Form 10-Q
period 2003-09-30
OLD EVANGELINE DOWNS CAPITAL CORP; OLD EVANGELINE DOWNS LLC
filed 2003-11-14
CIK 1235662, 1235660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________________to_____________

                       Commission File Number: 333-105587

THE OLD EVANGELINE DOWNS, LLC             THE OLD EVANGELINE DOWNS CAPITAL CORP.
 (Exact name of registrant                    (Exact name of registrant
 as specified in its charter)                as specified in its charter)

       LOUISIANA                                        DELAWARE
(State or other jurisdiction of               (State or other jurisdiction of
incorporation or organization)                 incorporation or organization)

       72-1280511                                       25-1902805
(I.R.S. Employer Identification No.)        (I.R.S. Employer Identification No.)



                                 P.O. BOX 90270
                         LAFAYETTE, LOUISIANA 70509-0270
                                 (337) 896-7223
(Address, including zip code, and telephone number, including area code, of principal executive offices)

--------------------------------------------------------------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.            Yes [X]   No []

      Indicate by check mark whether the registrant is an accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).          Yes [ ]   No [X]

      All of the common equity interests of The Old Evangeline Downs, LLC are held by OED Acquisition, LLC. The Old Evangeline Downs Capital Corp. ("OED Capital") is a wholly-owned subsidiary of The Old Evangeline Downs, LLC.

                          THE OLD EVANGELINE DOWNS, LLC
                               INDEX TO FORM 10-Q

Part I - Financial Information

     Item 1 - Financial Statements

     The Old Evangeline Downs, LLC:
          Condensed Consolidated Balance Sheets (Unaudited) as of
               September 30, 2003 and December 31, 2002........................3
          Condensed Consolidated Statements of Operations for the Three
               and Nine Months Ended September 30, 2003 (Successor),
               the period August 31, 2002 through September 30, 2002
               (Successor) the period July 1, 2002 through August 30, 2002 (Predecessor) and the period January 1, 2002 through
               August 30, 2002 (Predecessor)...................................4
          Condensed Consolidated Statements of Cash Flows (Unaudited)
               for the Nine Months Ended September 30, 2003
               (Successor), the period August 31, 2003 through
               September 30, 2002 (Successor) and the period
               January 1, 2002 through August 30, 2002 (Predecessor)...........5
          Notes to Condensed Consolidated Financial Statements
               (Unaudited).....................................................6

     Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................16

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk......23

     Item 4 - Controls and Procedures.........................................23

Part II - Other Information

     Item 1 - Legal Proceedings...............................................24
     Item 2 - Changes in Securities and Use of Proceeds.......................24
     Item 3 - Defaults Upon Senior Securities.................................24
     Item 4 - Submission of Matters to a Vote of Security Holders.............24
     Item 5 - Other Information...............................................24
     Item 6 - Exhibits and Reports on Form 8-K................................24

Signatures....................................................................26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          THE OLD EVANGELINE DOWNS, LLC
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               September 30,             December 31,
                                                                               -------------             ------------
                                                                                   2003                     2002
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                   $     805,732             $    962,652
   Restricted cash - purse settlements                                                58,920                  840,366
   Restricted investments                                                         15,778,883
   Accounts receivable                                                             1,873,914                  176,120
   Interest receivable                                                               154,803
   Inventory                                                                          40,704                   29,736
   Prepaid expenses                                                                  158,599                   48,885
                                                                               -------------             ------------
            Total current assets                                                  18,871,555                2,057,759
                                                                               -------------             ------------
RESTRICTED CASH - RACINO PROJECT                                                  44,750,403
                                                                               -------------             ------------
PROPERTY AND EQUIPMENT, NET                                                        1,515,610                1,340,383
                                                                               -------------             ------------
PROPERTY AND EQUIPMENT IN ST. LANDRY PARISH                                       40,896,080                7,455,885
                                                                               -------------             ------------
OTHER ASSETS:
   Deferred financing costs, net of amortization
     of $889,505 and $306,028, respectively                                       10,513,626                  484,851
   Intangible assets                                                              32,244,084               31,329,834
   Deposits                                                                           38,735                   73,131
                                                                               -------------             ------------
            Total other assets                                                    42,796,445               31,887,816
                                                                               -------------             ------------
TOTAL                                                                           $148,830,093             $ 42,741,843
                                                                                ============             ============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $  2,725,596             $  1,237,603
   Construction payable - St. Landry Parish                                       12,882,728                2,376,494
   Purse settlement payable                                                          371,451                  846,778
   Accrued payroll and payroll taxes                                                 142,713                  131,170
   Accrued interest                                                                1,355,036                  327,953
   Other accrued expenses                                                            751,887                  187,253
   Accounts payable to PGC and OEDA                                                3,991,453                3,038,992
   Notes payable                                                                                            4,500,000
   Term loan payable                                                                                        8,300,000
   Note payable to parent                                                                                   7,325,000
                                                                               -------------             ------------
            Total current liabilities                                             20,220,864               28,271,243
                                                                               -------------             ------------

LONG-TERM LIABILITIES:
   13% Senior secured notes, net of discount                                     120,864,997
   Line of credit                                                                  2,604,301
   Litigation settlement                                                             800,000
                                                                               -------------             ------------
            Total long-term liabilities                                          124,269,298
                                                                               -------------             ------------
            Total liabilities                                                    146,490,162               28,271,243

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY                                                                    2,339,931               14,470,600
                                                                               -------------             ------------
TOTAL                                                                           $148,830,093             $ 42,741,843
                                                                                ============             ============


See notes to condensed consolidated financial statements (unaudited).

                          THE OLD EVANGELINE DOWNS, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                   Successor          Successor         Predecessor       Successor         Predecessor
                                  Three Months     Period August 31,   Period July 1,    Nine Months       Period January
                                     Ended          2002 through        2002 through        Ended          1, 2002 through
                                  September 30,      September 30,       August 30,      September 30,       August 30,
                                      2003               2002               2002              2003              2002
                                ------------------  --------------     -------------    ----------------  ----------------
REVENUES:


Meet                             $    1,320,313     $      118,660     $  1,271,534     $   3,509,156      $   3,348,108
Off-track betting                     1,966,538            543,859        1,257,860         6,122,211          5,387,021
Food and beverage                       426,679             50,207          362,836         1,086,482            971,238
                                 --------------     --------------     ------------     -------------      -------------
   Total net revenues                 3,713,530            712,726        2,892,230        10,717,849          9,706,367
                                 --------------     ---------------    ------------     --------------     -------------

EXPENSES:

Meet                                  1,330,328            189,453        1,144,840         3,465,245          3,034,288
Off-track betting                     1,549,965            361,746          826,495         4,258,142          3,454,157
Food and beverage                       368,525             49,965          285,385           966,892            886,708
Selling, general and
  administrative                        393,830             88,963          226,564         1,193,455            791,846
Pre-opening expense                     512,445                                               717,366
Depreciation and amortization            79,083             18,638           37,733           224,978            138,166
Management fee                          120,000             40,000           64,644           360,000             64,644
Litigation settlement                                                                       1,600,000
                                 --------------     --------------      -----------       -----------       ------------
  Total expenses                      4,354,176            748,765        2,585,661        12,786,078         8,369,809
                                 --------------     --------------      -----------       -----------       ------------

INCOME (LOSS) FROM OPERATIONS          (640,646)           (36,039)         306,568        (2,068,229)        1,336,557
                                 ---------------    ---------------     -----------       ------------       -----------

OTHER INCOME (EXPENSE):
   Interest income                      107,582                317            1,169           382,105             9,242

Interest expense (including
  amortization  and write-off
  of deferred  financing costs
  and bond discount of $466,686,
  $73,889 and $0 for the three
  months ended September 30,
  2003, the period August 31,
  2002 through September 30,
  2002 and the period July 1,
  2002 through  August 30,  2002,
  respectively, and $1,469,444
  and $0 for the nine months
  ended September 30, 2003 and
  the period January 1, 2002
  through August 30, 2002,
  respectively)                      (3,955,703)          (192,233)         (235,913)      (10,313,296)        (769,163)
                                ----------------     --------------     ------------       -----------      ------------
     Total  other  expense           (3,848,121)          (191,916)         (234,744)       (9,931,191)        (759,921)
                                ----------------     --------------     ------------       -----------      ------------

NET INCOME (LOSS) TO COMMON
MEMBERS' INTEREST               $    (4,488,767)     $    (227,955)     $     71,825      $(11,999,420)      $   576,637
                                ================     ==============     ============      =============      ============


See notes to condensed consolidated financial statements (unaudited).

                          THE OLD EVANGELINE DOWNS, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          Successor
                                                         Nine Months           Successor          Predecessor
                                                            Ended           Period August 31,   Period January 1,
                                                        September 30,         2002 through        2002 through
                                                             2003          September 30, 2002    August 30, 2002
                                                     -----------------     ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:


Net income (loss)                                    $    (11,999,420)     $    (227,955)      $     576,637
Adjustments to reconcile net income to net
   cash flows from operating activities:
    Depreciation and amortization                             224,978             18,638             138,166
    Amortization and write-off of deferred
     financing costs and discount on notes                  1,469,444             73,889

Changes in operating assets and liabilities:
    Restricted cash - purse settlement                        781,446              5,049           1,093,687
    Receivables                                            (1,852,597)           781,108          (1,394,560)
    Inventory                                                 (10,968)             5,834               5,439
    Prepaid expenses and other assets                         (75,318)            12,096             (97,903)
    Accounts payable                                        1,064,251            147,109            (255,764)
    Accrued expenses                                          207,982           (113,468)            390,424
    Litigation settlement                                   1,200,000
    Accounts payable to PGC and OEDA                          504,455
                                                      ---------------       -------------       -------------
     Net cash flows from operating activities              (8,485,747)           702,300             456,126


CASH FLOWS FROM INVESTING ACTIVITIES:

    Business acquisition and licensing costs               (1,781,746)          (139,678)           (269,680)
    Racino project development costs                      (20,716,399)        (4,038,694)           (382,159)
    Restricted cash - racino project                      (44,750,403)
    Purchase of restricted investments                    (23,922,971)
    Sale of restricted investments                          8,144,088
    Purchase of property and equipment                       (492,830)           (29,501)            (54,289)
                                                       ---------------      -------------        ------------
     Net cash flows from investing activities             (83,520,261)        (4,207,873)            (706,128)


CASH FLOWS FROM FINANCING ACTIVITIES:

    Deferred financing costs                              (11,366,213)          (316,206)
    Proceeds from notes payable                                                4,500,000
    Proceeds from senior credit facility                    2,604,301
    Proceeds from senior secured notes                    120,736,000
    Principal payments on notes payable                    (4,500,000)
    Principal payments on senior credit facility           (8,300,000)
    Principal payments on note payable to parent           (7,325,000)
    Principal payments on long-term debt to
      related party                                                                                   (90,987)
                                                       ---------------      ------------         -------------
     Net cash flows from financing activities              91,849,088          4,183,794              (90,987)
                                                       ---------------      ------------         -------------

NET INCREASE IN CASH                                         (156,920)           678,221             (340,989)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              962,652            653,841              994,830
                                                       --------------       ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $      805,732       $  1,332,062          $   653,841
                                                       ==============       ============          ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  ACTIVITIES:

  Exchange of Private OED Notes for
    Registered OED Notes                               $  123,200,000


See notes to condensed consolidated financial statements (unaudited).

                          THE OLD EVANGELINE DOWNS, LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   ORGANIZATION, BUSINESS PURPOSE, AND BASIS OF PRESENTATION

Through a series of transactions consummated in 2002, OED Acquisition, LLC ("OEDA"), a wholly-owned subsidiary of Peninsula Gaming Company, LLC ("PGC") acquired all of the outstanding membership interests of The Old Evangeline Downs, L.C., later renamed The Old Evangeline Downs, LLC (hereinafter, together with its consolidated subsidiaries, "OED" or the "Company").

The Company currently owns and operates the Evangeline Downs Racetrack, part of a 94,200 ft2 pari-mutuel wagering complex located near Lafayette, Louisiana, which offers pari-mutuel wagering on live thoroughbred and quarter horse races four days a week from the middle of April through Labor Day in September and simulcast pari-mutuel wagering seven days per week throughout the year. The Company also operates an off-track betting parlor (an "OTB") in New Iberia, Louisiana that offers simulcast pari-mutuel wagering and an OTB in Port Allen, Louisiana that offers video poker gaming and simulcast pari-mutuel wagering. These two OTBs also offer pari-mutuel wagering on simulcast races seven days per week.

PGC and OEDA, as operators under an existing management services agreement with the Company, manage the Company's existing racetrack and are supervising the design, development and construction of the Company's new casino and contiguous racetrack facility in St. Landry Parish, Louisiana (the "racino") which will offer pari-mutuel wagering and slot machines (the "racino project"). Under the terms of the management services agreement, PGC and OEDA will also manage and operate the racino.

All  intercompany   balances  and  transactions  have  been  eliminated  in  the consolidated financial statements contained herein.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring entries unless otherwise disclosed, necessary to present fairly the financial information of the Company for the interim periods presented and have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim results reflected in the financial statements are not necessarily indicative of results for the full year or other periods.

The condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company's registration statement filed on Form S-4 on August 12, 2003. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited condensed consolidated financial statements.

Racino Development

In order to provide funding for the racino project and to repay certain then existing indebtedness, on February 25, 2003, the Company completed a private placement of $123.2 million of its 13% Senior Secured Notes due 2010 with Contingent Interest (the "Private OED Notes"). On September 10, 2003, the Company exchanged the Private OED Notes for notes registered with the Securities and Exchange Commission otherwise identical in all respects to the Private OED Notes (the "Registered OED Notes", and together with the Private OED Notes, the "OED Notes").

The Company has purchased all of the land necessary to develop the racino project, and the total cost to design, develop, construct, equip and open the racino (net of costs incurred prior to the issue date of the OED Notes) is expected to be approximately $93.1 million (which includes costs of approximately $3.0 million to widen evacuation routes within the designated gaming space of the casino as permitted by recent statutory authority). The construction and development of the racino project is expected to be completed in two phases. The first phase involves the construction of the casino and related casino amenities, at a total cost of $73.4 million (net of costs incurred prior to the issue date of the Private OED Notes) and the second phase involves the construction of the horse racetrack and related facilities for a total cost of $19.7 million. The Company anticipates completing the first phase of the racino project and commencing operations at the casino portion of the racino by the end of 2003 and has already commenced construction of a portion of the related facilities comprising the second phase of the racino project. The Company expects to begin scheduling live racing meets at the racino in December 2004, at which time it expects to cease operations at its existing horse racetrack.

The source of funds to complete construction and development of the racino will be (i) a portion of the proceeds from the offering of the OED Notes, (ii) available borrowings under the Company's $15.0 million senior secured credit facility, (iii) available borrowings under the Company's $16.0 million furniture, fixtures and equipment financing facility and (iv) cash flows from existing racetrack operations and future cash flows from future racino operations. See Note 5 for further information about the OED Notes, the senior credit facility and the furniture, fixtures and equipment financing facility.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restricted Investments. As of September 30, 2003, the Company had $15.8 million invested in government securities with original maturities of greater than 90 days from the date of initial investment. Proceeds from the sale of these investments at maturity will be used to help pay payments of fixed interest on the OED Notes due March 1, 2004 and September 1, 2004 in accordance with the terms of the Cash Collateral and Disbursement Agreement, dated February 25, 2003, among the Company, US Bank (as trustee and disbursement agent) and an independent construction consultant (the "Cash Collateral and Disbursement Agreement").

Restricted Cash - Racino Project "Restricted cash - racino project" represents unused proceeds from the sale of the OED Notes, the use and disbursement of which are restricted to the design, development, construction, equipping and opening of the racino in accordance with the Cash Collateral and Disbursement Agreement. As of September 30, 2003, the Company had $39.5 million in cash equivalents deposited in a construction disbursement account, $0.2 million in cash equivalents deposited in an interest reserve account that will be used toward payment of fixed interest on the OED Notes and $5.0 million in cash equivalents deposited in a completion reserve account that will be used to fund potential cost overruns and contingency amounts with respect to the design, development, construction, equipping and opening of the racino. The funds deposited in these accounts are invested in securities that are readily convertible to cash.

Capitalized Interest. The Company capitalizes interest costs associated with debt incurred in connection with the racino project. When debt is not specifically identified as being incurred in connection with the development of the racino project, the Company capitalizes interest on amounts expended on the racino project at the Company's average cost of borrowed money. Capitalization of interest will cease when the project is substantially complete. The amount capitalized as of September 30, 2003 and December 31, 2002 was $1.3 million and $0.1 million, respectively.

Business Acquisition and Licensing Costs. As of September 30, 2003, the Company had recorded approximately $3.8 million on its balance sheet for directly related legal and other incremental costs associated with the acquisition of OED and obtaining the relevant gaming licenses to conduct gaming operations associated with the racino project in Louisiana. These costs are included as a cost of the acquisition and have been evaluated under SFAS No. 141 "Business
Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Intangible assets of $28.4 million acquired as part of the OED acquisition were identified and valued as follows (in millions):


                        Slot Machine and Electronic Video
                          Game Licenses                             $24.6

                        Tradename                                    $2.5

                        Horse Racing Licenses                        $1.3
                                                                    -----
                        Total                                       $28.4


For purposes of the valuations set forth above, each of the identified intangible assets were treated as having indefinite lives and valued separately. The methodology employed by an independent valuation specialist to arrive at such valuations required evaluating the fair market value of the existing horse racing business on a stand-alone basis without taking into account any right to obtain slot machine and electronic video game licenses. Such valuation was based in part upon other transactions in the industry and the Company's historical results of operations. A value was also derived for the tradename using market based royalty rates. A significant portion of the purchase price is attributable to the slot machine and electronic video game license rights, which were valued based upon the market value paid by other operators and upon projected cash flows from operations. These valuations and related intangible assets are subject to impairment by, among other things, significant changes in the gaming tax rates in Louisiana, significant new competition which could substantially reduce profitability, non-renewal of the Company's racing or gaming licenses due to regulatory matters, changes to the Company's tradename or the way the Company's tradename is used in connection with its business and regulatory changes that could adversely affect the Company's business by, for example, limiting or reducing the number of slot machines or video poker machines that they are permitted to operate.

Construction Payable - St. Landry Parish. At September 30, 2003 and December 31, 2002, the Company had $12.9 million and $2.4 million, respectively, in payables and accruals related to construction and development costs associated with the racino project.

Revenue Recognition. Included in "Off-track betting" revenue are revenues from video poker devices at the Company's Port Allen OTB. The Company is subject to an ongoing requirement to pay a certain percentage of its net device revenues to supplement purses for horsemen, such as the Louisiana Horsemen's Benevolent and Protective Association 1993, Inc. ("LHBPA"). Prior to April 2003, this amount was calculated as (a) 50% of an amount equal to net device revenue minus franchise fees, less (b) a credit of $116 per machine per month. However, in a decision rendered on April 9, 2003, the Louisiana Supreme Court ruled that only the $116 credit per machine per month could be deducted from the net device revenues in determining the amount owed to the LHBPA.

In an effort to reduce the impact of the Louisiana Supreme Court ruling, the Louisiana Legislature passed legislation during the 2003 Regular Session that effectively reduces the amounts that licensed establishments such as the Company must pay to supplement purses for horsemen, such as the LHBPA.

Pursuant to such legislation, which went into effect on August 15, 2003, such payments are now in an amount equal to 20% of net device revenue without any deductions or credits.

See Note 6 for a discussion of a recent settlement of video poker purse liabilities prior to the Louisiana Supreme Court ruling.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to these policies. We also periodically evaluate the carrying value of our assets in accordance with generally accepted accounting principles. We operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The majority of our revenues are in the form of cash, which by its nature, does not require complex estimates. In addition, we made certain estimates surrounding our application of purchase accounting related to the acquisition and the related assignment of costs to goodwill and other intangible assets.

In addition, contingencies are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use judgment. Many of these legal contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome could have a material impact on our financial condition and operating results.

Recently Issued Accounting Standards. In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands the disclosure requirements related to certain guarantees, including product warranties, and requires the Company to recognize a liability for the fair value of all guarantees issued or modified after December 31, 2002. FIN 45 did not impact the Company's financial position or net income.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement affects the accounting for certain obligations that a reporting entity can or must settle by issuing its own equity shares. It is effective for financial instruments entered into or modified after May 31, 2003 and is effective for the Company's previously existing financial instruments in the fourth quarter of 2003. Statement No. 150 did not impact the Company's financial position or net income.

Consolidations. The consolidated financial statements include the financial information of the Company and its wholly-owned subsidiary, The Old Evangeline Downs Capital Corp. All intercompany transactions have been eliminated.

Reclassifications. Certain 2002 amounts have been reclassified to conform with 2003 presentation.

3.   PROPERTY AND EQUIPMENT, NET

Property and equipment of the Company and its subsidiaries used in existing operations at September 30, 2003 and December 31, 2002 are summarized as follows:

                                       September 30,           December 31,
                                           2003                    2002
                                       -------------           ------------
Land                                   $     310,000          $     310,000
Buildings and improvements                 1,714,905              1,714,374
Furniture, fixtures and equipment          1,631,287              1,231,613
Vehicles                                      45,455                 45,455
                                       -------------           ------------
Subtotal                                   3,702,647              3,302,442
Accumulated depreciation                  (2,187,037)            (1,962,059)
                                       -------------           ------------
Property and equipment, net            $   1,515,610          $   1,340,383
                                       =============          =============

Depreciation expense charged to operations for the three months ended September 30, 2003, the period August 31, 2002 through September 30, 2002 and the period July 1, 2002 through August 30, 2002 was $79,083, $18,638 and $37,733, respectively, and for the nine months ended September 30, 2003 and the period January 1, 2002 through August 30, 2002 was $224,978 and $138,166, respectively.


4.   PROPERTY AND EQUIPMENT IN ST. LANDRY PARISH

Property and equipment in St. Landry Parish related to the development of the racino project at September 30, 2003 and December 31, 2002 are summarized as follows:

                                           September 30,          December 31,
                                               2003                   2002
                                          -------------          -------------
Land and land improvements                $   7,310,565          $   5,319,633
Building                                     33,213,739              2,136,252
Furniture, fixtures and equipment               371,776
Property and equipment at St.             -------------          -------------
   Landry Parish                          $  40,896,080          $   7,455,885
                                          =============          =============


5.   DEBT

The outstanding debt of the Company and its subsidiaries consists of the following:

                                                September 30,      December 31,
                                                    2003              2002
                                                -------------      ------------
13% Senior Secured Notes due March 1,
   2010 with Contingent Interest, net
   of discount of $2,335,003, secured
   by certain assets of the Company.             120,864,997

$15.0 million Loan and Security Agreement
   with Wells Fargo Foothill, Inc.,interest
   rate at Prime + 2.50% (current rate of
   6.5%), secured by certain assets of the
   Company.                                        2,604,301

$16.0 million Loan and Security Agreement of
   OED with Wells Fargo Foothill, Inc.,
   interest rate at Prime + 2.50% (current
   rate of 6.5%), secured by certain assets
   of OED.                                                 0

Term loan under Loan and Security Agreement
   of OED with Foothill Capital Corporation.
   This facility was repaid and terminated
   with proceeds of the offering of the OED
   Notes in February 2003.                                            8,300,000

Note payable to OEDA.  Obligations under this
   note were repaid in February 2003 with
   proceeds of the offering of the OED Notes.                         7,325,000

Note payable to William E. Trotter, II Family
   LLC.  Obligations under this note were
   repaid in February 2003 with proceeds of
   the offeringof the OED Notes.                                      4,500,000
                                                --------------     -------------

Total debt                                        123,469,298        20,125,000
                                                --------------     -------------
Less current portion                                       (0)      (20,125,000)
                                                --------------     -------------

Total long term debt                            $ 123,469,298      $          0
                                                ==============     =============

On February 25, 2003, the Company completed the private placement of the Private OED Notes and completed the exchange offer of the Private OED Notes for the Registered OED Notes on September 10, 2003. The OED Notes bear interest at a rate of 13% per year plus contingent interest which is payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2003. Upon commencement of casino operations at the racino site, contingent interest, if any, on the OED Notes will begin to accrue and shall be payable semi-annually in an amount equal to 5% of the Company's consolidated EBITDA for the preceding two fiscal quarters, provided that for the purposes of calculating contingent interest, consolidated EBITDA shall not exceed $50.0 million, which limitation is subject to reduction in proportion to any reduction in the principal amount of OED Notes outstanding. As the contingent interest is based on results of future operations, amounts due will be charged to interest expense in the corresponding financial reporting period with a corresponding credit to a current liability. The Company is permitted to defer the payment of accrued contingent interest if our pro forma interest coverage ratio for the applicable reference period, including contingent interest, does not exceed 1.5 to 1.0.


At the end of each six-month period after the casino portion of the racino begins operations, the Company is required under the indenture governing the OED Notes to offer to purchase the maximum principal amount of OED Notes that may be purchased, with an amount equal to the sum of (i) 50% of the Company's excess cash flow for such period (if any) and (ii) the then-available balance in an excess cash flow account, which account at any time shall not exceed $10 million. For 45 days following the expiration of each initial excess cash flow offer to purchase, the holders of the OED Notes have the right to request that the Company make an offer to purchase OED Notes with the funds in the excess cash flow account subject to certain limitations, including that the Company shall not be required to make more than one offer at any one time. All such offers to purchase OED Notes shall be made at 101% of the principal amount, plus accrued and unpaid interest.

The OED Notes are secured by all of the Company's current and future assets (with the exception of certain excluded assets), including the remaining unused proceeds from the offering of the OED Notes which have been deposited into the construction disbursement, interest reserve and completion reserve accounts. The OED Notes, which mature on March 1, 2010, are redeemable at the Company's option, in whole or in part at any time or from time to time, on and after March 1, 2007 at certain specified redemption prices set forth in the indenture governing the OED Notes. The indenture governing the OED

Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of the Company and its subsidiaries to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) agree to payment restrictions affecting the subsidiary guarantors; (6) consolidate or merge; (7) sell or otherwise transfer or dispose of assets, including equity interests of subsidiaries; (8) enter into transactions with affiliates; (9) designate subsidiaries as unrestricted subsidiaries; (10) use proceeds of permitted asset sales and (11) change its line of business. At September 30, 2003, the Company was in compliance with all such covenants. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding OED Notes may declare all unpaid principal and accrued interest on all of the OED Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture governing the OED Notes), each holder of OED Notes will have the right to require the Company to purchase all or a portion of such holder's OED Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

On June 24, 2003, the Company entered into a new $15.0 million senior secured credit facility with Wells Fargo Foothill, Inc. as lender (the "Senior Credit Facility"). The Senior Credit Facility was amended by the parties thereto on September 22, 2003 (the "Senior Credit Facility Amendment"). The Company's obligations under the Senior Credit Facility are secured by a lien on substantially all of its and its subsidiaries' current and future assets, other than the construction disbursement, interest reserve, completion reserve and excess cash flow accounts and certain other excluded assets as well as a pledge by OEDA of the capital stock of the Company. Pursuant to the intercreditor agreement described below, the lien on the collateral securing the Senior Credit Facility is senior to the lien on such collateral securing the OED Notes.

The Senior Credit Facility consists of a revolving credit facility which permits the Company to request advances and letters of credit to finance working capital and other general corporate needs. Pursuant to the Senior Credit Facility Amendment, the Company has the ability to borrow up to $6.5 million at any one time outstanding during the period before the date that the casino portion of the racino has been completed and is open for business to the general public and construction costs for the casino have been paid in full or, if such payments are not yet due on such date, that sufficient funds remain in the construction disbursement account to satisfy such payments in full (the "Phase I Completion Date"). For the period after the Phase I Completion Date but before the second anniversary of the Phase I Completion Date (the "Second Anniversary"), the total amount of credit that will be available to the Company under the Senior Credit Facility will be (i) prior to the date in which the lender assigns at least an aggregate amount of $10.0 million of obligations under the OED Credit Facility and the OED FF&E Facility (as defined below) (the "Syndication Date"), $9.0 million and (ii) from and after the Syndication Date, the lesser of $15.0 million and a specified borrowing base (the "Borrowing Base"). For the purposes of the Senior Credit Facility, the Borrowing Base is the lesser of 30% of the amount of certain costs incurred by the Company in connection with the construction of the racino project and 20% of the amount of the distressed-sale valuation of its and its subsidiaries' operations and assets. After the Second Anniversary, the total amount of credit that will be available to the Company will be the greater of (i) (a) prior to the Syndication Date, $9.0 million and
(b) from and after the Syndication Date, the lesser of $10.0 million and the Borrowing Base or (ii) the aggregate principal amount of all advances outstanding as of the Second Anniversary. At September 30, 2003, the Company had outstanding borrowings of $2.6 million and outstanding letters of credit of $3.2 million under the Senior Credit Facility.

All revolving loans and letters of credit issued under the Senior Credit Facility will mature on June 24, 2006. Prior to the maturity date, funds borrowed under the Senior Credit Facility may be borrowed, repaid and reborrowed, without premium or penalty. The Company's borrowings under the Senior Credit Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%. The interest rate payable under the Senior Credit Facility will increase by 2% per annum during the continuance of an event of default. Under the Senior Credit Facility, the Company is also required to pay to the lender a letter of credit fee equal to 2% per annum on the daily balance of the undrawn amount of all outstanding letters of credit and to the institution issuing a letter of credit a fronting fee, in each case payable in arrears on a monthly basis.

The Senior Credit Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum EBITDA requirement and a maximum capital expenditure requirement. At September 30, 2003 the Company was in compliance with all such covenants.

Concurrently with the closing of the Senior Credit Facility, the trustee under the indenture for the OED Notes (as secured party) entered into an intercreditor agreement with Wells Fargo Foothill, Inc. as the lender under such credit facility, providing, among other things, that the lien securing the indebtedness under the Senior Credit Facility is senior to the lien securing the indebtedness under the OED Notes (except that the construction disbursement, interest reserve, completion reserve and excess cash flow accounts are security only for the OED Notes).

On September 22, 2003, the Company entered into a new $16.0 million senior secured credit facility with Wells Fargo Foothill, Inc. as lender (the "FF&E Facility"). Under the FF&E Facility, the lender agrees to make a series of term loans, up to a maximum amount of $16.0 million, to finance the purchase of gaming equipment and other furniture, fixtures and equipment. The Company's obligations under the FF&E Facility are, subject to certain limitations, secured by a first priority lien on all of the furniture, fixtures and equipment, and all proceeds and products thereof. At September 30, 2003, the Company had no loans outstanding under the FF&E Facility.

Loans under the FF&E Facility shall be repayable in 48 equal monthly installments of principal, commencing on March 1, 2004, and continuing on the first day of each month thereafter until the unpaid balance of all loans are paid in full. The outstanding principal balance and all accrued and unpaid interest under all loans shall also be due and payable in full on March 1, 2008. Once borrowed, all loans may be prepaid in whole or in part without penalty or premium at any time during the term of this agreement. Amounts borrowed and repaid may not be reborrowed. The Company's borrowings under the FF&E Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%, but at no time shall the interest rate be less than 6%. The interest rate payable under the FF&E Facility will increase by 2% per annum during the continuance of an event of default.

The FF&E Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum EBITDA requirement and a maximum capital expenditure requirement. At September 30, 2003 the Company was in compliance with all such covenants.


6.  LITIGATION SETTLEMENT

On November 8, 1994, the Louisiana Horsemen's Benevolent and Protective Association 1993, Inc. ("LHBPA") filed a lawsuit against all licensed horse racetracks in the State of Louisiana. The lawsuit alleged that LHBPA did not receive the appropriate share of net revenues from video poker devices located at licensed horse racetracks. As of the date of the issuance of the December 31, 2002 financial statements, the potential liability of the Company related to an adverse outcome was inherently uncertain. As such, no expense or related accrual was recorded in the financial statements as of December 31, 2002.

In February 2003, the Company entered into a settlement agreement with the LHBPA for $1.6 million in connection with the lawsuit. The terms of the settlement agreement require the Company to make payments of $400,000 annually beginning in March 2003, with additional $400,000 payments, adjusted for inflation, due in March 2004 through 2006. As part of the settlement, a portion of these payments will be used to supplement future purses for live horse races at the Company's facility.

During the first quarter of 2003, the Company recorded an expense and related accrual of $1.6 million. Of the total $1.6 million accrual, the first $400,000 payment was paid to the LHBPA in March 2003 and the second $400,000 payment due in March 2004 has been included in "Other accrued expenses" in the "Current Liabilities" section of the Condensed Consolidated Balance Sheet as of September 30, 2003. The remaining $800,000 due under the settlement has been recorded under "Litigation settlement" in the "Long-term liabilities" section of the Condensed Consolidated Balance Sheet as of September 30, 2003.


7.   RELATED PARTIES

At September 30, 2003 and December 31, 2002, the Company had accrued interest recorded of $330,209 payable to OEDA related primarily to OEDA's purchase of a 50% interest in the Company's long-term notes payable on February 15, 2002. Interest was accrued from the date of purchase of the notes until August 30, 2002, at which time the interest in the notes was converted to members' equity of the Company.

At September 30, 2003 and December 31, 2002, the Company had an intercompany accounts payable to PGC of $2,945,350 and $2,484,139, respectively, related to racino project development costs and business acquisition and licensing costs advanced by PGC to OEDA and paid by OEDA on behalf of the Company.

At September 30, 2003 and December 31, 2002, the Company had management services fees payable to PGC and OEDA totaling $584,644 and $224,644, respectively.

At  September   30,  2003  and  December  31,  2002,   the  Company  had  member
distributions payable to OEDA totaling $131,250 and $0, respectively.


8.   COMMITMENTS AND CONTINGENCIES

Since the Company presently does not have a license to operate video gaming devices at its Port Allen OTB facility, in March 2003, the Company entered into a participation agreement (the "Participation Agreement") with an unrelated third party to operate video gaming devices. Under the terms of this agreement, such third party is allowed to operate 100 video gaming devices at the Port Allen OTB facility until May 27, 2004, which agreement may be extended by the parties for an additional one year term. Under such agreement, such third party is entitled to receive a percentage of the "net location profit" generated by such video gaming devices. The Company has the right to terminate this agreement upon providing fourteen days prior written notice.

The Participation Agreement also requires that the Company, immediately upon its receipt of a valid video gaming operators license from the Louisiana Gaming Control Board, assume all of the operator's payment obligations with respect to the purchase of the 100 video gaming devices installed at the Port Allen OTB facility. The assumption of such purchase obligation would require the Company to reimburse the operator with respect to payments made under such purchase
agreement,   including  a

$64,364 down payment, and to assume any unpaid installments out of the twenty four equal monthly installments of $31,250 required to be paid commencing August 1, 2003.

Neither the Company nor any of its subsidiaries are a party to, and none of its property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. The Company does not believe that adverse determinations in any or all such litigation would have a material adverse effect on the Company's financial condition, results of operations or cash flows.


9.   SUBSEQUENT EVENT

In October 2003, the Company executed two separate purchase agreements to purchase approximately 106 acres of land adjacent to the new racino. Under the first purchase agreement, the Company purchased approximately 13 acres for a total purchase price of $550,000. The source of funds for the purchase price included a $50,000 deposit paid in February 2003 and $500,000 from the construction disbursement account paid on October 24, 2003.

Under the second purchase agreement, the Company purchased an additional 93 acres of land, divided into seven approximately equal parcels, for a total purchase price of $3,850,000. The purchase price under this second purchase agreement was financed by the seller with the Company issuing a $3,850,000 note payable to the seller. The note is payable in seven equal annual installments of $550,000 beginning October 24, 2004 and bears interest at a rate of 4.75% of the unpaid balance due monthly in arrears on the fifth day of each month beginning on December 5, 2003. The note is collateralized by a mortgage on the property. Simultaneously with the payment of each $550,000 annual installment discussed above, seller agrees to release one of the remaining parcels from the mortgage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report. Some statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in our registration statement filed on Form S-4 on August 12, 2003 and the related prospectus, dated August 12, 2003. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended.

Critical Accounting Policies

      The  preparation  of financial  statements in accordance  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to such policies. We also periodically evaluate the carrying value of our assets in accordance with generally accepted accounting principles. We operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The majority of our revenues are in the form of cash, which by its nature, does not require complex estimations. In addition, we were required to make certain estimates in determining values assigned to intangible assets in connection with the application of purchase accounting principles to the acquisition by OEDA of OED.

      In addition, contingencies are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use judgment. Many of these legal contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome could have a material impact on our financial condition and operating results.

      In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands the disclosure requirements related to certain guarantees, including product warranties, and requires the Company to recognize a liability for the fair value of all guarantees issued or modified after December 31, 2002. FIN 45 did not impact the Company's financial position or net income.

      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement affects the accounting for certain obligations that a reporting entity can or must settle by issuing its own equity shares. It is effective for financial instruments entered into or modified after May 31, 2003 and is effective for the Company's previously existing financial instruments in the fourth quarter of 2003. Statement No. 150 did not impact the Company's financial position or net income.


RESULTS OF OPERATIONS
---------------------

      The results of operations for the three and nine months ended September 30, 2003 and 2002 discussed below represent the consolidated results of operations of the successor and predecessor companies respectively. The results of operations for 2002 include the Company's consolidated results of operations for the period August 31 to September 30, 2002 for the successor company and the consolidated results of operations for the period January 1 to August 30, 2002 for the predecessor company. As a result of the substantially different capital structure of our company in comparison to that of the predecessor company, and of the applications of purchase accounting in connection with the acquisition of the Company by OEDA, our results of operations may not be comparable to the results of operations of the predecessor company.

STATEMENT OF OPERATIONS DATA

                                                                                                                 Predecessor
                                   Successor             Successor             Predecessor        Successor         Period
                                 Three Months        Period August 31,       Period July 1,      Nine Months      January 1,
                                     Ended              2002 through          2002 through           Ended       2002 through
                                 September 30,          September 30,           August 30,          June 30,       August 30,
                                     2003                   2002                  2002               2003            2002
                               -----------------     -----------------      ---------------    --------------   --------------

REVENUES:
   Meet                          $     1,320,313       $       118,660       $    1,271,534     $   3,509,156     $  3,348,108
   Off-track betting                   1,966,538               543,859            1,257,860         6,122,211        5,387,021
   Food and beverage                     426,679                50,207              362,836         1,086,482          971,238
                               -----------------     -----------------      ---------------    --------------   --------------
         Total net revenues            3,713,530               712,726            2,892,230        10,717,849        9,706,367
                               -----------------     -----------------      ---------------    --------------   --------------

EXPENSES:
   Meet                                1,330,328               189,453            1,144,840         3,465,245        3,034,288
   Off-track betting                   1,549,965               361,746              826,495         4,258,142        3,454,157
   Food and beverage                     368,525                49,965              285,385           966,892          886,708
   Selling, general and
   administrative                        393,830                88,963              226,564         1,193,455          791,846
   Pre-opening expense                   512,445                                                      717,366
   Depreciation and
   amortization                           79,083                18,638               37,733           224,978          138,166
   Management fee                        120,000                40,000               64,644           360,000           64,644
   Litigation settlement                                                                            1,600,000
                               -----------------     -----------------      ---------------    --------------    -------------
         Total expenses                4,354,176               748,765            2,585,661        12,786,078        8,369,809
                               -----------------     -----------------      ---------------    --------------    -------------
INCOME (LOSS) FROM
   OPERATIONS                    $     (640,646)       $       (36,039)      $      306,568      $ (2,068,229)    $  1,336,557
                               =================     ==================     ================    ==============   ==============

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

      REVENUES

      Meet revenues decreased slightly to $1.3 million for the three months ended September 30, 2003 from $1.4 million for the three months ended September 30, 2002. This decrease is due primarily to a $45,000 decrease in net commissions from live racing and a $45,000 decrease in signal fee revenue, both as a result of a decrease in handle. Meet revenues accounted for 35.5% and 38.5% of the total revenues for the three months ended September 30, 2003 and 2002, respectively.

      Off-track betting revenues increased 9.1% to $2.0 million for the three months ended September 30, 2003 from $1.8 million for the three months ended September 30, 2002. This increase is primarily due to an increase in net video poker revenues of $115,000 resulting from the Company's Port Allen OTB facility renovation and the installation of 100 video poker machines during the second quarter of 2003. The remaining increase is due to an increase in net commissions of approximately $63,000, the result of a 2.3% increase in OTB handle. Off-track betting revenues accounted for 53.0% and 50.0% of the total revenues for the three months ended September 30, 2003 and 2002, respectively.

      Food and beverage revenue remained substantially unchanged at $0.4 million for the three months ended September 30, 2003 and 2002 and accounted for 11.5% and 11.5% of the total revenues for the three months ended September 30, 2003 and 2002, respectively.

      OPERATING EXPENSES

      Meet expense remained substantially unchanged at $1.3 million for the three months ended September 30, 2003 and 2002.

      Off-track betting expense increased 30.4% to $1.5 million for the three months ended September 30, 2003 from $1.2 million for the three months ended September 30, 2002. This increase is primarily attributed to an increase in operating and advertising expenses of $243,000 related to the addition of 100 new video gaming devices at the Company's newly renovated OTB in Port Allen, Louisiana. The remaining increase is due primarily to an increase in insurance expenses of approximately $28,000 and an increase in utility expenses of $27,000, caused by an increase in local utility rates.

      Food and beverage expense remained substantially unchanged at $0.4 million for the three months ended September 30, 2003 and 2002.

      Selling, general and administrative expense increased 24.8% to $0.4 million for the three months ended September 30, 2003 from $0.3 million for the three months ended September 30, 2002. This increase is primarily due to an increase in professional fees of approximately $50,000.

      Pre-opening expenses of $0.5 million for the three months ended September 30, 2003 relate to payroll and other expenses incurred by the Company directly related to start-up activities surrounding the racino project.

      Depreciation and amortization expense remained substantially unchanged at $0.1 million for the three months ended September 30, 2003 and 2002.

      Management fees of $0.1 million for the three months ended September 30, 2003 and 2002 relate to an intercompany management services agreement the Company entered into with the PGC and OEDA.

These expenses have not been paid to PGC or OEDA and are accrued on the Company's condensed consolidated balance sheet.

      OTHER INCOME

      Interest income increased to $0.1 million for the three months ended September 30, 2003 from $0.0 million during the three months ended September 30, 2002 due primarily to interest earned on the net cash proceeds from the offering of the OED Notes which were invested in interest bearing government securities.

      Interest expense increased to $4.0 million for the three months ended September 30, 2003 from $0.4 million for the three months ended September 30, 2002. This change is primarily due to the change in our debt structure.


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

      REVENUES

      Meet revenues remained substantially unchanged at $3.5 million for the nine months ended September 30, 2003 and 2002. Meet revenues accounted for 32.8% and 33.3% of the total revenues for the nine months ended September 30, 2003 and 2002, respectively.

      Off-track betting revenues increased 3.2% to $6.1 million for the nine months ended September 30, 2003 from $5.9 million for the nine months ended September 30, 2002. This increase is primarily due to an increase in net video poker revenues of $116,000, resulting from the Company's Port Allen OTB facility renovation and the installation of 100 video poker machines during the second quarter of 2003. The remaining increase is due to an increase in net OTB commissions of approximately $39,000. Off-track betting revenues accounted for 57.1% and 56.9% of the total revenues for the nine months ended September 30, 2003 and 2002, respectively.

      Food and beverage revenue increased slightly to $1.1 million for the nine months ended September 30, 2003 from $1.0 million for the nine months ended September 30, 2002 due primarily to the addition of a new, more experienced food and beverage director and the fact that the track clubhouse was open for five additional live racing days. Concession revenues accounted for 10.1% and 9.8% of the total revenues for the nine months ended September 30, 2003 and 2002, respectively.

      OPERATING EXPENSES

      Meet expense increased 7.5% to $3.5 million for the nine months ended September 30, 2003 from $3.2 million for the nine months ended September 30, 2002. This increase is primarily attributed to increases in (i) insurance expense of $94,000 and (ii) an increase in payroll expenses of approximately $89,000 partially due to an increase in the number of live racing days in 2003 compared to 2002 and (iii) an increase in utilities of approximately $92,000 due to an increase in utility rates.

      Off-track betting expense increased 11.6% to $4.3 million for the nine months ended September 30, 2003 from $3.8 million for the nine months ended September 30, 2002. This increase is primarily attributed to an increase in operating and advertising expenses of $292,000 related to the addition of 100 new video gaming devices at the Company's newly renovated OTB in Port Allen, Louisiana. The remaining increase is due primarily to an increase in the number of days in which the OTB's were open in 2003 compared to 2002 and an increase in insurance expenses of approximately $37,000.

      Food and beverage expense remained substantially unchanged at $0.9 million for the nine months ended September 30, 2003 and 2002.

      Selling, general and administrative expense increased 35.5% to $1.2 million for the nine months ended September 30, 2003 from $0.9 million for the nine months ended September 30, 2002. This increase is primarily due to an increase in professional fees of approximately $160,000, primarily legal expenses related to the LHBPA video poker settlement.

      Pre-opening expenses of $0.7 million for the nine months ended September 30, 2003 relate to payroll and other expenses incurred by us directly related to start-up activities surrounding the racino project.

      Depreciation and amortization expense remained substantially unchanged at $0.2 million for the nine months ended September 30, 2003 and 2002.

      Management fees of $0.4 million and $0.1 million for the nine months ended September 30, 2003 and 2002, respectively, relate to an intercompany management services agreement the Company entered into with PGC and OEDA. As of September 30, 2003, these expenses had not been paid to PGC or OEDA and are accrued on the Company's condensed consolidated balance sheet.

      Litigation settlement expense during the nine months ended September 30, 2003 of $1.6 million relates to the litigation settlement in February 2003 of a lawsuit brought by the Louisiana Horsemen's Benevolent and Protective Association 1993, Inc. with respect to the sharing of video poker revenues. The terms of the settlement agreement require the Company to make payments of $400,000 annually beginning in March 2003, with additional $400,000 payments, adjusted for inflation, due in March 2004 through 2006. As part of the settlement, a portion of these payments will be used to supplement future purses for live horse races at our facility.

      OTHER INCOME

      Interest income increased to $0.4 million for the nine months ended September 30, 2003 from $0.0 million during the nine months ended September 30, 2002 due primarily to interest earned on the net proceeds from the OED Notes which were deposited into interest bearing government securities.

      Interest expense increased to $10.3 million for the nine months ended September 30, 2003 from $0.9 million for the nine months ended September 30, 2002. This change is primarily due to the change in our debt structure.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

      Our cash and cash equivalents balance decreased $0.2 million to $0.8 million at September 30, 2003 from $1.0 million at December 31, 2002.

      Cash flows used in operating activities of $8.5 million for the nine months ended September 30, 2003 consisted of net loss of $12.0 million increased by non-cash charges of $1.7 million, principally amortization and write off of deferred financing costs, and an increase in working capital of $1.8 million. The change in working capital is primarily comprised of (i) an additional $1.2 million accrual related to the outstanding balance of the LHBPA litigation settlement and (ii) an increase in intercompany payables of $0.5 million which relate to racino project development costs and business acquisition and licensing costs advanced by PGC to OEDA and paid by OEDA on behalf of the Company and accrued management service fees owed to PGC and OEDA in accordance with an intercompany management services agreement.

      Cash flows used in investing activities for the nine months ended September 30, 2003 was $83.5 million consisting of (i) an increase in restricted cash - racino project and restricted investments of $68.6 million related to the investment of proceeds from the OED Notes into interest bearing cash equivalents and investments whose distribution is restricted as outlined in the Cash Collateral and Disbursement Agreement, (ii) approximately $20.7 million for construction, architecture fees and other development costs associated with the racino project and the purchase of land at St. Landry Parish where the racino is being developed, (iii) approximately $1.8 million in development costs related to the acquisition and our racing and gaming licenses and (iv) cash outflows of approximately $0.5 million used for capital expenditures mainly related to the renovation of our Port Allen OTB to accommodate the installation of 100 video poker machines. These cash outflows were offset by cash proceeds from the sale of restricted investments of $8.1 million, the proceeds of which were used to make the first interest payment on the OED Notes due September 1, 2003. We expect additional capital expenditures (other than the capital expenditures related to the racino project) to be approximately $0.1 million for the year ended December 31, 2003.

      Cash flows from financing activities for the nine months ended September 30, 2003 of $91.8 million reflects the net proceeds from the offering of the OED Notes of $120.7 million and the proceeds from our draw down under the Senior Credit Facility of $2.6 million. These proceeds were offset by (i) principal payments to repay outstanding debt totaling $20.1 million and (ii) deferred financing costs paid of $11.4 million associated with the issuance of the OED Notes and the entrance into the Senior Credit Facility and the FF&E Facility. As of September 30, 2003, the Company had $2.6 million outstanding under the Senior Credit Facility and had no outstanding borrowings under the FF&E Facility.

      Approximately $24.2 million of the net proceeds from the sale of the OED Notes were deposited into an interest reserve account in order to pay the first three payments of fixed interest on the OED Notes. Therefore, although our current earnings are not sufficient to cover our current fixed charges (which consist of interest on the OED Notes, including capitalized interest), we do not anticipate satisfying interest payment obligations under the OED Notes out of earnings from operations until March 1, 2005, at which time we expect to have commenced operations at the racino. On September1, 2003, $8.1 of the initial proceeds deposited into the interest reserve account, along with interest earned on those proceeds, were used to pay the first fixed interest payment on the OED Notes.

Financing Activities

      On June 24, 2003, the Company entered into a new $15.0 million senior secured credit facility with Wells Fargo Foothill, Inc. as lender (the "Senior Credit Facility"). The Senior Credit Facility was amended by the parties thereto on September 22, 2003 (the "Senior Credit Facility Amendment").

      The Senior Credit Facility consists of a revolving credit facility which permits the Company to request advances and letters of credit to finance working capital and other general corporate needs. Pursuant to the Senior Credit Facility Amendment, the Company has the ability to borrow up to $6.5 million at any one time outstanding during the period before the date that the casino portion of the racino has been completed and is open for business to the general public and construction costs for the casino have been paid in full or, if such payments are not yet due on such date, that sufficient funds remain in the construction disbursement account to satisfy such payments in full (the "Phase I Completion Date"). For the period after the Phase I Completion Date but before the second anniversary of the Phase I Completion Date (the "Second Anniversary"), the total amount of credit that will be available to the Company under the Senior Credit Facility will be (i) prior to the date in which the lender assigns at least an aggregate amount of $10.0 million of obligations under the OED Credit Facility and the OED FF&E Facility (as defined below) (the "Syndication Date"), $9.0 million and (ii) from and after the Syndication Date, the lesser of $15.0 million and a specified borrowing base (the "Borrowing
Base"). For the purposes of the Senior Credit Facility, the Borrowing Base is the lesser of 30% of the amount of certain costs incurred by the Company in connection with the construction of the racino project and 20% of the amount of the distressed-sale valuation of its and its subsidiaries' operations and assets. After the Second Anniversary, the total amount of credit that will be available to the Company will be the greater of (i) (a) prior to the Syndication Date, $9.0 million and (b) from and after the Syndication Date, the lesser of $10.0 million and the Borrowing Base or (ii) the aggregate principal amount of all advances outstanding as of the Second Anniversary. At September 30, 2003, the Company had outstanding borrowings of $2.6 million and outstanding letters of credit of $3.2 million under the Senior Credit Facility.

      All revolving loans and letters of credit issued under the Senior Credit Facility will mature on June 24, 2006. Prior to the maturity date, funds borrowed under the Senior Credit Facility may be borrowed, repaid and reborrowed, without premium or penalty. The Company's borrowings under the Senior Credit Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%. The interest rate payable under the Senior Credit Facility will increase by 2% per annum during the continuance of an event of default. Under the Senior Credit Facility, the Company is also required to pay to the lender a letter of credit fee equal to 2% per annum on the daily balance of the undrawn amount of all outstanding letters of credit and to the institution issuing a letter of credit a fronting fee, in each case payable in arrears on a monthly basis.

      On September 22, 2003, the Company entered into a new $16.0 million senior secured credit facility with Wells Fargo Foothill, Inc. as lender (the "FF&E Facility"). Under the FF&E Facility, the lender agrees to make a series of term loans, up to a maximum amount of $16.0 million, to finance the purchase of gaming equipment and other furniture, fixtures and equipment. At September 30, 2003, the Company had no loans outstanding under the FF&E Facility.

      Loans under the FF&E Facility shall be repayable in 48 equal monthly installments of principal, commencing on March 1, 2004, and continuing on the first day of each month thereafter until the unpaid balance of all loans are paid in full. The outstanding principal balance and all accrued and unpaid interest under all loans shall also be due and payable in full on March 1, 2008. Once borrowed, all loans may be prepaid in whole or in part without penalty or premium at any time during the term of this agreement. Amounts borrowed and repaid may not be reborrowed. The Company's borrowings under the FF&E Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%, but at no time shall the interest rate be less than 6%. The interest rate payable under the FF&E Facility will increase by 2% per annum during the continuance of an event of default.

      Subject to the foregoing, we believe that our cash and cash equivalents on-hand (which includes the remaining net proceeds from the offering of the OED Notes), available borrowings under the Senior Credit Facility and the FF&E Facility and cash generated from operations will be sufficient to satisfy all of our working capital and current debt service requirements. If cash and cash equivalents on-hand (including the remaining net proceeds from the offering of the OED Notes), available borrowings under the Senior Credit Facility and the FF&E Facility and cash generated from operations at are insufficient to meet our obligations, we may have to refinance our debt or sell some or all of our assets (within the restrictions contained in the indenture governing the OED Notes) to satisfy our obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain market risks which are inherent in financial instruments which arise from transactions entered into in the ordinary course of business. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company does not currently utilize derivative financial instruments to hedge market risk and does not hold or issue derivative financial instruments for trading purposes.

         The Company is exposed to interest rate risk due to changes in interest rates with respect to its long-term variable interest rate debt borrowings under its Senior Credit Facility and its FF&E Facility. As of September 30, 2003, the Company had an aggregate of $2.6 million in outstanding borrowings under the Senior Credit Facility and the FF&E Facility. The Company has estimated its market risk exposure using sensitivity analysis and has defined its market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of its market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming the Company borrows the maximum amount allowed under the Senior Credit Facility and the FF&E Facility (currently an aggregate amount of $22.5 million), if market rates of interest on its variable rate debt increased by one percentage point, the estimated consolidated market risk exposure under the Senior Credit Facility and the FF&E Facility would be approximately $0.2 million.

         The Company is also exposed to fair value risk due to changes in interest rates with respect to its long-term fixed interest rate debt borrowing. The Company's fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to the Company's fixed rate debt borrowings which are subject to interest rate risk (dollars in millions):

      Description           Maturity      Fixed Interest Rate  Cost   Fair Value
------------------------  -------------   ------------------- ------  ----------
13% Senior Secured
  Notes with Contingent
  Interest                March 1, 2010          13%          $123.2    $127.5*

* Represents fair value as of November 5, 2003 based on information provided by an independent investment banking firm.



ITEM 4.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. Each of the Company's Chief Executive Officer and Chief Financial Officer, after participating with the Company's management in an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) has concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to, and none of the property of the Company is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. The Company does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on its financial condition or results of operations.

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              --------

               3.1 Amended and Restated Articles of Organization of The Old Evangeline Downs, L.L.C., dated as of February 19, 2003 (incorporated by reference to Exhibit 3.1 filed in connection with the Company's and OED Capital's registration statement on Form S-4 (File Nos.
                       333-105587 and 333-105587-01).

               3.2 Amended and Restated Operating Agreement of The Old Evangeline Downs, LLC, dated as of January 30, 2003, between The Old Evangeline Downs, LLC and OED Acquisition, LLC (incorporated by reference to Exhibit
                       3.2 filed in connection with the Company's and OED Capital's registration statement on Form S-4 (File Nos. 333-105587 and 333-105587-01)).

               3.3 First Amendment to Amended and Restated Operating Agreement of The Old Evangeline Downs, LLC, dated as of May 22, 2003 (incorporated by reference to Exhibit 3.3 filed in connection with the Company's and OED Capital's registration statement on Form S-4 (File
                       Nos. 333-105587 and 333-105587-01).

               3.4 Certificate of Incorporation of The Old Evangeline Downs Capital Corp. (incorporated by reference to Exhibit 3.4 filed in connection with the Company's and OED Capital's registration statement on Form S-4 (File Nos. 333-105587 and 333-105587-01).

               3.5 By-laws of The Old Evangeline Downs Capital Corp. (incorporated by reference to Exhibit 3.5 filed in connection the Company's and OED Capital's registration statement on Form S-4 (File Nos. 333-105587 and 333-105587-01)).

              10.14 Loan and Security Agreement, dated September 22, 2003, by and among The Old Evangeline Downs, LLC, The Old Evangeline Downs Capital Corp. and Wells Fargo Foothill, Inc.

              10.15 First Amendment, dated September 22, 2003, to the Loan and Security Agreement dated June 24, 2003 by and among The Old Evangeline Downs, LLC, The Old Evangeline Downs Capital Corp., and Wells Fargo Foothill, Inc.

              10.16 Intercompany Subordination Agreement, dated September 22, 2003, by and among The Old Evangeline Downs, LLC, The
                       Old Evangeline Downs Capital Corp., OED Acquisition, LLC and Wells Fargo Foothill, Inc.

              10.17 Management Fees Subordination Agreement, dated September 22, 2003, by and among The Old Evangeline Downs, LLC, The Old Evangeline Downs Capital Corp., OED Acquisition, LLC, Peninsula Gaming Company, LLC and Wells Fargo Foothill, Inc.

               31.1 Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

               31.2 Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

                 32 Certifications of M. Brent Stevens, Chief Executive Officer, and Natalie A. Schramm, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K
              -------------------
                  None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on November 14, 2003.


                                       THE OLD EVANGELINE DOWNS, LLC

                                       By:  /s/ M. Brent Stevens
                                          ------------------------------------
                                           M. Brent Stevens
                                           Chief Executive Officer and Manager
                                           (principal executive officer)

                                       By:  /s/ George T. Papanier
                                          ------------------------------------
                                          George T. Papanier
                                          Chief Operating Officer

                                       By:  /s/ Natalie A. Schramm
                                          ------------------------------------
                                          Natalie A. Schramm
                                          Chief Financial Officer
                                          (principal financial officer)


                                       THE OLD EVANGELINE DOWNS CAPITAL CORP.

                                       By:  /s/ M. Brent Stevens
                                          ------------------------------------
                                          M. Brent Stevens
                                          Chief Executive Officer and Manager
                                          (principal executive officer)

                                       By:  /s/ Natalie A. Schramm
                                          ------------------------------------
                                          Natalie A. Schramm
                                          Chief Financial Officer
                                          (principal financial officer)