Form 10-Q
period 2004-09-30
PENINSULA GAMING CORP.; Peninsula Gaming, LLC; PENINSULA GAMING CO LLC; OLD EVANGELINE DOWNS LLC
filed 2004-11-15
CIK 1235662, 1299109, 1095997, 1235660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ________________

                        Commission File Number: 333-88829

      Diamond Jo, LLC              Peninsula Gaming, LLC          Peninsula Gaming Corp.        The Old Evangeline
(Exact name of registrants     (Exact name of registrants as        (formerly known as             Downs, L.L.C.
   as specified in their        specified in their charter)      The Old Evangeline Downs         (Exact name of
         charter)                                                     Capital Corp.)           registrants as specified
                                                                      (Exact name of             in their charter)
                                                                 registrants as specified
                                                                    in their charter)

         Delaware                        Delaware                        Delaware                    Louisiana
      (State or other         (State or other jurisdiction of        (State or other              (State or other
      jurisdiction of         incorporation or organization)         jurisdiction of              jurisdiction of
     incorporation or                                                incorporation or            incorporation or
       organization)                                                  organization)                organization)

        42-1483875                      20-0800583                      25-1902805                  72-1280511
     (I.R.S. Employer                (I.R.S. Employer                (I.R.S. Employer            (I.R.S. Employer
    Identification No.)             Identification No.)            Identification No.)          Identification No.)


                       3rd Street Ice Harbor, PO Box 1750
                               Dubuque, Iowa 52001
                                 (563) 583-7005

               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

        Securities registered pursuant to Section 12 (g) of the Act: None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.   Yes   X    No
                                                -----     -----

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                   -----     -----

         All of the common equity interests of Peninsula Gaming, LLC (the "Company") are held by Peninsula Gaming Partners, LLC. All of the common equity interests of Diamond Jo, LLC, The Old Evangeline Downs, L.L.C. and Peninsula Gaming Corp. are held by the Company.

                              PENINSULA GAMING, LLC
                               INDEX TO FORM 10-Q

Part I - Financial Information

     Item 1 - Financial Statements

     Peninsula Gaming, LLC:
         Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2004 and
              December 31, 2003...................................................................................3
         Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine
              Months Ended September 30, 2004 and 2003............................................................4
         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine
              Months Ended September 30, 2004 and 2003............................................................5
         Notes to Condensed Consolidated Financial Statements (Unaudited).........................................7
         Pro Forma Condensed Consolidated Statement of Operations (Unaudited) for the Nine
              Months Ended September 30, 2004....................................................................18

     The Old Evangeline Downs, L.L.C. (guarantor of registered debt):
         Condensed Balance Sheets (Unaudited) as of September 30, 2004 and
              December 31, 2003..................................................................................19
         Condensed Statements of Operations (Unaudited) for the Three and Nine
              Months Ended September 30, 2004 and 2003...........................................................20
         Condensed Statements of Cash Flows (Unaudited) for the Nine
              Months Ended September 30, 2004 and 2003...........................................................21
         Notes to Condensed Financial Statements (Unaudited).....................................................23
         Pro Forma Condensed Statement of Operations (Unaudited) for the Nine
              Months Ended September 30, 2004....................................................................32

     Diamond Jo, LLC (co-issuer of registered debt):
         Condensed Balance Sheets (Unaudited) as of September 30, 2004 and
              December 31, 2003..................................................................................33
         Condensed Statements of Operations (Unaudited) for the Three and Nine
              Months Ended September 30, 2004 and 2003...........................................................34
         Condensed Statements of Cash Flows (Unaudited) for the Nine
              Months Ended September 30, 2004 and 2003...........................................................35
         Notes to Condensed Financial Statements (Unaudited).....................................................36
         Pro Forma Condensed Statement of Operations (Unaudited) for the Nine
              Months Ended September 30, 2004....................................................................43

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................................44

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........................................54

     Item 4 - Controls and Procedures............................................................................54

Part II - Other Information

     Item 1 - Legal Proceedings..................................................................................56
     Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...................56
     Item 3 - Defaults Upon Senior Securities....................................................................56
     Item 4 - Submission of Matters to a Vote of Security Holders................................................56
     Item 5 - Other Information..................................................................................56
     Item 6 - Exhibits and Reports on Form 8-K...................................................................56

Signatures.......................................................................................................62

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PENINSULA GAMING, LLC
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                 September 30,    December 31,
                                                                     2004             2003
                                                                -------------     ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $  16,862,504    $  21,158,295
   Restricted cash - purse settlements                             2,210,673        1,589,125
   Restricted investments                                                          15,778,883
   Accounts receivable, less allowance for doubtful accounts
     of $51,148 and $61,922, respectively                          1,627,823          482,222
   Receivable from affiliate                                          15,270
   Inventory                                                         335,704          403,376
   Prepaid expenses                                                1,376,752          815,009
                                                               -------------    -------------
            Total current assets                                  22,428,726       40,226,910
                                                               -------------    -------------

RESTRICTED CASH - RACINO PROJECT                                                   20,013,291
                                                               -------------    -------------

PROPERTY AND EQUIPMENT, NET                                      116,176,383      102,477,345
                                                               -------------    -------------

OTHER ASSETS:
   Deferred financing costs, net of amortization
     of $934,985 and $5,288,572, respectively                     13,617,266       12,702,387
   Goodwill                                                       53,083,429       53,083,429
   Other intangibles                                              32,480,528       32,257,963
   Deposits and other assets                                         397,681          757,789
                                                               -------------    -------------
            Total other assets                                    99,578,904       98,801,568
                                                               -------------    -------------

TOTAL                                                          $ 238,184,013    $ 261,519,114
                                                               =============    =============

LIABILITIES AND MEMBERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                            $   3,086,430    $   2,972,608
   Construction payable - St. Landry Parish                        3,774,374       20,156,591
   Purse settlement payable                                        3,277,445        1,589,125
   Accrued payroll and payroll taxes                               2,056,758        2,788,224
   Accrued interest                                                9,624,126        9,904,778
   Other accrued expenses                                          5,957,070        4,811,106
   Current maturity of long-term debt                              4,822,009        4,098,222
                                                               -------------    -------------
            Total current liabilities                             32,598,212       46,320,654
                                                               -------------    -------------

LONG-TERM LIABILITIES:
   8 3/4% Senior secured notes, net of discount                  229,871,701
   12 1/4% Senior secured notes, net of discount                                   70,616,221
   13% Senior secured notes, net of discount                       6,792,829      120,923,436
   Senior secured credit facilities                               11,887,764       15,754,301
   Term loan                                                       9,666,667
   FF&E credit facility                                                             9,921,557
   Notes payable                                                   3,300,000        3,511,654
   Other accrued expenses                                            650,000        1,100,000
   Preferred members' interest, redeemable                         4,000,000        4,000,000
                                                               -------------    -------------
            Total long-term liabilities                          266,168,961      225,827,169
                                                               -------------    -------------
            Total liabilities                                    298,767,173      272,147,823

COMMITMENTS AND CONTINGENCIES

MEMBERS' DEFICIT                                                 (60,583,160)     (10,628,709)
                                                               -------------    -------------

TOTAL                                                          $ 238,184,013    $ 261,519,114
                                                               =============    =============

See notes to condensed consolidated financial statements (unaudited).

                              PENINSULA GAMING, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      Three Months     Three Months      Nine Months      Nine Months
                                                          Ended            Ended            Ended            Ended
                                                      September 30,    September 30,    September 30,     September 30,
                                                          2004              2003            2004              2003
                                                      -------------    -------------    -------------     -------------
REVENUES:
   Casino                                           $  30,088,557    $  15,220,028    $  89,095,029    $  40,199,982
   Racing                                               5,685,045        5,081,518       16,544,688       14,536,243
   Food and beverage                                    3,143,626        1,293,510        8,919,141        3,310,429
   Other                                                  504,824          309,003        1,114,023          495,215
   Less promotional allowances                         (2,131,165)        (888,309)      (6,250,930)      (2,252,722)
                                                    -------------    -------------    -------------    -------------
                  Total net revenues                   37,290,887       21,015,750      109,421,951       56,289,147
                                                    -------------    -------------    -------------    -------------

EXPENSES:
   Casino                                              14,490,417        5,762,110       44,800,738       16,487,222
   Racing                                               4,859,240        4,413,576       13,790,426       11,922,832
   Food and beverage                                    2,362,853        1,071,510        7,167,439        2,942,214
   Boat operations                                        563,585          591,622        1,682,631        1,733,970
   Other                                                  445,467          302,690        1,033,263          383,741
   Selling, general and administrative                  5,652,111        3,196,909       15,940,193        8,441,222
   Depreciation and amortization                        2,989,628          685,667        8,844,842        2,334,307
   Pre-opening expense                                                     512,445          257,448          717,366
   Development expense                                     70,472                           129,703
   Management severance and recruiting                    569,983                           569,983
   Affiliate management fees                              276,186                           676,186
                                                    -------------    -------------    -------------    -------------
                  Total expenses                       32,279,942       16,536,529       94,892,852       44,962,874
                                                    -------------    -------------    -------------    -------------

INCOME FROM OPERATIONS                                  5,010,945        4,479,221       14,529,099       11,326,273
                                                    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE):
   Interest income                                         21,368          121,042          150,970          410,633
   Interest expense, net of amounts capitalized        (6,107,209)      (6,680,187)     (20,308,621)     (18,509,523)
   Loss on early retirement of debt                                                     (37,566,234)
   Interest expense related to preferred
   members' interest, redeemable                          (90,000)         (90,000)        (270,000)         (90,000)
   Gain (loss) on disposal of assets                      (17,493)             135          (17,685)        (104,549)
                                                    -------------    -------------    -------------    -------------
                  Total other expense                  (6,193,334)      (6,649,010)     (58,011,570)     (18,293,439)
                                                    -------------    -------------    -------------    -------------

NET LOSS BEFORE PREFERRED
     MEMBER DISTRIBUTIONS                              (1,182,389)      (2,169,789)     (43,482,471)      (6,967,166)

LESS PREFERRED MEMBER DISTRIBUTIONS                                                                         (180,544)
                                                    -------------    -------------    -------------    -------------

NET LOSS TO COMMON MEMBERS' INTEREST                $  (1,182,389)   $  (2,169,789)   $ (43,482,471)   $  (7,147,710)
                                                    =============    =============    =============    =============

See notes to condensed consolidated financial statements (unaudited).

                              PENINSULA GAMING, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Nine months ended      Nine months ended
                                                                            September 30, 2004     September 30, 2003
                                                                            ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $ (43,482,471)         $  (7,147,710)
    Adjustments to reconcile net loss to net cash flows
      from operating activities:
       Depreciation and amortization                                              8,844,842              2,334,307
       Provision for doubtful accounts                                               84,794                109,838
       Amortization and write-off of deferred financing costs and discount
         on notes                                                                15,731,156              2,359,003
       Loss on disposal of assets                                                    17,685                104,549
    Changes in operating assets and liabilities:
       Restricted cash - purse settlements                                         (621,548)               781,446
       Receivables                                                               (1,104,311)            (1,954,945)
       Inventory                                                                     67,672                  1,888
       Prepaid expenses and other assets                                           (201,635)              (780,062)
       Accounts payable                                                           1,393,774              1,062,752
       Accrued expenses                                                            (830,382)            (1,611,676)
                                                                                -----------             ----------
          Net cash flows from operating activities                              (20,100,424)            (4,740,610)
                                                                                -----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Business acquisition and licensing costs                                    (217,542)            (1,781,746)
       Racino project development costs                                         (35,359,358)           (21,011,905)
       Proceeds from (deposits to) restricted cash - racino project, net         20,013,291            (44,750,403)
       Maturity and sale of restricted investments                               15,778,883              8,144,088
       Purchase of restricted investments                                                              (23,922,971)
       Purchase of property and equipment                                        (3,447,190)            (1,690,807)
       Proceeds from sale of property and equipment                                   1,800                387,906
                                                                                -----------             ----------
          Net cash flows from investing activities                               (3,230,116)           (84,625,838)
                                                                                -----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Deferred financing costs                                                 (13,349,121)           (11,387,462)
       Principal payments on debt                                              (224,921,232)           (20,575,000)
       Proceeds from senior credit facilities                                    15,887,764              2,604,301
       Proceeds from term loan                                                   14,666,667
       Proceeds from FF&E credit facility                                         3,467,507
          Proceeds from senior secured notes                                    229,728,680            120,736,000
       Member distributions                                                      (6,445,516)            (1,147,987)
                                                                                -----------             ----------
          Net cash flows from financing activities                               19,034,749             90,229,852
                                                                                -----------             ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (4,295,791)               863,404

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 21,158,295             10,510,205
                                                                                -----------             ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  16,862,504          $  11,373,609
                                                                              =============          =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                      $  20,046,208          $  18,455,907




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property additions acquired on construction payable which were accrued, but
  not paid                                                                    $   3,774,374          $  12,882,728
Deferred financing costs which were accrued, but not paid                           610,725                 42,475
Member distributions which were accrued but not paid                                161,669
Spin-off of OED Acquisition, LLC                                                    135,205
Exchange of Private OED Notes for Registered OED Notes                                                 123,200,000

See notes to condensed consolidated financial statements (unaudited).

                              PENINSULA GAMING, LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Organization and Basis of Presentation

Diamond Jo, LLC, a Delaware limited liability company ("DJL"), owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa, and, prior to the corporate restructuring described below, was a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company ("PGP"). DJL had two direct wholly owned subsidiaries, (i) Peninsula Gaming Corp., which had no assets or operations and was formed solely to facilitate the offering of DJL's 12 1/4% Senior Secured Notes due 2006 (the "DJL Notes"), and (ii) OED Acquisition, LLC, a Delaware limited liability company ("OEDA"), and the parent company of The Old Evangeline Downs, L.L.C., a Louisiana limited liability company ("OED"), that currently owns and operates a horse track in Lafayette, Louisiana and is constructing a new casino and racetrack facility in St. Landry Parish, Louisiana (the "racino project"). The Old Evangeline Downs Capital Corp. was a wholly owned subsidiary of OED which has no assets or operations and was formed solely to facilitate the offering by OED of its 13% Senior Secured Notes due 2010 with Contingent Interest (the "OED Notes"). Following the redemption of the DJL Notes in April 2004, Peninsula Gaming Corp. was dissolved.

On June 16, 2004, a corporate restructuring occurred, which is reflected in these consolidated financial statements, pursuant to which Peninsula Gaming, LLC, a Delaware limited liability company (the "Company"), became a new direct parent company of DJL, OED and Peninsula Gaming Corp. ("PGC", formerly known as The Old Evangeline Downs Capital Corp.), a Delaware limited liability company. The Company is a wholly owned subsidiary of PGP. In connection with the corporate restructuring, OEDA became a sister company to the Company and a wholly owned subsidiary of PGP in a corporate spin-off which was recorded as a distribution on June 16, 2004.

Peninsula  Gaming,  LLC; DJL and PGC are  co-issuers  of 8 3/4 % Senior  Secured
Notes (the "Peninsula Gaming Notes") which are registered with the U.S. Securities and Exchange Commission (the "SEC"). Also, OED is a guarantor of the Peninsula Gaming Notes and has pledged its stock as collateral. The separate financial statements of DJL, as a co-issuer, and OED, as guarantor, are required to be filed with the SEC and are included in this 10-Q filing. Peninsula Gaming, LLC and PGC have no independent assets or operations of their own and, therefore, no separate financial statements of these entities have been provided.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring entries unless otherwise disclosed, necessary to present fairly the financial information of the Company for the interim periods presented and have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim results reflected in the financial statements are not necessarily indicative of results expected for the full year or other periods.

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements have been omitted in the accompanying unaudited financial statements.

2.       Summary of Significant Accounting Policies

Restricted Investments--As of December 31, 2003, OED had approximately $15.8 million, net of discount, invested in government securities with original maturities of greater than 90 days from the date of initial investment. These investments were classified as held-to-maturity and had contractual maturities of $8.0 million on both February 15, 2004 and August 15, 2004. Proceeds from the maturity of the investments on February 15, 2004 were used to help make the payment of interest on the OED Notes due March 1, 2004 in accordance with the terms of the Cash Collateral and Disbursement Agreement, dated February 25, 2003, among OED, U.S. Bank National Association (as trustee and disbursement agent) and an independent construction consultant (the "Cash Collateral and Disbursement Agreement"). As a result of the refinancing of the OED Notes on April 16, 2004 (see Note 4), the Cash Collateral and Disbursement Agreement was cancelled and, therefore, the restricted investments were no longer required. Therefore, during May 2004, the remaining restricted investments of approximately $7.9 million were redeemed.

Restricted Cash--Racino Project--"Restricted cash--racino project" represented unused proceeds from the sale of the OED Notes, the use and disbursement of which were restricted to the design, development, construction, equipping and opening of the racino in accordance with the Cash Collateral and Disbursement Agreement. As of December 31, 2003, OED had $14.4 million in cash equivalents deposited in a construction disbursement account, $0.2 million in cash equivalents deposited in an interest reserve account that were to be used toward payment of interest on the OED Notes, $5.0 million in cash equivalents deposited in a completion reserve account that were to be used to fund potential cost overruns and contingency amounts with respect to the design, development, construction, equipping and opening of the racino and $0.4 million in cash in a local financial institution. The funds deposited in these accounts were invested in cash or securities that were readily convertible to cash. As a result of the refinancing of the OED Notes on April 16, 2004 (see Note 4), the Cash Collateral and Disbursement Agreement was terminated and, therefore, the restricted cash - Racino Project was no longer required.

Deferred Financing Costs - As of September 30, 2004, the Company incurred approximately $12.6 million of fees and expenses related to the refinancing of the DJL Notes and the OED Notes and approximately $1.4 million of fees and expenses related to the refinancing of (i) DJL's senior secured credit facility with Wells Fargo Foothill, Inc. dated February 23, 2001 (as amended, the "DJL Credit Facility"), (ii) OED's $15.0 million senior secured credit facility with Wells Fargo Foothill dated June 24, 2003 (as amended, the "OED Credit Facility"), and (iii) OED's $16.0 million FF&E credit facility with Wells Fargo Foothill dated September 22, 2003 (the "OED FF&E Facility"), which refinancings were consummated in the second quarter (see Note 4 for further discussion on the refinancings).

Goodwill and Other Intangible Assets--At September 30, 2004 and December 31, 2003, "Goodwill" and "Other intangibles" consists of goodwill, licensing costs and the acquired trade name associated with the purchase of the Diamond Jo and OED. To the extent the purchase price exceeded the fair value of the net identifiable assets acquired, such excess has been recorded as goodwill. Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" provides that goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value.

During the first quarter of 2004 and 2003, the Company performed its annual impairment test on goodwill in accordance with SFAS No. 142 and determined that the estimated fair value of the Diamond Jo exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill.

As of September 30, 2004 and December 31, 2003, the Company had "Other intangibles" on its balance sheet summarized as follows (in millions):

                                                       September 30,     December 31,
                                                            2004             2003
                                                       -------------     ------------
    Slot Machine and Electronic Video Game Licenses    $        28.7     $       28.5
    Tradename                                                    2.5              2.5
    Horse Racing Licenses                                        1.3              1.3
                                                       -------------     ------------
    Total                                              $        32.5     $       32.3
                                                       =============     ============

Each of the identified intangible assets have indefinite lives and were valued separately. The methodology employed by an independent valuation specialist to arrive at the initial valuations required evaluating the fair market value of the existing horse racing business on a stand-alone basis without taking into account any right to obtain slot machine and electronic video game licenses. Such valuation was based in part upon other transactions in the industry and OED's historical results of operations. A value was also derived for the trade name using market based royalty rates. A significant portion of the purchase price is attributable to the slot machine and electronic video game license rights, which were valued based upon the market value paid by other operators and upon projected cash flows from operations. The initial valuations were updated by management in the first quarter of 2004 indicating no impairment. These intangible assets are subject to impairment by, among other things, significant changes in the gaming tax rates in Louisiana, significant new competition which could substantially reduce profitability, non-renewal of OED's racing or gaming licenses due to regulatory matters, changes to OED's trade name or the way OED's trade name is used in connection with its business and regulatory changes that could adversely affect OED's business by, for example, limiting or reducing the number of slot machines or video poker machines that they are permitted to operate.

On June 25, 2002, PGP entered into an agreement with William E. Trotter, II ("Trotter") and William E. Trotter, II Family L.L.C., a Louisiana limited liability company ("WET2LLC") to acquire (i) all of Trotter's interests in two promissory notes issued by OED in connection with DJL's acquisition of OED, and
(ii) all of Trotter's membership interests owned by WET2LLC (together, the "Trotter Purchase"). On August 30, 2002, OEDA consummated the Trotter Purchase for a purchase price consisting of cash of $15,546,000, plus a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by OED's racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino's casino opened to the general public. This contingent fee is payable monthly in arrears and has been recorded as an adjustment to the purchase price of "Other intangibles" on the Condensed Consolidated Balance Sheet of $222,565 for the nine months ended September 30, 2004.

Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to these policies. We also periodically evaluate the carrying value of our assets in accordance with generally accepted accounting principles. We operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The majority of our revenues are in the form of cash, which by its nature, does not require complex estimates. In addition, we made certain estimates surrounding our application of purchase accounting related to acquisitions and the related assignment of costs to goodwill and other intangible assets.

Concentrations of Risk--The Company maintains deposit accounts at three banks. At September 30, 2004 and December 31, 2003, and various times during the periods then ended, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation. Credit risk is managed by monitoring the credit quality of the banks.

The Company's customer base is concentrated in eastern Iowa and southwest Louisiana.

Reclassifications--Certain prior year amounts have been reclassified to conform with the current period presentation.

3.       Property and Equipment


Property and equipment of the Company and its subsidiaries at September 30, 2004 and December 31, 2003 is summarized as follows:

                                          September 30,           December 31,
                                             2004                    2003
                                        --------------         --------------
    Land and land improvements          $  13,609,711          $  13,686,570
    Buildings and improvements             54,798,462             51,991,698
    Riverboats and improvements             8,307,001              8,305,022
    Furniture, fixtures and equipment      31,175,807             28,472,602
    Computer equipment                      5,405,923              5,196,966
    Vehicles                                  176,235                176,235
    Construction in progress               22,477,202              6,034,867
                                        -------------          -------------
    Subtotal                              135,950,341            113,863,960
    Accumulated depreciation              (19,773,958)           (11,386,615)
                                        -------------          -------------
    Property and equipment, net         $ 116,176,383          $ 102,477,345
                                        =============          =============

Depreciation expense for the three months ended September 30, 2004 and 2003 was $2,989,628 and $685,667, respectively. Depreciation expense for the nine months ended September 30, 2004 and 2003 was $8,844,842 and $2,334,307, respectively.

In September 2004, the Company entered into agreements with various slot machine manufacturers to purchase approximately 783 slot machines, of which 366 are to be installed during the fourth quarter 2004 at the Diamond Jo for a total purchase price of approximately $4.3 million and 417 are to be installed at OED for a total purchase price of approximately $5.2 million. No loss on disposal of the existing slot machines is expected. Of the purchase price for the DJL slot machines, approximately $3.9 million will be financed through a slot machine vendor with equal principal payments due over thirty-six months with zero percent interest for the first twenty-four months and 7.4% interest for the remaining twelve months. Approximately $0.1 million of the purchase price of the DJL slot machines will be financed through another slot machine vendor with equal principal payments over twelve months and zero percent interest. The remaining purchase price of the DJL slot machines of approximately $0.3 million will be paid with cash on hand. Of the purchase price for the OED slot machines, approximately $4.1 million will be financed through a slot machine vendor with equal principal payments due over thirty-six months with zero percent interest for the first twenty-four months and 7.4% interest for the remaining twelve months. The remaining purchase price of the OED slot machines of approximately $1.1 million will be financed through another slot machine vendor with equal principal payments over twelve months and zero percent interest.


4.  Debt

The debt of the Company and its subsidiaries consists of the following:

                                                                                     September 30,            December 31,
                                                                                          2004                    2003
                                                                                     -------------           ------------
8 3/4% Senior  Secured Notes due April 15, 2012, net of discount of $3,128,299,
   secured by assets and stock of DJL and OED.                                       $ 229,871,701

12 1/4% Senior  Secured  Notes due July 1, 2006,  net of  discount of  $383,779,
   secured by assets of DJL                                                                                  $ 70,616,221

13% Senior Secured Notes of OED due March 1, 2010 with Contingent  Interest, net
   of discount of $117,171 and $2,276,564, secured by certain assets of OED              6,792,829            120,923,436

$35.0 million  revolving  line of credit under a Loan and Security  Agreement of
   DJL and OED with Wells Fargo  Foothill,  Inc.  dated June 16, 2004,  interest rate at Prime + a margin of 0.5 - 1.0% (current rate of 5.75%), maturing June
   16, 2008, secured by substantially all assets of DJL and OED                         11,887,764

Term Loan under a Loan and  Security  Agreement  of DJL and OED with Wells Fargo
   Foothill,  Inc.  dated June 16, 2004,  interest rate at Prime + 2.5% (current rate of 7.25%), due in equal monthly  installments of $333,333 beginning July
   1, 2004, maturing June 16, 2008, secured by certain assets of OED.                   13,666,667

Line of Credit with Wells Fargo Foothill, Inc. ("DJL Credit Facility"), interest rate at greater of LIBOR + 3% or Prime + .75%,  however, at no time shall the interest rate be lower than 5.5% on outstanding  balances of $10.0 million or less and 8.5% on outstanding balances greater than $10.0 million,  secured by
   assets of DJL                                                                                               11,250,000

$15.0 million Loan and Security Agreement of OED with Wells Fargo Foothill, Inc.
   ("OED Credit Facility"),  interest rate at Prime + 2.50%,  secured by certain
   assets of OED                                                                                                5,104,301

$16.0 million Loan and Security Agreement of OED with Wells Fargo Foothill, Inc.
   ("FF&E Credit  Facility"),  interest  rate at Prime + 2.50%,  due in 48 equal monthly principal payments beginning on March 1, 2004, secured by certain
   assets of OED                                                                                               12,532,493

Promissory  note payable to third party,  interest at 4.75%  payable  monthly in arrears,  annual principal payments of $550,000 due each October beginning in
   2004, secured by mortgage on certain real property of OED                             3,850,000              3,850,000

Note  payable  to third  party,  interest  rate at  9.5%,  monthly  payments  of principal  and  interest  of  $31,250,  with final  payment due July 1, 2005,
   secured by certain assets of OED                                                        272,009                548,940

Preferred membership interests-redeemable, interest at 9%, due October 13, 2006          4,000,000              4,000,000
                                                                                     -------------          -------------
Total debt                                                                             270,340,970            228,825,391
Less current portion                                                                    (4,822,009)            (4,098,222)
                                                                                     -------------          -------------
Total long term debt                                                                 $ 265,518,961          $ 224,727,169
                                                                                     =============          =============

On March 9, 2004, OED commenced a tender offer and consent solicitation to repurchase all of its outstanding OED Notes and to solicit consents to certain proposed amendments to the indenture governing the OED Notes as set forth in OED's Offer to Purchase and Consent Solicitation Statement, dated March 9, 2004. On March 19, 2004, the expiration date of the consent solicitation, OED received the requisite consents and tenders from holders of a majority of the aggregate principal amount of the outstanding OED Notes. The tender offer expired on April 5, 2004, and OED redeemed approximately $116.3 million principal amount of the OED Notes.

On April 16, 2004, DJL and PGC completed a Rule 144A private placement of $233 million principal amount of the Peninsula Gaming Notes. The Peninsula Gaming Notes were issued at a discount of approximately $3.3 million. Interest on the Peninsula Gaming Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2004. Upon the corporate restructuring, PGL became a co-issuer of the Peninsula Notes.

The Company used the net proceeds from the sale of the Peninsula Gaming Notes as follows (all payments based on outstanding balances as of April 16, 2004): (1) to irrevocably deposit funds into an escrow account to redeem all of the DJL Notes in an amount (including call premium and accrued interest) of approximately $79.9 million; (2) to repurchase approximately $116.3 million principal amount of OED Notes for an aggregate amount (including tender premium, accrued interest and contingent interest) of approximately $134.6 million; (3) to pay accrued distributions on DJL's outstanding preferred membership interests-redeemable of approximately $1.1 million; (4) to pay related fees and expenses of approximately $13.4 million; and (5) for general corporate purposes. As a result of the issuance of the Peninsula Gaming Notes, DJL incurred a loss of approximately $8.7 million consisting of the write-off of deferred financing fees of approximately $2.0 million, the payment of a call premium on the DJL Notes of approximately $5.7 million, interest on the DJL Notes of approximately $0.7 million and write-off of bond discount of approximately $0.3 million. In connection therewith, OED also incurred a loss of approximately $27.9 million consisting of the write-off of deferred financing fees of approximately $8.4 million, the payment of a tender premium on the OED Notes of approximately $16.3 million, write-off of bond discount of approximately $2.1 million and consent fees of approximately $1.1 million. In addition, OED and DJL wrote off $0.9 million of deferred financing fees related to the refinancing of the credit facilities discussed below.

The indenture governing the Peninsula Gaming Notes limits the Company's ability and the ability of its restricted subsidiaries to, among other things:

              o   incur more debt;

              o   pay dividends or make other distributions to PGP;

              o   redeem stock;

              o   issue stock of restricted subsidiaries;

              o   make investments;

              o   create liens;

              o   enter into transactions with affiliates;

              o   merge or consolidate; and

              o   transfer or sell assets.

The Peninsula Gaming Notes are full and unconditional obligations of DJL as a co-issuer. Peninsula Gaming, LLC and PGC, also co-issuers, have no independent assets (other than Peninsula Gaming, LLC's investment in its subsidiaries) or operations. The Peninsula Gaming Notes are also guaranteed, subject to the prior lien of the Company's credit facility discussed below, by OED. Further, OED and DJL have pledged their equity interests as collateral. The Peninsula Gaming Notes do not limit DJL's or OED's ability to transfer net assets to Peninsula Gaming, LLC.

On June 16, 2004, DJL and OED jointly entered into a Loan and Security Agreement with Wells Fargo Foothill, Inc. as the Arranger and Agent (the "PGL Credit Facility"). The PGL Credit Facility consists of a revolving credit facility which permits DJL and OED to request advances and letters of credit up to the lesser of the maximum revolver amount of $35 million (less amounts outstanding under letters of credit) and a specified borrowing base (the "Borrowing Base"). For the purposes of the PGL Credit Facility, the Borrowing Base is the lesser of the Combined EBITDA (as defined in the PGL Credit Facility) of OED and DJL for the twelve months immediately preceding the current month end multiplied by 150% and the Combined EBITDA of OED and DJL for the most recent quarterly period annualized multiplied by 150%. At September 30, 2004, the maximum revolver amount was $35.0 million. Immediately upon the closing of the PGL Credit Facility, the Company borrowed approximately $15.9 million to refinance outstanding obligations under the DJL Credit Facility and the OED Credit Facility and pay financing related fees and expenses. Advances under the PGL Credit Facility bear an interest rate based on the borrower's option of LIBOR plus a margin 3.0% -3.5% or Wells Fargo prime rate plus a margin of 0.5% -1.0% (current rate of 5.75%) however, at no time shall the interest rate be lower than 4.0%.

The PGL Credit Facility also contains a Term Loan in the amount of $14,666,667. The proceeds from the Term Loan were used to repay outstanding obligations under the FF&E Credit Facility. The Term Loan is secured by certain assets of OED and requires monthly payments of $333,333 starting July 1, 2004 until the full balance is paid, with a maturity no later than June 16, 2008. The Term Loan has an interest rate equal to the Wells Fargo prime rate plus 2.5% (current rate of 7.25%) however, at no time shall the interest rate be lower than 6.0%. Under the terms of the PGL Credit Facility, at closing the Company was required to issue a letter of credit in the amount of $3.2 million in favor of Wells Fargo Foothill, Inc. related to the Term Loan.

DJL and OED are jointly and severally liable under the PGL Credit Facility, other than borrowings under the Term Loan for which OED is solely liable. Borrowings under the PGL Credit Facility, other than borrowings under the Term Loan, are collateralized by substantially all assets of OED and DJL. Borrowings under the Term Loan are collateralized by a separate lien on the furniture, fixtures and equipment of OED financed pursuant to the terms of the OED FF&E Facility. Borrowings under the PGL Credit Facility are guaranteed by Peninsula Gaming, LLC and PGC.

The PGL Credit Facility contains a number of restrictive covenants and agreements, including covenants that limit DJL's and OED's ability to, among other things: (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its capital stock; (4) dispose of certain assets; (5) guarantee debt of others; (6) pay dividends or make other distributions; (7) make investments; and (8) enter into transactions with affiliates. The PGL Credit Facility also contains financial covenants including a minimum Combined EBITDA (as defined by the PGL Credit Facility) of OED and DJL and limitations on capital expenditure amounts at OED and DJL.

Specifically, the PGL Credit Facility prohibits DJL and OED from making loans to PGL except on an arm's length basis and pursuant to an exception that permits DJL and OED to make unsecured loans to

PGL in an aggregate principal amount not exceeding $10.0 million. In addition, DJL and OED are prohibited from making any dividends or other distributions to PGL, subject to certain limited exceptions. For example, so long as no default or event of default under the PGL Credit Facility has occurred and is continuing, and immediately after giving effect to such dividend or other distribution the Interest Coverage Ratio (as defined in the PGL Credit Facility) for the immediately preceding four fiscal quarter period would not have been less than 2.0 to 1.0, DJL and OED can pay dividends and other distributions to PGL in an aggregate amount, when taken together with all other such payments made after the date of the closing of the PGL Credit Facility not exceeding the sum of (a) 50% of the sum of DJL's and OED's Combined Net Income and Combined Non-Cash Charges (as each such term is defined in the PGL Credit Facility) for the period from the beginning of the first full fiscal quarter immediately following the closing date of the PGL Credit Facility to the end of DJL's or OED's, as applicable, most recently ended fiscal quarter for which internal financial statements are available at the time of the dividend or other distribution, (b) cash proceeds from sales of equity of DJL or OED or a cash contribution of a holder of equity of DJL or OED, (c) cash proceeds from the sale of convertible or exchangeable debt securities that have been converted or exchanged into equity of DJL or OED after the closing date of the PGL Credit Facility and prior to the time of such dividend or other distribution, and (d) the aggregate Return from Unrestricted Subsidiaries (as each such term is defined in the PGL Credit Facility) of DJL or OED, if any. In addition, DJL and OED are permitted to make dividends or other distributions to PGL or pay certain tax obligations. Further, DJL and OED can make dividends and other distributions to PGL to pay costs related to certain tax preparation, accounting, legal and administrative fees and expenses. Additionally, DJL and OED may make dividends and other distributions to PGL in respect of certain payments under management agreements and to pay reasonable directors' or managers' fees and expenses, so long as any payments with respect to any management agreement or employee, consulting or similar agreement do not, in the aggregate, in any fiscal year exceed the lesser of (a) 4.0% of DJL and OED's Combined EBITDA (as defined in the PGL Credit Facility) and (b) $4.0 million. DJL and OED may also make dividends or other distributions to PGL so that PGL, subject to certain limitations, can repurchase, redeem or otherwise acquire equity interests in PGL or its Restricted Subsidiaries (as defined in the PGL Credit Facility) from its respective employees, members or managers. Finally, PGL and OED can make dividends and other distributions not to exceed (a) in 2004, $7.5 million, (b) in 2005, $3.75 million plus any unused portion of the amount available in 2004, if any, (c) in 2006, $3.75 million plus the unused portion of the amount available in 2005, if any, (d) in 2007, the unused portion of the amount available in 2006, if any, and (e) in 2008, the unused portion of the amount available in 2007, if any. Subject to the foregoing provisions, all of the net assets of DJL and OED are restricted assets. The Company was in compliance with such covenants, or had obtained waivers, as of September 30, 2004.

As of September 30, 2004, the Company had $11.9 million and $13.7 million outstanding under the revolver portion and Term Loan portion of the PGL Credit Facility, respectively. In addition, as of September 30, 2004, the Company had outstanding letters of credit of approximately $4.0 million.

The DJL Credit Facility, the OED Credit Facility and the FF&E Credit Facility were terminated in connection with the refinancing discussed above.

In September 2004, the Company entered into agreements with various slot manufacturers to purchase 783 slot machines which will be financed through the respective slot vendor. See further discussion in Note 3.


5.       Commitments and Contingencies

Under the Company's and PGP's operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless our members, PGP and PGP members, as the case may be, from liabilities incurred as a result of their positions as our sole manager and as members of the Company or PGP, as the case may be.

As discussed in Note 2, in connection with the Trotter Purchase, OED is obligated to pay a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by OED's racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino's casino opened to the general public. OED incurred $222,565 related to this contingent fee during the nine months ended September 30, 2004 and increased "Other intangibles" as an adjustment to the purchase price of such assets.

The Company was involved in a lawsuit with a former employee. The Company reached a settlement with the former employee during the third quarter of 2004. The settlement did not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

We are not a party to, and none of our property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

6.       Related Party Transactions

In  May  2004,  PGP  repurchased  147,553  units  of its  convertible  preferred membership interests from an unrelated third party for approximately $4.5 million. The repurchase was funded by a distribution of cash to PGP from DJL.

During the three months ended September 30, 2004 and 2003, the Company distributed $456,231 and $683,946, respectively, and during the nine months ended September 30, 2004 and 2003, the Company distributed $2,106,819 and
$1,147,987, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out of pocket expenses incurred by members of the board of managers of PGP in their capacity as a board member and (iii) tax, accounting, legal and administrative costs and expenses of PGP. These amounts were recorded as member distributions and are included in "Accumulated Deficit" on the Condensed Consolidated Balance Sheet.

In accordance with a management services agreement between DJL, OEDA and OED, OED expensed approximately $119,934 in affiliate management fees payable to OEDA for the three months ended September 30, 2004 (the period subsequent to the spin-off of OEDA).

A board member of PGP was entitled to receive from OEDA board fees of $175,000 per year for services performed in his capacity as an OEDA board member. For the three and nine months ended September 30, 2004, OEDA expensed $0 and $87,500, respectively, related to these board fees which have been included in "Affiliate management fees" in the Condensed Consolidated Statement of Operations (for the period prior to the spin-off of OEDA).

OED is a party to a consulting agreement with a board member of PGP. Under the consulting agreement, OED must pay to the board member a fee equal to 2.5% of OED's earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004. Under the consulting agreement, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. OED has expensed $156,252 and $468,752 in "Affiliate management fees" in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2004, respectively, related to this agreement.

7.       Segment Information

Pursuant to the provisions of SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," the Company has determined that it currently has two reportable segments: Iowa operations, which comprise the Diamond Jo riverboat casino in Iowa and Louisiana operations, which comprise the casino, racetrack and off-track betting facilities operated by OED in Louisiana.

The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The table below presents information about reported segments for the periods ended (in thousands):

                                        Net Revenues                         Net Revenues
                               Three Months Ended September 30,     Nine Months Ended September 30,
                                   2004              2003              2004              2003
                                 --------          --------          --------          --------
  Diamond Jo                     $ 13,853          $ 15,474          $ 38,368          $ 40,597
  Evangeline Downs                 23,438             5,542            71,054            15,692
                                 --------          --------          --------          --------
  Total                          $ 37,291          $ 21,016          $109,422          $ 56,289
                                 ========          ========          ========          ========

                                   Segment Operating Earnings          Segment Operating Earnings
                                Three Months Ended September 30,    Nine Months Ended September 30,
                                   2004               2003               2004              2003
                                 --------          --------          --------          --------
General corporate ............   $   (413)         $   (131)         $   (500)         $   (131)
Diamond Jo ...................      4,962             5,738            12,371            13,672
Evangeline Downs .............      4,368                70            13,137               837
                                 --------          --------          --------          --------
Total Segment Operating
  Earnings (1) ...............      8,917             5,677            25,008            14,378
General corporate:
   Management severance and
     recruiting ..............       (101)                               (101)
Diamond Jo:
   Depreciation and
     amortization ............       (633)             (607)           (1,797)           (2,109)
   Development expense .......        (70)                               (130)
   Management severance and
     recruiting ..............       (290)                               (290)
   Interest expense, net .....     (2,387)           (2,801)          (16,669)           (8,255)
   Loss on sale of assets ....        (17)                                (18)             (105)
   Preferred member
     distributions ...........                                                             (181)
Evangeline Downs:
   Depreciation and
     amortization ............     (2,357)              (79)           (7,048)             (225)
   Pre-opening expense .......                         (512)             (257)             (717)
   Management severance and
     recruiting ..............       (179)                               (179)
   Affiliate management fees .       (276)                               (676)
   Interest expense, net .....     (3,789)           (3,848)          (41,325)           (9,934)
                                 --------          --------          --------          --------
   Net loss to common members'
     interest ................     (1,182)           (2,170)          (43,482)           (7,148)
                                 ========          ========          ========          ========


(1) Segment operating earnings is defined as net loss to common members' interest plus depreciation and amortization, pre-opening expense, development expense, management severance and recruiting expense, affiliate management fees, interest expense (net) (including loss on early retirement of debt), loss on disposal of assets and preferred member distributions.

8.       Subsequent Event

  The PGL Credit Facility was amended on November 10, 2004 to provide that the obligations under the Term Loan portion of the PGL Credit Facility be secured by the assets of DJL in addition to those of OED and, as a result, the minimum OED EBITDA covenant is no longer applicable.

                              PENINSULA GAMING, LLC
      PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

The following pro-forma condensed statement of operations (unaudited) sets forth our results of operations for the nine months ended September 30, 2004 on an actual basis and on a pro-forma basis to give effect to the offering of the Peninsula Gaming Notes and the application of the net proceeds therefrom as set forth under the section entitled "Use of Proceeds" and the consummation of the other Transactions as set forth in the section entitled "The Transactions" as if such transactions had occurred on December 31, 2003.


                                                                       Nine Months Ended September 30, 2004
                                                                       ------------------------------------
                                                                               Pro Forma
                                                              Historical       Adjustments          Pro Forma
                                                              ----------       -----------          ---------
NET REVENUES .............................................   $ 109,421,951                        $ 109,421,951

EXPENSES .................................................      94,892,852                           94,892,852
                                                             -------------    -------------       -------------

INCOME FROM OPERATIONS ...................................      14,529,099                           14,529,099
                                                             -------------    -------------       -------------

OTHER INCOME (EXPENSE):
   Interest income .......................................         150,970                              150,970
   Interest expense, net of amounts capitalized ..........     (20,308,621)   $   1,228,514(1)      (19,080,107)
   Loss on early retirement of debt ......................     (37,566,234)      37,566,234(2)
   Interest   expense   related  to   preferred   members'
   interest, redeemable ..................................        (270,000)                            (270,000)
   Loss on disposal of assets ............................         (17,685)                             (17,685)
                                                             -------------    -------------       -------------
   Total other expense ...................................     (58,011,570)      38,794,748         (19,216,822)
                                                             -------------    -------------       -------------

NET LOSS TO COMMON MEMBERS' INTEREST .....................   $ (43,482,471)   $  38,794,748       $  (4,687,723)
                                                             =============    =============       =============

(1) Represents elimination of (a) $2.5 million of contractual, fixed rate interest on the DJL Notes at 12 1/4% (b) $4.4 million of contractual, fixed rate interest on the OED Notes at 13% and (c) $0.8 million of amortization of deferred financing costs and bond discount related to redeemed DJL Notes and OED Notes, offset by (y) $5.9 million of contractual, fixed rate interest on the PGL Notes at 8 3/4% and (z) $0.6 million of amortization of deferred financing costs and bond discount on the PGL Notes.


(2) Represents elimination of loss on early retirement of debt (including call and tender premiums and write-off of deferred financing costs and bond discounts) related to the early redemption of the DJL Notes and OED Notes.

                        THE OLD EVANGELINE DOWNS, L.L.C.
                      CONDENSED BALANCE SHEETS (UNAUDITED)

                                                    September 30,     December 31,
                                                        2004               2003
                                                    -------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                       $  10,845,830    $   8,502,654
   Restricted cash - purse settlements                 2,210,673        1,589,125
   Restricted investments                                              15,778,883
   Accounts receivable                                 1,543,532          402,133
   Inventory                                             238,457          290,107
   Prepaid expenses                                      778,220          244,446
                                                   -------------    -------------
            Total current assets                      15,616,712       26,807,348
                                                   -------------    -------------

RESTRICTED CASH - RACINO PROJECT                                       20,013,291
                                                   -------------    -------------

PROPERTY AND EQUIPMENT, NET                          101,003,334       87,463,052
                                                   -------------    -------------

OTHER ASSETS:
   Deferred financing costs, net of amortization
     of $606,353 and $1,335,172, respectively          8,017,847       10,185,806
   Other intangibles                                  32,480,528       32,257,963
   Deposits and other assets                              53,407           87,767
                                                   -------------    -------------
            Total other assets                        40,551,782       42,531,536
                                                   -------------    -------------
TOTAL                                              $ 157,171,828    $ 176,815,227
                                                   =============    =============

LIABILITIES AND MEMBERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                $   2,608,938    $   2,168,027
   Construction payable - St. Landry Parish            3,774,374       20,156,591
   Purse settlement payable                            3,277,445        1,589,125
   Accrued payroll and payroll taxes                     835,913        1,219,000
   Accrued interest                                    6,043,670        5,472,306
   Other accrued expenses                              3,881,414        2,067,312
   Current maturity of long-term debt                  4,822,009        3,498,222
   Payables to affiliates                              6,293,433        4,855,204
                                                   -------------    -------------
            Total current liabilities                 31,537,196       41,025,787
                                                   -------------    -------------

LONG-TERM LIABILITIES:
   8 3/4% Senior secured notes, net of discount      143,159,615
   13% Senior secured notes, net of discount           6,792,829      120,923,436
   Senior secured credit facilities                    4,770,074        5,104,301
   Term loan                                           9,666,667
   FF&E credit facility                                                 9,921,557
   Notes payable                                       3,300,000        3,511,654
   Other accrued expenses                                400,000          800,000
                                                   -------------    -------------
            Total long-term liabilities              168,089,185      140,260,948
                                                   -------------    -------------
            Total liabilities                        199,626,381      181,286,735

COMMITMENTS AND CONTINGENCIES

MEMBERS' DEFICIT                                     (42,454,553)      (4,471,508)
                                                   -------------    -------------
TOTAL                                              $ 157,171,828    $ 176,815,227
                                                   =============    =============

See notes to condensed financial statements (unaudited).

                        THE OLD EVANGELINE DOWNS, L.L.C.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      Three Months     Three Months      Nine Months      Nine Months
                                                          Ended            Ended            Ended            Ended
                                                      September 30,    September 30,    September 30,     September 30,
                                                          2004              2003            2004              2003
                                                      -------------    -------------    -------------     -------------
REVENUES:
   Casino                                           $ 16,493,276                        $ 51,155,601
   Racing                                              5,685,045       $  5,081,518       16,544,688       $ 14,536,243
   Food and beverage                                   2,324,143            409,884        6,702,254          1,039,754
   Other                                                 231,549             62,741          677,487            128,207
   Less promotional allowances                        (1,295,564)           (12,532)      (4,026,117)           (12,532)
                                                    ------------       ------------     ------------       ------------
                  Total net revenues                  23,438,449          5,541,611       71,053,913         15,691,672
                                                    ------------       ------------     ------------       ------------

EXPENSES:
   Casino                                              8,931,444                          28,238,876
   Racing                                              4,859,240          4,413,576       13,790,426         11,922,832
   Food and beverage                                   1,660,285            327,223        5,165,898            865,641
   Other                                                 178,828              6,262          623,551             18,518
   Selling, general and administrative                 3,440,054            723,574       10,185,450          2,047,397
   Depreciation and amortization                       2,356,984             79,083        7,047,532            224,978
   Litigation settlement                                                                                      1,600,000
   Pre-opening expense                                                      512,445          257,448            717,366
   Management severance and recruiting                   179,409                             179,409
   Affiliate management fees                             635,988            120,000        1,930,433            360,000
   Corporate expense allocation                          112,014                             112,014
                                                    ------------       ------------     ------------       ------------
                  Total expenses                      22,354,246          6,182,163       67,531,037         17,756,732
                                                    ------------       ------------     ------------       ------------

INCOME (LOSS) FROM OPERATIONS                          1,084,203           (640,552)       3,522,876         (2,065,060)
                                                    ------------       ------------     ------------       ------------

OTHER INCOME (EXPENSE):
   Interest income                                        16,765            107,488          114,572            378,936
   Interest expense, net of amounts capitalized       (3,806,006)        (3,955,704)     (12,713,051)       (10,313,296)
   Loss on early retirement of debt                                                      (28,726,539)
                                                    ------------       ------------     ------------       ------------
                  Total other expense                 (3,789,241)        (3,848,216)     (41,325,018)        (9,934,360)
                                                    ------------       ------------     ------------       ------------

NET LOSS TO COMMON MEMBERS' INTEREST                $ (2,705,038)      $ (4,488,768)    $(37,802,142)      $(11,999,420)
                                                    ============       ============     ============       ============

See notes to condensed financial statements (unaudited).

                        THE OLD EVANGELINE DOWNS, L.L.C.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Nine months ended      Nine months ended
                                                                              September 30, 2004     September 30, 2003
                                                                              ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $ (37,802,142)         $ (11,999,420)
    Adjustments to reconcile net loss to net cash flows
      from operating activities:
       Depreciation and amortization                                                  7,047,532                224,978
       Amortization and write-off of deferred financing costs and discount
       on notes                                                                      12,451,344              1,469,444
    Changes in operating assets and liabilities:
       Restricted cash - purse settlements                                             (621,548)               781,446
       Receivables                                                                   (1,141,399)            (1,852,597)
       Inventory                                                                         51,650                (10,968)
       Prepaid expenses and other assets                                               (499,414)               (75,318)
       Accounts payable                                                               1,434,001              1,064,251
       Accrued expenses                                                               1,528,434              1,407,982
       Payable to affiliate                                                           1,613,229                821,210
                                                                                  -------------          -------------
          Net cash flows from operating activities                                  (15,938,313)            (8,168,992)
                                                                                  -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Business acquisition and licensing costs                                        (217,542)            (1,781,746)
       Racino project development costs                                             (35,359,358)           (21,011,905)
       Proceeds from (deposits to) restricted cash - racino project, net             20,013,291            (44,750,403)
       Maturity and sale of restricted investments                                   15,778,883              8,144,088
       Purchase of restricted investments                                                                  (23,922,971)
       Purchase of property and equipment                                            (1,181,276)              (492,830)
                                                                                  -------------          -------------
          Net cash flows from investing activities                                     (966,002)           (83,815,767)
                                                                                  -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Deferred financing costs                                                      (7,861,978)           (11,387,462)
       Principal payments on debt                                                  (138,671,232)           (20,125,000)
       Proceeds from senior credit facilities                                         4,770,074              2,604,301
       Proceeds from term loan                                                       14,666,667
       Proceeds from FF&E credit facility                                             3,467,507
       Proceeds from senior secured notes                                           143,070,687            120,736,000
       Member distributions                                                            (194,234)
                                                                                  -------------          -------------
          Net cash flows from financing activities                                   19,247,491             91,827,839
                                                                                  -------------          -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  2,343,176               (156,920)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      8,502,654                962,652
                                                                                  -------------          -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  10,845,830          $     805,732
                                                                                  =============          =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                          $  11,830,354          $   8,974,200

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property additions acquired on construction payable which were accrued, but
not paid                                                                          $   3,774,374          $  12,882,728

Deferred financing costs which were accrued, but not paid                               173,088                 42,475
Exchange of Private OED Notes for Registered OED Notes                                                     123,200,000

See notes to condensed financial statements (unaudited)

                        THE OLD EVANGELINE DOWNS, L.L.C.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       Organization and Basis of Presentation

The Old Evangeline Downs, L.L.C., a Louisiana limited liability company ("OED" or the "Company"), owns and operates a horse track in Lafayette, Louisiana and is constructing a new casino and racetrack facility in St. Landry Parish, Louisiana (the "racino project"). The Old Evangeline Downs Capital Corp. was a wholly owned subsidiary of OED which has no assets or operations and was formed solely to facilitate the offering by OED of its 13% Senior Secured Notes due 2010 with Contingent Interest (the "OED Notes"). Prior to the corporate restructuring described below, OED was a wholly owned subsidiary of OED Acquisition, LLC, a Delaware limited liability company ("OEDA"). OEDA was a wholly owned subsidiary of Diamond Jo, LLC, a Delaware limited liability company ("DJL"), which owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa. Prior to the corporate restructuring described below, DJL was a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company ("PGP").

On June 16, 2004, a corporate restructuring occurred, which is reflected in these financial statements, pursuant to which Peninsula Gaming, LLC, a Delaware limited liability company ("PGL"), became a new direct parent company of DJL, OED and Peninsula Gaming Corp. ("PGC", formerly known as The Old Evangeline Downs Capital Corp.), a Delaware limited liability company. PGL is a wholly owned subsidiary of PGP. In connection with the corporate restructuring, OEDA became a sister company to PGL and a wholly owned subsidiary of PGP in a corporate spin-off which was recorded as a distribution on June 16, 2004.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring entries unless otherwise disclosed, necessary to present fairly the financial information of the Company for the interim periods presented and have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim results reflected in the financial statements are not necessarily indicative of results expected for the full year or other periods.

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in PGL's Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.

2.       Summary of Significant Accounting Policies

Restricted Investments--As of December 31, 2003, OED had approximately $15.8 million, net of discount, invested in government securities with original maturities of greater than 90 days from the date of initial investment. These investments were classified as held-to-maturity and had contractual maturities of $8.0 million on both February 15, 2004 and August 15, 2004. Proceeds from the maturity of the investments on February 15, 2004 were used to help make the payment of fixed interest on the OED Notes due March 1, 2004 in accordance with the terms of the Cash Collateral and Disbursement Agreement, dated February 25, 2003, among OED, U.S. Bank National Association (as trustee and disbursement agent) and an independent construction consultant (the "Cash Collateral and Disbursement Agreement"). As a result of the refinancing of the OED Notes on April 16, 2004 (see Note 4), the Cash Collateral and Disbursement Agreement was cancelled and, therefore, the restricted investments were no longer required. Therefore, during May 2004, the remaining restricted investments of approximately $7.9 million were redeemed.

Restricted Cash--Racino Project--As of December 31, 2003, OED had $14.4 million in cash equivalents deposited in a construction disbursement account, $0.2 million in cash equivalents deposited in an interest reserve account that were to be used toward payment of fixed interest on the OED Notes, $5.0 million in cash equivalents deposited in a completion reserve account that were to be used to fund potential cost overruns and contingency amounts with respect to the design, development, construction, equipping and opening of the racino and $0.4 million in cash in a local financial institution. The funds deposited in these accounts were invested in cash or securities that are readily convertible to cash. As a result of the refinancing of the OED Notes on April 16, 2004 (see
Note 4), the Cash Collateral and Disbursement Agreement was terminated and, therefore, the restricted cash--Racino Project was no longer required.

Deferred Financing Costs - As of September 30, 2004, OED incurred approximately $7.3 million of fees and expenses related to the refinancing of the OED Notes and approximately $0.8 million of fees and expenses related to the refinancing of (i) OED's $15.0 million senior secured credit facility with Wells Fargo Foothill dated June 24, 2003 (as amended, the "OED Credit Facility") and (ii) OED's $16.0 million FF&E credit facility with Wells Fargo Foothill dated September 22, 2003 (the "OED FF&E Facility"), which refinancings were consummated in the second quarter (see Note 4 for further discussion on the refinancings).

Other Intangibles--At September 30, 2004 "Other intangibles" consists of licensing costs and the acquired trade name associated with the purchase of OED. Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" provides that goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. As of September 30, 2004 and December 31, 2003, the Company had approximately $32.5 and $32.3 million, respectively, of "Other intangibles" on its balance sheet summarized as follows (in millions):


                                                       September 30,     December 31,
                                                            2004             2003
                                                       -------------     ------------
    Slot Machine and Electronic Video Game Licenses    $        28.7     $       28.5
    Tradename                                                    2.5              2.5
    Horse Racing Licenses                                        1.3              1.3
                                                       -------------     ------------
    Total                                              $        32.5     $       32.3
                                                       =============     ============

For purposes of the valuations set forth above, each of the identified intangible assets were treated as having indefinite lives and valued separately. The methodology employed by an independent valuation specialist to arrive at the initial valuations required evaluating the fair market value of the existing horse racing business on a stand-alone basis without taking into account any right to obtain slot machine and electronic video game licenses. Such valuation was based in part upon other transactions in the industry and OED's historical results of operations. A value was also derived for the trade name using market based royalty rates. A significant portion of the purchase price is attributable to the slot machine and electronic video game license rights, which were valued based upon the market value paid by other operators and upon projected cash flows from operations. The valuations were updated by management in the first quarter of 2004 indicating no impairment. These valuations and related intangible assets are subject to impairment by, among other things, significant changes in the gaming tax rates in Louisiana, significant new competition which could substantially reduce profitability, non-renewal of OED's racing or gaming licenses due to regulatory matters, changes to OED's trade name or the way OED's trade name is used in connection with its business and regulatory changes that could adversely affect OED's business by, for example, limiting or reducing the number of slot machines or video poker machines that they are permitted to operate.

On June 25, 2002, PGP entered into an agreement with William E. Trotter, II ("Trotter") and William E. Trotter, II Family L.L.C., a Louisiana limited liability company ("WET2LLC") to acquire (i) all of Trotter's interests in two promissory notes issued by OED in connection with DJL's acquisition of OED, and
(ii) all of Trotter's membership interests owned by WET2LLC (together, the "Trotter Purchase"). On August 30, 2002, OEDA consummated the Trotter Purchase for a purchase price consisting of cash of $15,546,000, plus a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by OED's racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino's casino opened to the general public. This contingent fee is payable monthly in arrears and is recorded as an adjustment to the purchase price of "Other intangibles" on the Condensed Balance Sheet of $222,565 for the nine months ended September 30, 2004.

Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to these policies. We also periodically evaluate the carrying value of our assets in accordance with generally accepted accounting principles. We operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The majority of our revenues are in the form of cash, which by its nature, does not require complex estimates. In addition, we made certain estimates surrounding our application of purchase accounting related to the acquisition and the related assignment of costs to other intangible assets.

Concentrations of Risk--The Company maintains deposit accounts at three banks. At September 30, 2004 and December 31, 2003, and various times during the periods then ended, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation. Credit risk is managed by monitoring the credit quality of the banks.

The Company's customer base is concentrated in southwest Louisiana.

Reclassifications--Certain prior year amounts have been reclassified to conform with the current period presentation.

3.       Property and Equipment


Property and equipment of the Company at September 30, 2004 and December 31, 2003 is summarized as follows:

                                           September 30,     December 31,
                                               2004             2003
                                          -------------    -------------
      Land and land improvements          $  12,806,731    $  12,886,570
      Buildings and improvements             48,417,782       45,611,018
      Furniture, fixtures and equipment      22,666,689       21,212,716
      Computer equipment                      4,830,412        4,603,839
      Vehicles                                   70,571           70,571
      Construction in progress               22,044,683        5,864,340
                                          -------------    -------------
      Subtotal                              110,836,868       90,249,054
      Accumulated depreciation               (9,833,534)      (2,786,002)
                                          -------------    -------------
      Property and equipment, net         $ 101,003,334    $  87,463,052
                                          =============    =============

Depreciation expense for the three months ended September 30, 2004 and 2003 was $2,356,984 and $79,083, respectively. Depreciation expense for the nine months ended September 30, 2004 and 2003 was $7,047,532 and $224,978, respectively.

In September 2004, the Company entered into agreements with various slot machine manufacturers to purchase approximately 417 slot machines for a total purchase price of approximately $5.2 million. Of the purchase price for the slot machines, approximately $4.1 million will be financed through a slot machine vendor with equal principal payments due over thirty-six months with zero percent interest for the first twenty-four months and 7.4% interest for the remaining twelve months. The remaining purchase price of the slot machines of approximately $1.1 million will be financed through another slot machine vendor with equal principal payments over twelve months and zero percent interest.

4.       Debt

The debt of the Company consists of the following:

                                                                                    September 30,            December 31,
                                                                                        2004                     2003
                                                                                    --------------            -----------

8 3/4% Senior  Secured Notes due April 15, 2012, net of discount of $1,948,389,
   secured by assets and stock of DJL and OED                                        $ 143,159,615


13% Senior Secured Notes of OED due March 1, 2010 with Contingent  Interest,  net of discount  of $117,171  and  $2,276,564,  respectively,  secured by certain
   assets of OED                                                                         6,792,829          $ 120,923,436

$35.0 million  revolving  line of credit under a Loan and Security  Agreement of
   DJL and OED with Wells Fargo  Foothill,  Inc.  dated June 16, 2004,  interest rate at Prime + a margin of 0.5 - 1.0% (current rate of 5.75%), maturing June
   16, 2008, secured by certain assets of DJL and OED                                    4,770,074

Term Loan under a Loan and  Security  Agreement  of DJL and OED with Wells Fargo
   Foothill,  Inc.  dated June 16, 2004,  interest rate at Prime + 2.5% (current rate of 7.25%), due in equal monthly  installments of $333,333 beginning July
   1, 2004, maturing June 16, 2008, secured by certain assets of OED                    13,666,667

$15.0 million  Loan and  Security  Agreement  of OED with Wells Fargo  Foothill,
   Inc., interest rate at Prime + 2.50%, secured by certain assets of OED                                       5,104,301

$16.0 million Loan and Security Agreement of OED with Wells Fargo Foothill, Inc.
   ("FF&E Credit  Facility"),  interest  rate at Prime + 2.50%,  due in 48 equal monthly  principal  payments  beginning on March 1, 2004,  secured by certain
   assets of OED                                                                                               12,532,493

Promissory  note payable to third party,  interest at 4.75%  payable  monthly in arrears,  annual principal payments of $550,000 due each October beginning in
   2004, secured by mortgage on certain real property of OED                             3,850,000              3,850,000

Note payable to IGT,  interest rate at 9.5%,  monthly  payments of principal and interest of $31,250,  with final payment due July 1, 2005, secured by certain
   assets of OED                                                                           272,009                548,940
                                                                                     -------------          -------------
Total debt                                                                             172,511,194            142,959,170
Less current portion                                                                    (4,822,009)            (3,498,222)
                                                                                     -------------          -------------
Total long term debt                                                                 $ 167,689,185          $ 139,460,948
                                                                                     =============          =============

On March 9, 2004, OED commenced a tender offer and consent solicitation to repurchase all of its outstanding OED Notes and to solicit consents to certain proposed amendments to the indenture governing the OED Notes as set forth in OED's Offer to Purchase and Consent Solicitation Statement, dated March 9, 2004. On March 19, 2004, the expiration date of the consent solicitation, OED received the requisite consents and tenders from holders of a majority of the aggregate principal amount of the outstanding OED Notes. The tender offer expired on April 5, 2004, and OED redeemed approximately $116.3 million principal amount of OED Notes.

On April 16, 2004, DJL and PGC completed a Rule 144A private placement of $233 million principal amount of 8 3/4% Senior Secured Notes due 2012 (the "Peninsula Gaming Notes"). The Peninsula Gaming Notes were issued at a discount of approximately $3.3 million. Interest on the Peninsula Gaming Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2004. Upon the corporate restructuring, PGL became a co-issuer of the Peninsula Gaming Notes.

PGL used the net proceeds from the sale of the Peninsula Gaming Notes as follows (all payments based on outstanding balances as of April 16, 2004): (1) to irrevocably deposit funds into an escrow account to redeem all of the DJL Notes in an amount (including call premium and accrued interest) of approximately $79.9 million; (2) to repurchase approximately $116.3 million principal amount of OED Notes for an aggregate amount (including tender premium, accrued interest and contingent interest) of approximately $134.6 million; (3) to pay accrued distributions on DJL's outstanding preferred membership interests-redeemable of approximately $1.1 million; (4) to pay related fees and expenses of approximately $13.4 million; and (5) for general corporate purposes. As a result of the issuance of the Peninsula Gaming Notes, OED incurred a loss of approximately $27.9 million consisting of the write-off of deferred financing fees of approximately $8.4 million, the payment of a tender premium on the OED Notes of approximately $16.3 million, write-off of bond discount of approximately $2.1 million and consent fees of approximately $1.1 million. In addition, OED wrote off $0.8 million of deferred financing fees related to the refinancing of the credit facilities discussed below.

The indenture governing the Peninsula Gaming Notes limits the Company's ability to, among other things:

              o   incur more debt;

              o   redeem stock;

              o   pay dividends or make other distributions to PGP

              o   issue stock of restricted subsidiaries;

              o   make investments;

              o   create liens;

              o   enter into transactions with affiliates;

              o   merge or consolidate; and

              o   transfer or sell assets.

The Peninsula Gaming Notes are guaranteed, subject to the prior lien of the senior credit facility discussed below, by the Company and the Company has pledged its equity interests as collateral. The Peninsula Gaming Notes do not limit the Company's or DJL's ability to transfer net assets to PGL. Proceeds received from the issuance of the Peninsula Gaming Notes were allocated between the Company and DJL, based on each company's respective amount of senior debt refinanced and their respective shares of financing related fees and expenses. The Company was allocated approximately $143.0 million, net of $2.0 million discount and DJL was allocated approximately $86.7 million, net of $1.3 million discount.

On June 16, 2004, DJL and OED jointly entered into a Loan and Security Agreement with Wells Fargo Foothill, Inc. as the Arranger and Agent (the "PGL Credit Facility"). The PGL Credit Facility consists of a revolving credit facility which permits DJL and OED to request advances and letters of credit up to the lesser of the maximum revolver amount of $35 million (less amounts outstanding under letters of credit) and a specified borrowing base (the "Borrowing Base"). For the purposes of the PGL Credit Facility, the Borrowing Base is the lesser of the Combined EBITDA (as defined in the PGL Credit Facility) of OED and DJL for the twelve months immediately preceding the current month end multiplied by 150% and the Combined EBITDA of OED and DJL for the most recent quarterly period annualized multiplied by 150%. At September 30, 2004, the maximum revolver amount was $35.0 million. Immediately upon the closing of the PGL Credit Facility, the Company and DJL borrowed approximately $15.9 million to refinance outstanding obligations under the OED Credit Facility and DJL Credit Facility and pay financing related fees and expenses. Of the initial borrowings under the PGL Credit Facility, OED was allocated approximately $4.8 million and DJL was allocated approximately $11.1 million, based on each company's respective amounts being refinanced and their respective shares of financing related fees and expenses. Advances under the PGL Credit Facility bear an interest rate based on the borrower's option of LIBOR plus a margin 3% -3.5% or Wells Fargo prime rate plus a margin of 0.5% -1.0% (current rate of 5.75%) however, at no time shall the interest rate be lower than 4.0%.

The PGL Credit Facility also contains a Term Loan in the amount of $14,666,667. The proceeds from the Term Loan were used to repay outstanding obligations under the FF&E Credit Facility. The Term Loan is secured by certain assets of OED and requires monthly payments of $333,333 starting July 1, 2004 until the full balance is paid, with a maturity of June 16, 2008. The Term Loan has an interest rate equal to the Wells Fargo prime rate plus 2.5% (current rate of 7.25%), however, at no time shall the interest rate be lower than 6.0%. Under the terms of the PGL Credit Facility, at closing the Company was required to issue a letter of credit in the amount of $3.2 million in favor of Wells Fargo related to the Term Loan.

The Company and DJL are jointly and severally liable under the PGL Credit Facility, other than borrowings under the Term Loan for which OED is solely liable. Borrowings under the PGL Credit Facility, other than borrowings under the Term Loan, are collateralized by substantially all assets of the Company and DJL. Borrowings under the Term Loan are collateralized by a separate lien on the furniture, fixtures and equipment of the Company financed pursuant to the terms of the OED FF&E Facility. Borrowings under the PGL Credit Facility are guaranteed by PGL and PGC.

The PGL Credit Facility contains a number of restrictive covenants and agreements, including covenants that limit DJL's and OED's ability to, among other things: (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its capital stock; (4) dispose of certain assets; (5) guarantee debt of others; (6) pay dividends or make other distributions; (7) make investments; (8) enter into transactions with affiliates. The PGL Credit Facility also contains financial covenants including a minimum Combined EBITDA (as defined in the PGL Credit Facility) of the Company and DJL and limitations on capital expenditure amounts.

Specifically, the PGL Credit Facility prohibits DJL and OED from making loans to PGL except on an arm's length basis and pursuant to an exception that permits DJL and OED to make unsecured loans to PGL in an aggregate principal amount not exceeding $10.0 million. In addition, DJL and OED are prohibited from making any dividends or other distributions to PGL, subject to certain limited exceptions. For example, so long as no default or event of default under the PGL Credit Facility has occurred and is continuing, and immediately after giving effect to such dividend or other distribution the Interest Coverage Ratio (as defined in the PGL Credit Facility) for the immediately preceding four fiscal quarter period would not have been less than 2.0 to 1.0, DJL and OED can pay dividends and other distributions to PGL in an aggregate amount, when taken together with all other such payments made after the date of the closing of the PGL Credit Facility not exceeding the sum of (a) 50% of the sum of DJL's and OED's Combined Net Income and Combined Non-Cash Charges (as each such term is defined in the PGL Credit Facility) for the period from the beginning of the first full fiscal quarter immediately following the closing date of the PGL Credit Facility to the end of DJL's or OED's, as applicable, most recently ended fiscal quarter for which internal financial statements are available at the time of the dividend or other distribution, (b) cash proceeds from sales of equity of DJL or OED or a cash contribution of a holder of equity of DJL or OED, (c) cash proceeds from the sale of convertible or exchangeable debt securities that have been converted or exchanged into equity of DJL or OED after the closing date of the PGL Credit Facility and prior to the time of such dividend or other distribution, and (d) the aggregate Return from Unrestricted Subsidiaries (as each such term is defined in the PGL Credit Facility) of DJL or OED, if any. In addition, DJL and OED are permitted to make dividends or other distributions to PGL or pay certain tax obligations. Further, DJL and OED can make dividends and other distributions to PGL to pay costs related to certain tax preparation, accounting, legal and administrative fees and expenses. Additionally, DJL and OED may make dividends and other distributions to PGL in respect of certain payments under management agreements and to pay reasonable directors' or managers' fees and expenses, so long as any payments with respect to any management agreement or employee, consulting or similar agreement do not, in the aggregate, in any fiscal year exceed the lesser of (a) 4.0% of DJL and OED's Combined EBITDA (as defined in the PGL Credit Facility) and (b) $4.0 million. DJL and OED may also make dividends or other distributions to PGL so that PGL, subject to certain limitations, can repurchase, redeem or otherwise acquire equity interests in PGL or its Restricted Subsidiaries (as defined in the PGL Credit Facility) from its respective employees, members or managers. Finally, PGL and OED can make dividends and other distributions not to exceed (a) in 2004, $7.5 million, (b) in 2005, $3.75 million plus any unused portion of the amount available in 2004, if any, (c) in 2006, $3.75 million plus the unused portion of the amount available in 2005, if any, (d) in 2007, the unused portion of the amount available in 2006, if any, and (e) in 2008, the unused portion of the amount available in 2007, if any. Subject to the foregoing provisions, all of the net assets of DJL and OED are restricted assets. The Company was in compliance with such covenants, or had obtained waivers, as of September 30, 2004.

As of September 30, 2004, combined borrowings under the PGL Credit Facility were $11.9 million, of which approximately $4.8 million related to the Company and approximately $7.1 million related to DJL. In addition, as of September 30, 2004, the Company had outstanding letters of credit of approximately $3.5 million.

The OED Credit Facility and the FF&E Credit Facility were terminated in connection with the refinancing discussed above.

In September 2004, the Company entered into agreements with various slot manufacturers to purchase 417 slot machines which will be financed through the respective slot vendor. See further discussion in Note 3.

5.       Commitments and Contingencies

As discussed in Note 2, in connection with the Trotter Purchase, OED is obligated to pay a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by OED's racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino's casino opened to the general public. OED incurred $222,565 related to this contingent fee during the nine months ended September 30, 2004 and increased "Other intangibles" as an adjustment to the purchase price of such assets.

On November 8, 1994, the Louisiana Horsemen's Benevolent and Protective Association 1993, Inc. ("LHBPA") filed a lawsuit against all licensed horse racetracks in the State of Louisiana. The lawsuit alleged that LHBPA did not receive the appropriate share of net revenues from video poker devices located at licensed horse racetracks. In February 2003, OED entered into a settlement agreement with LHBPA for $1.6 million. The terms of the settlement agreement requires OED to make payments of $400,000 annually beginning in March 2003, with additional $400,000 payments due in March 2004 through 2006.

In accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies," the Company recorded an expense and related accrual of $1.6 million in the financial statements as of December 31, 2003. Of the total $1.6 million accrual, $0.4 million was paid in March 2003 and 2004, $0.4 million has been included in "Other accrued expenses" in the "Current Liabilities" section with the remaining $0.4 million recorded under "Other accrued expenses" in the "Long-term liabilities" section of the Balance Sheet.

We are not a party to, and none of our property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

6.       Related Party Transactions

The Company is a party to a consulting agreement with a board member of PGP. Under the consulting agreement, the Company must pay to the board member a fee equal to 2.5% of the Company's earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004. Under the consulting agreement, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. During the three and nine months ended September 30, 2004, the board member received $99,875 and $525,125, respectively under his consulting agreement. Approximately $56,375 of this amount has been included in "Prepaid expenses" in the "Condensed Balance Sheet" as of September 30, 2004 and $156,252 and $468,752 has been included in "Management fees" in the "Condensed Statement of Operations" for the three and nine months ended September 30, 2004, respectively.

Management Services Agreement--In 2002, OED entered into a management services agreement ("MSA") with DJL and OEDA (together the "Operator"). Pursuant to the terms of that agreement, the Operator will manage and operate OED's existing horse racetrack and design, develop, construct, manage and operate the new racino and provide certain pre-opening services in connection therewith. Under the management services agreement, the Operator is entitled to receive a pre-opening service fee equal to $40,000 per month, retroactive to June 27, 2001 which is not required to be paid until the earlier to occur of commencement of the operations of the casino or the Operating Deadline (as defined in the MSA and applicable to the casino). The Operator is also entitled to be reimbursed for all reasonable and documented out-of-pocket expenses permitted to be incurred under the management services agreement, including, but not limited to tax preparation, accounting, legal and administrative fees and expenses incurred in connection with the Operator's ownership of us. The Operator will also receive a basic management fee equal to 1.75% of net revenue (less net food and beverage revenue) and an incentive fee equal to:

o  3.0% of the first $25.0 million of EBITDA (as defined below);

o 4.0% of EBITDA in excess of $25.0 million but less than $30.0 million of EBITDA; and

o  5.0% of EBITDA in excess of $30.0 million.

"EBITDA" is defined in the management services agreement as earnings before interest, income taxes, depreciation and amortization; provided, however, that in calculating earnings, the basic management fee, the incentive fee and reimbursables payable under the management services agreement shall not be deducted. The management services agreement will terminate on the later of (i) the date that is eight years after the first date a revenue paying customer is admitted to the new racino and (ii) the date of sale by DJL of its beneficial ownership of OED's membership interests. During the three month periods ended September 30, 2004 and 2003 the Company accrued management fee expenses of $479,736 and 120,000, respectively. During the nine month periods ended September 30, 2004 and 2003 the Company accrued management fee expenses of $1,461,681 and 360,000, respectively.

In accordance with the management services agreement, the Company expensed and accrued approximately $119,934 in related party management fees payable to OEDA for the three months ended September 30, 2004 (the period subsequent to the spin-off of OEDA).

During the three and nine months ended September 30, 2004, the Company distributed $93,404 to PGL primarily in respect to general corporate administrative costs and expenses of PGL. These amounts were recorded as member distributions and are included in "Accumulated Deficit" on the Balance Sheet.

At September 30, 2004, the Company had payables to an affiliate of $4,127,109 primarily related to development costs paid by the affiliate on behalf of the Company.

At September 30, 2004, the Company had payables to affiliates of $2,166,324 related to a management services agreement for which DJL and OEDA together manage and operate the Company's existing horse racetrack and the design, development, construction and operation of the Company's racino that opened on December 19, 2003.

Certain members of the Company are also managers of PGP. Due to these relationships, those individuals may indirectly receive money from the Company for management fees and other amounts paid by the Company to PGP.

7.       Subsequent Event

The PGL Credit Facility was amended on November 10, 2004 to provide that the obligations under the Term Loan portion of the PGL Credit Facility be secured by the assets of DJL in addition to those of OED and, as a result, the minimum OED EBITDA covenant is no longer applicable.

                          THE OLD EVANGELINE DOWNS, LLC
             PRO FORMA CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

The following pro-forma condensed statement of operations (unaudited) sets forth our results of operations for the nine months ended September 30, 2004 on an actual basis and on a pro-forma basis to give effect to the offering of the Peninsula Gaming Notes and the application of the net proceeds therefrom as set forth under the section entitled "Use of Proceeds" and the consummation of the other Transactions as set forth in the section entitled "The Transactions" as if such transactions had occurred on December 31, 2003.

                                                               Nine Months Ended September 30, 2004
                                                               ------------------------------------
                                                                          Pro Forma
                                                      Historical          Adjustments          Pro Forma
                                                      ----------          -----------          ---------
NET REVENUES ..................................       $ 71,053,913                            $ 71,053,913

EXPENSES ......................................         67,531,037                              67,531,037
                                                      ------------        ------------        ------------

INCOME FROM OPERATIONS ........................          3,522,876                               3,522,876
                                                      ------------        ------------        ------------

OTHER INCOME (EXPENSE):
   Interest income ............................            114,572                                 114,572
   Interest expense, net of amounts capitalized        (12,713,051)       $    899,825(1)      (11,813,226)
   Loss on early retirement of debt ...........        (28,726,539)         28,726,539(2)
                                                      ------------        ------------        ------------
   Total other expense ........................        (41,325,018)         29,626,364         (11,698,654)
                                                      ------------        ------------        ------------

NET LOSS TO COMMON MEMBERS' INTEREST ..........       $(37,802,142)       $ 29,626,364        $ (8,175,778)
                                                      ============        ============        ============

   (1) Represents elimination of (a) $4.4 million of contractual, fixed rate interest on the OED Notes at 13% and (b) $0.6 million of amortization of deferred financing costs and bond discount related to redeemed OED Notes, offset by (y) $3.7 million of contractual, fixed rate interest on the PGL Notes at 8 3/4% and (z) $0.4 million of amortization of deferred financing costs and bond discount on the PGL Notes.

   (2) Represents elimination of loss on early retirement of debt (including tender premium and write-off of deferred financing costs and bond discount) related to the early redemption of the OED Notes.

                                 DIAMOND JO, LLC
                      CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                September 30,    December 31,
                                                                    2004             2003
                                                               -------------     ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $   6,032,570    $  12,655,641
   Accounts receivable, less allowance for doubtful accounts
     of $51,148 and $61,922, respectively                             84,291           80,089
   Receivables from affiliates                                     6,308,703        5,060,894
   Inventory                                                          97,247          113,269
   Prepaid expenses                                                  583,532          570,563
                                                               -------------    -------------
            Total current assets                                  13,106,343       18,480,456
                                                               -------------    -------------

PROPERTY AND EQUIPMENT, NET                                       15,173,049       15,014,293
                                                               -------------    -------------

OTHER ASSETS:
   Deferred financing costs, net of amortization
     of $328,633 and $3,953,400, respectively                      5,599,419        2,516,581
   Goodwill                                                       53,083,429       53,083,429
   Deposits and other assets                                         344,274          670,022
                                                               -------------    -------------
            Total other assets                                    59,027,122       56,270,032
                                                               -------------    -------------

TOTAL                                                          $  87,306,514    $  89,764,781
                                                               =============    =============

LIABILITIES AND MEMBERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                            $     458,365    $     804,581
   Accrued payroll and payroll taxes                               1,050,459        1,569,224
   Accrued interest                                                3,580,456        4,432,472
   Other accrued expenses                                          2,075,656        2,568,794
   Current maturity of long-term debt
                                                                                      600,000
                                                               -------------    -------------
            Total current liabilities                              7,164,936        9,975,071
                                                               -------------    -------------

LONG-TERM LIABILITIES:
   8 3/4% Senior secured notes, net of discount                   86,712,086
   12 1/4% Senior secured notes, net of discount                                   70,616,221
   Senior secured credit facilities                                7,117,690       10,650,000
   Other accrued expenses                                            250,000          300,000
   Preferred members' interest, redeemable                         4,000,000        4,000,000
                                                               -------------    -------------
            Total long-term liabilities                           98,079,776       85,566,221
                                                               -------------    -------------
            Total liabilities                                    105,244,712       95,541,292

COMMITMENTS AND CONTINGENCIES

MEMBERS' DEFICIT                                                 (17,938,198)      (5,776,511)
                                                               -------------    -------------
TOTAL                                                          $  87,306,514    $  89,764,781
                                                               =============    =============

See notes to condensed financial statements (unaudited).

                                 DIAMOND JO, LLC
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three Months     Three Months      Nine Months      Nine Months
                                                          Ended            Ended            Ended            Ended
                                                      September 30,    September 30,    September 30,     September 30,
                                                          2004              2003            2004              2003
                                                      -------------    -------------    -------------     -------------
REVENUES:
   Casino                                             $ 13,595,281      $ 15,220,028    $ 37,939,428      $ 40,199,982
   Food and beverage                                       819,483           883,626       2,216,887         2,270,675
   Management fees from affiliates                         359,802            90,000       1,096,261           270,000
   Other                                                   273,275           246,262         436,536           367,008
   Less promotional allowances                            (835,601)         (875,777)     (2,224,813)       (2,240,190)
                                                      ------------      ------------    ------------      ------------
                  Total net revenues                    14,212,240        15,564,139      39,464,299        40,867,475
                                                      ------------      ------------    ------------      ------------

EXPENSES:
   Casino                                                5,558,973         5,762,110      16,561,862        16,487,222
   Food and beverage                                       702,568           744,287       2,001,541         2,076,573
   Boat operations                                         563,585           591,622       1,682,631         1,733,970
   Other                                                   266,639           296,428         409,712           365,223
   Selling, general and administrative                   1,798,886         2,342,085       5,341,572         6,262,575
   Depreciation and amortization                           632,644           606,584       1,797,310         2,109,329
   Development expense                                      70,472                          129,703
   Management severance and recruiting                     290,000                          290,000
   Corporate expense allocation                            142,701                          142,701
                                                      ------------      ------------    ------------      ------------
                  Total expenses                        10,026,468        10,343,116      28,357,032        29,034,892
                                                      ------------      ------------    ------------      ------------

INCOME FROM OPERATIONS                                   4,185,772         5,221,023      11,107,267        11,832,583
                                                      ------------      ------------    ------------      ------------

OTHER INCOME (EXPENSE):
   Interest income                                           4,603            13,554          36,398            31,697
   Interest expense                                     (2,301,203)       (2,724,483)     (7,595,570)       (8,196,227)
   Loss on early retirement of debt                                                       (8,839,695)
   Interest expense related to preferred
   members' interest, redeemable                           (90,000)          (90,000)       (270,000)          (90,000)
   Gain (loss) on disposal of assets                       (17,493)              135         (17,685)         (104,549)
                                                      ------------      ------------    ------------      ------------
                  Total other expense                   (2,404,093)       (2,800,794)    (16,686,552)       (8,359,079)
                                                      ------------      ------------    ------------      ------------

NET INCOME (LOSS) BEFORE
PREFERRED MEMBER DISTRIBUTIONS                           1,781,679         2,420,229      (5,579,285)        3,473,504

LESS PREFERRED MEMBER DISTRIBUTIONS                                                                           (180,544)
                                                      ------------      ------------    ------------      ------------

NET INCOME (LOSS) TO COMMON MEMBERS' INTEREST         $  1,781,679      $  2,420,229    $ (5,579,285)     $  3,292,960
                                                      ============      ============    ============      ============

See notes to condensed financial statements (unaudited).

                                 DIAMOND JO, LLC
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Nine months ended      Nine months ended
                                                                              September 30, 2004     September 30, 2003
                                                                              ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                            $ (5,579,285)           $  3,292,960
    Adjustments to reconcile net loss to net cash flows
      from operating activities:
       Depreciation and amortization                                                1,797,310               2,109,329
       Provision for doubtful accounts                                                 84,794                 109,838
       Amortization and write-off of deferred financing costs and discount
         on notes                                                                   3,279,812                 889,559
       Loss on disposal of assets                                                      17,685                 104,549
    Changes in operating assets and liabilities:
       Receivables                                                                    (82,846)               (102,348)
       Receivables from affiliates                                                 (1,247,809)               (731,210)
       Inventory                                                                       16,022                  12,856
       Prepaid expenses and other assets                                              312,779                (704,744)
       Accounts payable                                                               (59,354)                 (1,499)
       Accrued expenses                                                            (2,354,202)             (1,550,908)
                                                                                 ------------            ------------
          Net cash flows from operating activities                                 (3,815,094)              3,428,382
                                                                                 ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                          (2,265,914)             (1,197,977)
       Proceeds from sale of property and equipment                                     1,800                 387,906
                                                                                 ------------            ------------
          Net cash flows from investing activities                                 (2,264,114)               (810,071)
                                                                                 ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Deferred financing costs                                                    (5,487,143)
       Principal payments on debt                                                 (86,250,000)               (450,000)
       Proceeds from senior credit facilities                                      11,117,690
       Proceeds from senior secured notes                                          86,657,993
       Member distributions                                                        (6,582,403)             (1,147,987)
                                                                                 ------------            ------------
          Net cash flows from financing activities                                   (543,863)             (1,597,987)
                                                                                 ------------            ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (6,623,071)              1,020,324

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   12,655,641               9,547,553
                                                                                 ------------            ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  6,032,570            $ 10,567,877
                                                                                 ============            ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                         $  8,215,854            $  9,481,706

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Deferred financing costs which were accrued, but not paid                        $    437,637            $          0

See notes to condensed financial statements (unaudited).

                                 DIAMOND JO, LLC
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.        Organization and Basis of Presentation

Diamond Jo, LLC, a Delaware limited liability company ("DJL" or the "Company"), owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa, and, prior to the corporate restructuring described below, was a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company ("PGP"). DJL had two direct wholly owned subsidiaries, (i) Peninsula Gaming Corp., which had no assets or operations and was formed solely to facilitate the offering of DJL's 12 1/4% Senior Secured Notes due 2006 (the "DJL Notes"), and (ii) OED Acquisition, LLC, a Delaware limited liability company ("OEDA"), and the parent company of The Old Evangeline Downs, L.L.C., a Louisiana limited liability company ("OED"), that currently owns and operates a horse track in Lafayette, Louisiana and is constructing a new casino and racetrack facility in St. Landry Parish, Louisiana (the "racino project"). The Old Evangeline Downs Capital Corp. was a wholly owned subsidiary of OED which has no assets or operations and was formed solely to facilitate the offering by OED of its 13% Senior Secured Notes due 2010 with Contingent Interest (the "OED Notes"). Following the redemption of the DJL Notes in April 2004, Peninsula Gaming Corp. was dissolved.

On June 16, 2004, a corporate restructuring occurred, which is reflected in these financial statements, pursuant to which Peninsula Gaming, LLC, a Delaware limited liability company ("PGL"), became a new direct parent company of DJL, OED and Peninsula Gaming Corp. ("PGC", formerly known as The Old Evangeline Downs Capital Corp.), a Delaware limited liability company. PGL is a wholly owned subsidiary of PGP. In connection with the corporate restructuring, OEDA became a sister company to PGL and a wholly owned subsidiary of PGP in a corporate spin-off which was recorded as a distribution on June 16, 2004.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring entries unless otherwise disclosed, necessary to present fairly the financial information of the Company for the interim periods presented and have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim results reflected in the financial statements are not necessarily indicative of results expected for the full year or other periods.

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in PGL's Amendment No.3 to Form S-4 Registration Statement filed on November 12, 2004. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements have been omitted in the accompanying unaudited financial statements.

2.       Summary of Significant Accounting Policies

Deferred Financing Costs - As of September 30, 2004, the Company incurred approximately $5.3 million of fees and expenses related to the refinancing of the DJL Notes and approximately $0.6 million of fees and expenses related to the refinancing of the Company's senior secured credit facility with Wells Fargo Foothill, Inc. dated February 23, 2001 (as amended, the "DJL Credit Facility"), which refinancing was consummated in the second quarter (see Note 4 for further discussion on the refinancing).

Goodwill --At September 30, 2004, "Goodwill" consists of goodwill associated with the purchase of the Diamond Jo. To the extent the purchase price exceeded the fair value of the net identifiable assets acquired, such excess has been recorded as goodwill. Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" provides that goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value.

During the first quarter of 2004 and 2003, the Company performed its annual impairment test on goodwill in accordance with SFAS No. 142 and determined that the estimated fair value of the Company exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill.

Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to these policies. We also periodically evaluate the carrying value of our assets in accordance with generally accepted accounting principles. We operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The majority of our revenues are in the form of cash, which by its nature, does not require complex estimates. In addition, we made certain estimates surrounding our application of purchase accounting related to the acquisition and the related assignment of costs to goodwill and other intangible assets.

Concentrations of Risk--The Company maintains deposit accounts at one bank. At September 30, 2004 and December 31, 2003, and various times during the period then ended, the balance at the bank exceeded the maximum amount insured by the Federal Deposit Insurance Corporation. Credit risk is managed by monitoring the credit quality of the bank.

The Company's customer base is concentrated in eastern Iowa.

Reclassifications--Certain prior year amounts have been reclassified to conform with the current period presentation.

3.       Property and Equipment

Property and equipment of the Company and its subsidiaries at September 30, 2004 and December 31, 2003 is summarized as follows:

                                               September 30,        December 31,
                                                   2004                2003
                                              -------------       --------------
    Land and land improvements                $     802,980       $     800,000
    Buildings and improvements                    6,380,680           6,380,680
    Riverboats and improvements                   8,307,001           8,305,022
    Furniture, fixtures and equipment             8,509,118           7,259,886
    Computer equipment                              575,511             593,127
    Vehicles                                        105,664             105,664
    Construction in progress                        432,519             170,527
                                              -------------       -------------
    Subtotal                                     25,113,473          23,614,906
    Accumulated depreciation                     (9,940,424)         (8,600,613)
                                              -------------       -------------
    Property and equipment, net               $  15,173,049       $  15,014,293
                                              =============       =============

Depreciation expense for the three months ended September 30, 2004 and 2003 was $632,644 and $606,584, respectively. Depreciation expense for the nine months ended September 30, 2004 and 2003 was $1,797,310 and $2,109,329, respectively.

In September 2004, the Company entered into agreements with various slot machine manufacturers to purchase approximately 366 slot machines for a total purchase price of approximately $4.3 million. Of the purchase price for the slot machines, approximately $3.9 million will be financed through a slot machine vendor with equal principal payments due over thirty-six months with zero percent interest for the first twenty-four months and 7.4% interest for the remaining twelve months. Approximately $0.1 million of the purchase price of the slot machines will be financed through another slot machine vendor with equal principal payments over twelve months and zero percent interest. The remaining purchase price of the slot machines of approximately $0.3 million will be paid with cash on hand.

4.       Debt

The debt of the Company consists of the following:

                                                                                     September 30,           December 31,
                                                                                          2004                  2003
                                                                                     -------------           ------------
8 3/4% Senior  Secured Notes due April 15, 2012, net of discount of $1,179,911,
   secured by assets and stock of DJL and OED.                                        $ 86,712,086

12 1/4% Senior  Secured  Notes due July 1, 2006,  net of  discount of  $383,779,
   secured by assets of DJL.                                                                                 $ 70,616,221

$35.0 million  revolving  line of credit under a Loan and Security  Agreement of
   DJL and OED with Wells Fargo  Foothill,  Inc.  dated June 16, 2004,  interest rate at Prime + a margin of 0.5 - 1.0% (current rate of 5.75%), maturing June
   16, 2008, secured by certain assets of DJL and OED.                                   7,117,690

Line of Credit  with Wells Fargo  Foothill,  Inc.,  interest  rate at greater of
   LIBOR + 3% or Prime + .75%,  however,  at no time shall the interest  rate be lower than 5.5% on outstanding  balances of $10.0 million or less and 8.5% on outstanding  balances  greater than $10.0  million,  secured by assets of the
   Diamond Jo.                                                                                                 11,250,000

Preferred membership interests-redeemable, interest at 9%, due October 13, 2006.         4,000,000              4,000,000
                                                                                      ------------           ------------
Total debt                                                                              97,829,776             85,866,221
Less current portion                                                                            (0)              (600,000)
                                                                                      ------------           ------------
Total long term debt                                                                  $ 97,829,776           $ 85,266,221
                                                                                      ============           ============

On April 16, 2004, DJL and PGC completed a Rule 144A private placement of $233 million principal amount of 8 3/4% Senior Secured Notes due 2012 (the "Peninsula Gaming Notes"). The Peninsula Gaming Notes were issued at a discount of approximately $3.3 million. Interest on the Peninsula Gaming Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2004. Upon the corporate restructuring, PGL became a co-issuer of the Peninsula Notes.

PGL used the net proceeds from the sale of the Peninsula Gaming Notes as follows (all payments based on outstanding balances as of April 16, 2004): (1) to irrevocably deposit funds into an escrow account to redeem all of the DJL Notes in an amount (including call premium and accrued interest) of approximately $79.9 million; (2) to repurchase approximately $116.3 million principal amount of OED Notes for an aggregate amount (including tender premium, accrued interest and contingent interest) of approximately $134.6 million; (3) to pay accrued distributions on DJL's outstanding preferred membership interests-redeemable of approximately $1.1 million; (4) to pay related fees and expenses of approximately $13.4 million; and (5) for general corporate purposes. As a result of the issuance of the Peninsula Gaming Notes, DJL incurred a loss of approximately $8.7 million consisting of the write-off of deferred financing fees of approximately $2.0 million, the payment of a call premium on the DJL Notes of approximately $5.7 million, interest on the DJL Notes of approximately $0.7 million and write-off of bond discount of approximately $0.3 million.

In addition, OED and the Company wrote off $0.9 million of deferred financing fees related to the refinancing of the credit facilities discussed below of which approximately $0.1 million was written off by the Company and $0.8 million was written off by OED.

The indenture governing the Peninsula Gaming Notes limits the Company's ability and the ability of its restricted subsidiaries to, among other things:

              o   incur more debt;

              o   pay dividends or make other distributions to PGP;

              o   redeem stock;

              o   issue stock of restricted subsidiaries;

              o   make investments;

              o   create liens;

              o   enter into transactions with affiliates;

              o   merge or consolidate; and

              o   transfer or sell assets.

The Peninsula Gaming Notes are full and unconditional obligations of the Company as a co-issuer. PGL and PGC, also co-issuers, have no independent assets (other than PGL's investment in its subsidiaries) or operations. The Peninsula Gaming Notes are also guaranteed, subject to the prior lien of the Company's credit facility discussed below, by OED. Further, OED and the Company have pledged their equity interests as collateral. The Peninsula Gaming Notes do not limit the Company's or OED's ability to transfer net assets to PGL. Proceeds received from the issuance of the Peninsula Gaming Notes were allocated between the Company and OED, based on each company's respective amount of senior debt refinanced and their respective shares of financing related fees and expenses. The Company was allocated approximately $86.7 million of debt, net of $1.3 million discount and OED was allocated approximately $143.0 million, net of $2.0 million discount.

On June 16, 2004, DJL and OED jointly entered into a Loan and Security Agreement with Wells Fargo Foothill, Inc. as the Arranger and Agent (the "PGL Credit Facility"). The PGL Credit Facility consists of a revolving credit facility which permits the Company and OED to request advances and letters of credit up to the lesser of the maximum revolver amount of $35 million (less amounts outstanding under letters of credit) and a specified borrowing base (the "Borrowing Base"). For the purposes of the PGL Credit Facility, the Borrowing Base is the lesser of the Combined EBITDA (as defined in the PGL Credit Facility) of OED and the Company for the twelve months immediately preceding the current month end multiplied by 150% and the Combined EBITDA of OED and the Company for the most recent quarterly period annualized multiplied by 150%. At September 30, 2004, the maximum revolver amount was $35.0 million. Immediately upon the closing of the PGL Credit Facility, the Company and OED borrowed approximately $15.9 million to refinance outstanding obligations under the DJL Credit Facility and the OED Credit Facility and pay financing related fees and expenses. Of the initial borrowings under the PGL Credit Facility, the Company was allocated approximately $11.1 million and OED was allocated approximately $4.8 million based on each company's respective amounts being refinanced and their respective shares of financing related fees and expenses. Advances under the PGL Credit Facility bear an interest rate based on the borrower's option of LIBOR plus a margin 3.0% -3.5% or Wells Fargo prime rate plus a margin of 0.5% -1.0% (current rate of 5.75%) however, at no time shall the interest rate be lower than 4.0%.

The Company and OED are jointly and severally liable under the PGL Credit Facility for advances under the revolver portion of the facility and such borrowings are collateralized by substantially all assets of OED and the Company. Borrowings under the PGL Credit Facility are guaranteed by PGL and PGC.

The PGL Credit Facility contains a number of restrictive covenants and agreements, including covenants that limit the Company's and OED's ability to, among other things: (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its capital stock; (4) dispose of certain assets; (5) guarantee debt of others; (6) pay dividends or make other distributions; (7) make investments; (8) enter into transactions with affiliates. The PGL Credit Facility also contains financial covenants including a minimum Combined EBITDA (as defined by the PGL Credit Facility) of the Company and OED and limitations to capital expenditure amounts at the Company and OED.

Specifically, the PGL Credit Facility prohibits DJL and OED from making loans to PGL except on an arm's length basis and pursuant to an exception that permits DJL and OED to make unsecured loans to PGL in an aggregate principal amount not exceeding $10.0 million. In addition, DJL and OED are prohibited from making any dividends or other distributions to PGL, subject to certain limited exceptions. For example, so long as no default or event of default under the PGL Credit Facility has occurred and is continuing, and immediately after giving effect to such dividend or other distribution the Interest Coverage Ratio (as defined in the PGL Credit Facility) for the immediately preceding four fiscal quarter period would not have been less than 2.0 to 1.0, DJL and OED can pay dividends and other distributions to PGL in an aggregate amount, when taken together with all other such payments made after the date of the closing of the PGL Credit Facility not exceeding the sum of (a) 50% of the sum of DJL's and OED's Combined Net Income and Combined Non-Cash Charges (as each such term is defined in the PGL Credit Facility) for the period from the beginning of the first full fiscal quarter immediately following the closing date of the PGL Credit Facility to the end of DJL's or OED's, as applicable, most recently ended fiscal quarter for which internal financial statements are available at the time of the dividend or other distribution, (b) cash proceeds from sales of equity of DJL or OED or a cash contribution of a holder of equity of DJL or OED, (c) cash proceeds from the sale of convertible or exchangeable debt securities that have been converted or exchanged into equity of DJL or OED after the closing date of the PGL Credit Facility and prior to the time of such dividend or other distribution, and (d) the aggregate Return from Unrestricted Subsidiaries (as each such term is defined in the PGL Credit Facility) of DJL or OED, if any. In addition, DJL and OED are permitted to make dividends or other distributions to PGL or pay certain tax obligations. Further, DJL and OED can make dividends and other distributions to PGL to pay costs related to certain tax preparation, accounting, legal and administrative fees and expenses. Additionally, DJL and OED may make dividends and other distributions to PGL in respect of certain payments under management agreements and to pay reasonable directors' or managers' fees and expenses, so long as any payments with respect to any management agreement or employee, consulting or similar agreement do not, in the aggregate, in any fiscal year exceed the lesser of (a) 4.0% of DJL and OED's Combined EBITDA (as defined in the PGL Credit Facility) and (b) $4.0 million. DJL and OED may also make dividends or other distributions to PGL so that PGL, subject to certain limitations, can repurchase, redeem or otherwise acquire equity interests in PGL or its Restricted Subsidiaries (as defined in the PGL Credit Facility) from its respective employees, members or managers. Finally, PGL and OED can make dividends and other distributions not to exceed (a) in 2004, $7.5 million, (b) in 2005, $3.75 million plus any unused portion of the amount available in 2004, if any, (c) in 2006, $3.75 million plus the unused portion of the amount available in 2005, if any, (d) in 2007, the unused portion of the amount available in 2006, if any, and (e) in 2008, the unused portion of the amount available in 2007, if any. Subject to the foregoing provisions, all of the net assets of DJL and OED are restricted assets. The Company was in compliance with such covenants, or had obtained waivers, as of September 30, 2004.

As of September 30, 2004, combined borrowings under the PGL Credit Facility were $11.9 million, of which approximately $7.1 million related to the Company and approximately $4.8 million related to OED. In addition, as of September 30, 2004, the Company had outstanding letters of credit of approximately $0.5 million.

The DJL Credit Facility was terminated in connection with the refinancing discussed above.

In September 2004, the Company entered into agreements with various slot manufacturers to purchase 366 slot machines which will be financed through the respective slot vendor. See further discussion in Note 3.


5.       Commitments and Contingencies

Under the Company's and PGP's operating agreements, the Company and PGP have agreed, subject to few exceptions, to indemnify and hold harmless its members, PGP and PGP members, as the case may be, from liabilities incurred as a result of their positions as our sole manager and as members of the Company or PGP.

The Company was involved in a lawsuit with a former employee. The Company reached a settlement with the former employee during the third quarter of 2004. The settlement did not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

We are not a party to, and none of our property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

6.       Related Party Transactions

In  May  2004,  PGP  repurchased  147,553  units  of its  convertible  preferred membership interests from an unrelated third party for approximately $4.5 million. The repurchase was funded by a distribution of cash to PGP from DJL, one of its wholly-owned subsidiaries.

During the three months ended September 30, 2004 and 2003, the Company distributed $431,448 and $683,946, respectively, and during the nine months ended September 30, 2004 and 2003, the Company distributed $2,082,036 and $1,147,987, respectively, to PGP and PGL primarily in respect of (i) certain consulting and financial advisory services related to PGP development expenses,
(ii) board fees and actual out of pocket expenses incurred by members of board of managers of PGP in their capacity as a board member (iii) tax, accounting, legal and administrative costs and expenses. These amounts were recorded as member distributions and are included in "Accumulated Deficit" on the Balance Sheet.

At September 30, 2004, the Company had receivables from affiliates of $4,127,109 primarily related to development costs paid by the Company on behalf of the affiliates.

At September 30, 2004, the Company had receivables from affiliates of $2,181,594 related to a management services agreement for which the Company and OEDA together manage and operate OED's existing horse racetrack and the design, development, construction and operation of OED's racino that opened on December 19, 2003.

7.        Subsequent Event

The PGL Credit Facility was amended on November 10, 2004 to provide that the obligations under the Term Loan portion of the PGL Credit Facility be secured by the assets of DJL in addition to those of OED and, as a result, the minimum OED EBITDA covenant is no longer applicable.

                                 DIAMOND JO, LLC
             PRO FORMA CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

The following pro-forma condensed statement of operations (unaudited) sets forth our results of operations for the nine months ended September 30, 2004 on an actual basis and on a pro-forma basis to give effect to the offering of the Peninsula Gaming Notes and the application of the net proceeds therefrom as set forth under the section entitled "Use of Proceeds" and the consummation of the other Transactions as set forth in the section entitled "The Transactions" as if such transactions had occurred on December 31, 2003.


                                                                      Nine Months Ended September 30, 2004
                                                                      ------------------------------------
                                                                               Pro Forma
                                                              Historical       Adjustments          Pro Forma
                                                              ----------       -----------          ---------

NET REVENUES .............................................   $ 39,464,299                         $ 39,464,299

EXPENSES .................................................     28,357,032                           28,357,032
                                                             ------------      ------------       ------------

INCOME FROM OPERATIONS ...................................     11,107,267                           11,107,267
                                                             ------------      ------------       ------------
OTHER INCOME (EXPENSE):
   Interest income .......................................         36,398                               36,398
   Interest expense, net of amounts capitalized ..........     (7,595,570)     $    328,689(1)      (7,266,881)
   Loss on early retirement of debt ......................     (8,839,695)        8,839,695(2)
   Interest   expense   related  to   preferred   members'       (270,000)                            (270,000)
     interest, redeemable
   Loss on disposal of assets ............................        (17,685)                             (17,685)
                                                             ------------      ------------       ------------
   Total other expense ...................................    (16,686,552)        9,168,384         (7,518,168)
                                                             ------------      ------------       ------------

NET INCOME (LOSS) TO COMMON MEMBERS' INTEREST                $ (5,579,285)     $  9,168,384       $  3,589,099
                                                             ============      ============       ============

(1) Represents elimination of (a) $2.5 million of contractual, fixed rate interest on the DJL Notes at 12 1/4% and (b) $0.2 million of amortization of deferred financing costs and bond discount related to redeemed DJL Notes, offset by (y) $2.2 million of contractual, fixed rate interest on the PGL Notes at 8 3/4% and (z) $0.2 million of amortization of deferred financing costs and bond discount on the PGL Notes.


(2) Represents elimination of loss on early retirement of debt (including call premium and write-off of deferred financing costs and bond discount) related to the early redemption of the DJL Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report. Some statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties as well as other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2003. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended. Unless the context requires otherwise, references to the "Company", "our", "us" and "we" refer to PGL, DJL, PGC and OED.

         Peninsula Gaming, LLC; DJL and PGC are co-issuers of 8 3/4 % Senior Secured Notes (the "Peninsula Gaming Notes") which are registered with the U.S. Securities and Exchange Commission (the "SEC"). Also, OED is a guarantor of the Peninsula Gaming Notes and has pledged its stock as collateral. The separate financial statements of DJL, as a co-issuer, and OED, as guarantor, are required to be filed with the SEC and are included in this 10-Q filing. Peninsula Gaming, LLC and PGC have no independent assets or operations of their own and, therefore, no separate financial statements of these entities have been provided.


Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to such policies. The critical accounting policies used in preparation of the Company's financial statements are described in Managements Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and in the Company's Amendment No.3 to Form S-4 Registration Statement filed with the Securities and Exchange Commission on November 12, 2004. Actual results in these areas could differ from management's estimates. There have been no significant changes to the Company's critical accounting policies during the nine months ended September 30, 2004.

Results of Operations

Our results of operations are discussed below on a consolidated basis and by our two segments, Diamond Jo (Iowa operations) and OED (Louisiana operations). The following is a reconciliation of our results of operations by segment to our consolidated statements of operations:

                                     Three Months Ended
                                        September 30,
                                    2004             2003
                               ------------    ------------
General corporate              $   (513,745)   $   (131,250)
Diamond Jo                        3,968,671       5,131,023
OED                               1,556,019        (520,552)
                               ------------    ------------
Income from operations         $  5,010,945    $  4,479,221
                               ============    ============

                                           Diamond Jo                             OED
                               --------------------------------    --------------------------------
                               Three Months Ended September 30,    Three Months Ended September 30,
                                    2004             2003              2004              2003
                               ------------    ------------        ------------    ------------
Revenues:
  Casino                       $ 13,595,281    $ 15,220,028        $ 16,493,276
  Racing                                                              5,685,045    $  5,081,518
  Food and beverage                 819,483         883,626           2,324,143         409,884
  Other                             273,275         246,262             231,549          62,741
  Less promotional
   allowances                      (835,601)       (875,777)         (1,295,564)        (12,532)
                               ------------    ------------        ------------    ------------
  Net revenues                   13,852,438      15,474,139          23,438,449       5,541,611
                               ------------    ------------        ------------    ------------

Expenses:
  Casino                          5,558,973       5,762,110           8,931,444
  Racing                                                              4,859,240       4,413,576
  Food and beverage                 702,568         744,287           1,660,285         327,223
  Boat operations                   563,585         591,622
  Other                             266,639         296,428             178,828           6,262
  Selling, general and
  administrative                  1,798,886       2,342,085           3,440,054         723,574
   Depreciation and
    amortization                    632,644         606,584           2,356,984          79,083
   Pre-opening expense                                                                  512,445
   Development expense               70,472
   Management severance and
   recruiting                       290,000                             179,409
   Affiliate management fees                                            276,186
                               ------------    ------------        ------------    ------------
  Total expenses                  9,883,767      10,343,116          21,882,430       6,062,163
                               ------------    ------------        ------------    ------------
  Income (loss) from
    operations                 $  3,968,671    $  5,131,023        $  1,556,019    $   (520,552)
                               ============    ============        ============    ============


Three months ended September 30, 2004 Compared to Three months ended September 30, 2003

         Net revenues increased 77.4% to $37.3 million for the three months ended September 30, 2004 from $21.0 million for the three months ended September 30, 2003. Net revenues at OED increased $17.9 million to $23.4 million for the three months ended September 30, 2004 from $5.5 million for the three months ended September 30, 2003. Net revenues at OED increased due primarily to casino revenues of

$16.5 million derived from OED's new racino which opened on December 19, 2003 and an increase in racing revenues of $0.6 million due to an increase in video poker revenues of approximately $0.4 million at OED's renovated off-track betting ("OTB") facility in Port Allen, Louisiana. Net revenues at the Diamond Jo decreased $1.6 million to $13.9 million for the three months ended September 30, 2004 from $15.5 million for the three months ended September 30, 2003. This decrease in net revenues at the Diamond Jo is due to a decrease in slot revenue of 9.1%, or $1.2 million, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, primarily due to a decrease in coin-in of 7.9% over the same period. In addition, table game revenues at the Diamond Jo decreased 22.1%, or $0.4 million, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, primarily due to a decrease in hold percentage to 17.5% for the three months ended September 30, 2004 compared to 19.7% during the three months ended September 30, 2003. Had our hold percentage remained consistent with the prior year, table game revenues would have decreased 12.6%, or $0.2 million based on our actual drop during the three months ended September 30, 2004. Management believes that a significant portion of the decrease in slot and table game revenues can be attributed to the re-opening of a Native American casino approximately 125 miles southwest of the Diamond Jo on January 1, 2004. This casino was closed from mid May 2003 through December 2003.

         Overall casino revenues increased $14.9 million to $30.1 million for the three months ended September 30, 2004 from $15.2 million for the three months ended September 30, 2003. Casino revenues of $16.5 million at OED consisted solely of revenues from slot machines at OED's recently opened racino. Casino win per gaming position per day at OED was $112 for the three months ended September 30, 2004. Casino revenues at the Diamond Jo decreased 10.7% to $13.6 million for the three months ended September 30, 2004 from $15.2 million for the three months ended September 30, 2003. This decrease was due to a 9.1% decrease in slot revenues and a 22.1% decrease in table game revenues which is primarily attributed to the re-opening of a nearby Native American casino as discussed above. Casino revenues at the Diamond Jo were derived 89.3% from slot machines and 10.7% from table games for the three months ended September 30, 2004 compared to 87.7% from slot machines and 12.3% from table games for the three months ended September 30, 2003. Our slot win per unit per day at the Diamond Jo decreased 11.5% to $176 for the three months ended September 30, 2004 from $199 for the three months ended September 30, 2003. Our admissions at the Diamond Jo for the three months ended September 30, 2004 decreased 5.0% to 298,000 from 314,000 for the three months ended September 30, 2003. For the three months ended September 30, 2004 our casino win per admission at the Diamond Jo decreased 6.0% to $46 from $48 for the three months ended September 30, 2003. Management believes this decrease in admissions and related win per admission is primarily attributed to the re-opening of a nearby Native American casino noted above.

         Racing revenues at OED increased $0.6 million to $5.7 million for the three months ended September 30, 2004 from $5.1 million for the three months ended September 30, 2003. The increase in racing revenues is due to an increase in video poker revenues of $0.4 million at OED's Port Allen OTB facility and an increase in revenues generated from out-of-state signal fees.

         Net food and beverage revenues, other revenues and promotional allowances increased $0.8 million during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due primarily to food and beverage revenues generated from OED's new racino.

         Overall casino expenses increased $8.7 million to $14.5 million for the three months ended September 30, 2004 from $5.8 million for the three months ended September 30, 2003. Casino expenses of $8.9 million at OED were primarily related to purse supplements and gaming taxes, which are based on net casino revenues, and casino related payroll. Casino operating expenses at the Diamond Jo decreased 3.5%, or $0.2 million, to $5.6 million for the three months ended September 30, 2004 from $5.8 million for the three months ended September 30, 2003 due primarily to a decrease in gaming taxes at the Diamond Jo of approximately $0.1 million associated with our decrease in casino revenues partially offset by an increase in the gaming tax rate from 20% to 22% effective July 1, 2004.

         Racing expenses increased 10.1% to $4.9 million for the three months ended September 30, 2004 from $4.4 million for the three months ended September 30, 2003 due primarily to an increase in franchise fees and operating expenses of $0.2 million related to OED's video gaming devices at its renovated OTB in Port Allen, Louisiana and an increase in purse expenses associated with an increase in out-of-state signal fees generated by OED of approximately $0.1 million.

         Food and beverage expenses increased $1.3 million to $2.4 million for the three months ended September 30, 2004 from $1.1 million for the three months ended September 30, 2003 due primarily to an increase in food and beverage expenses at OED of $1.3 million primarily related to the opening of OED's new racino. Boat operation expenses at the Diamond Jo were substantially unchanged at $0.6 million for the three months ended September 30, 2004 and 2003. Other expenses increased $0.1 million due primarily to costs associated with OED's new outdoor entertainment venue.

         Selling, general and administrative expenses increased $2.5 million to $5.7 million for the three months ended September 30, 2004 from $3.2 million for the three months ended September 30, 2003. This increase was due primarily to an increase in general and administrative expenses at OED of $2.7 million due primarily to payroll, marketing and other general and administrative expenses associated with the new racino.

         Depreciation and amortization expenses increased $2.3 million to $3.0 million for the three months ended September 30, 2004 from $0.7 million for the three months ended September 30, 2003 due to depreciation of property and equipment at OED's racino of approximately $2.2 million during the three months ended September 30, 2004.

         Pre-opening expenses of $0.5 million for the three months ended September 30, 2003 relate to expenses incurred by OED with respect to start-up activities surrounding the racino project. Management severance and recruiting expenses of $0.6 million relate to severance costs incurred by the Company in relation to turnover of upper management and various fees and expenses incurred in finding new management personnel. Affiliate management fees of $0.3 million during the three months ended September 30, 2004 relate to management fees paid to related parties primarily related to a consulting agreement at OED for the racino.

         Income from operations increased $0.5 million to $5.0 million for the three months ended September 30, 2004 from $4.5 million for the three months ended September 30, 2003. OED's increase of $2.1 million is primarily due to the new racino operation as discussed above partially offset by lower net revenues of $1.6 million at Diamond Jo as described above.

         Net interest expense, including interest expense related to DJL's redeemable preferred member interests, decreased $0.4 million to $6.2 million for the three months ended September 30, 2004 from $6.7 million for the three months ended September 30, 2003. This decrease is primarily due to the refinancing of the Company's long term debt with lower interest rates during the second quarter of 2004. Interest expense of approximately $0.4 million and $0.7 million was capitalized as part of our construction of the racino during the three months ended September 30, 2004 and 2003, respectively.

Our results of operations are discussed below on a consolidated basis and by our two segments, Diamond Jo (Iowa operations) and OED (Louisiana operations). The following is a reconciliation of our results of operations by segment to our consolidated statements of operations:


                                     Nine Months Ended
                                        September 30,
                                    2004             2003
                               ------------    ------------
    General corporate          $   (601,245)   $   (131,250)
    Diamond Jo                   10,153,707      11,562,583
    OED                           4,976,637      (1,705,060)
    Litigation settlement *                       1,600,000
                               ------------    ------------
    Income from operations     $ 14,529,099    $ 11,326,273
                               ============    ============

* Income from operations at OED includes a litigation settlement with the Louisiana Horsemen's Benevolent and Protective Association 1993, inc. of $1.6 million which is eliminated in consolidation as the amount was expensed on the Company's consolidated financial statements for the year ended December 31, 2002.

                                           Diamond Jo                             OED
                               --------------------------------    --------------------------------
                                Nine Months Ended September 30,     Nine Months Ended September 30,
                                    2004            2003                2004             2003
                                ------------    ------------         ------------    ------------
Revenues:
  Casino                       $ 37,939,428    $ 40,199,982          $ 51,155,601
  Racing                                                               16,544,688    $ 14,536,243
  Food and beverage               2,216,887       2,270,675             6,702,254       1,039,754
  Other                             436,536         367,008               677,487         128,207
  Less promotional
   allowances                    (2,224,813)     (2,240,190)           (4,026,117)        (12,532)
                                ------------    ------------         ------------    ------------

  Net revenues                   38,368,038      40,597,475            71,053,913      15,691,672
                                ------------    ------------         ------------    ------------

Expenses:
  Casino                         16,561,862      16,487,222            28,238,876
  Racing                                                               13,790,426      11,922,832
  Food and beverage               2,001,541       2,076,573             5,165,898         865,641
  Boat operations                 1,682,631       1,733,970
  Other                             409,712         365,223               623,551          18,518
  Selling, general and
    administrative                5,341,572       6,262,575            10,185,450       2,047,397
  Depreciation and
    amortization                  1,797,310       2,109,329             7,047,532         224,978
  Litigation settlement                                                                 1,600,000
  Pre-opening expense                                                     257,448         717,366
  Development expense              129,703

  Management severance and
    recruiting                      290,000                               179,409

  Affiliate management fees                                               588,686
                                ------------    ------------         ------------    ------------
  Total expenses                 28,214,331      29,034,892            66,077,276      17,396,732
                                ------------    ------------         ------------    ------------
  Income (loss) from
    operations                 $ 10,153,707    $ 11,562,583          $  4,976,637    $ (1,705,060)
                               ============    ============          ============    ============


Nine months ended September 30, 2004 Compared to Nine months ended September 30, 2003

         Net revenues increased 94.4% to $109.4 million for the nine months ended September 30, 2004 from $56.3 million for the nine months ended September 30, 2003. Net revenues at OED increased $55.4 million to $71.1 million for the nine months ended September 30, 2004 from $15.7 million for the nine months ended September 30, 2003. Net revenues at OED increased due primarily to casino revenues of $51.2 million derived from OED's new racino which opened on December 19, 2003 and an increase in racing revenues of $2.0 million due primarily to an increase in video poker revenues of approximately $1.8 million at OED's renovated OTB in Port Allen, Louisiana. Net revenues at the Diamond Jo decreased $2.2 million to $38.4 million for the nine months ended September 30, 2004 from $40.6 million for the nine months ended September 30, 2003. This decrease in net revenues at the Diamond Jo is due to a decrease in slot revenue of 3.9%, or $1.4 million, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to a decrease in coin-in of 4.3% over the same period. In addition, table game revenues at the Diamond Jo decreased 17.7%, or $0.9 million, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to a decrease in hold percentage to 18.5% for the nine months ended September 30, 2004 compared to 20.6% during the nine months ended September 30, 2003. Had our hold percentage remained consistent with the prior year, table game revenues would have decreased 8.5%, or $0.4 million based on our actual drop during the nine months ended September 30, 2004. Management believes that a significant portion of the decrease in slot and table game revenues can be attributed to the re-opening of a Native American casino approximately 125 miles southwest of the Diamond Jo on January 1, 2004. This casino was closed from mid May 2003 through December 2003.

         Overall casino revenues increased $48.9 million to $89.1 million for the nine months ended September 30, 2004 from $40.2 million for the nine months ended September 30, 2003. Casino revenues of $51.2 million at OED consisted solely of revenues from slot machines at OED's recently opened racino. Casino win per gaming position per day at OED was $118 for the nine months ended September 30, 2004. Casino revenues at the Diamond Jo decreased 5.6% to $37.9 million for the nine months ended September 30, 2004 from $40.2 million for the nine months ended September 30, 2003. This decrease was due to a 3.9% decrease in slot revenues and a 17.7% decrease in table game revenues which is primarily attributed to the re-opening of a nearby Native American casino as discussed above. Casino revenues at the Diamond Jo were derived 88.9% from slot machines and 11.1% from table games for the nine months ended September 30, 2004 compared to 87.3% from slot machines and 12.7% from table games for the nine months ended September 30, 2003. Our slot win per unit per day at the Diamond Jo decreased 6.8% to $164 for the nine months ended September 30, 2004 from $176 for the nine months ended September 30, 2003. Our admissions at the Diamond Jo for the nine months ended September 30, 2004 decreased 1.4% to 786,000 from 797,000 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 our casino win per admission at the Diamond Jo decreased 4.3% to $48 from $50 for the nine months ended September 30, 2003. Management believes this decrease in admissions and related win per admission is primarily attributed to the re-opening of a nearby Native American casino noted above.

         Racing revenues at OED increased $2.0 million to $16.5 million for the nine months ended September 30, 2004 from $14.5 million for the nine months ended September 30, 2003. The increase in racing revenues is due primarily to an increase in video poker revenues of $1.8 million at OED's Port Allen OTB facility.

         Net food and beverage revenues, other revenues and promotional allowances increased $2.2 million during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due primarily to food and beverage revenues generated from OED's new racino.

         Overall casino expenses increased $28.3 million to $44.8 million for the nine months ended September 30, 2004 from $16.5 million for the nine months ended September 30, 2003. Casino expenses of $28.2 million at OED were primarily related to purse supplements and gaming taxes, which are based on net casino revenues, and casino related payroll.

         Racing expenses increased 15.7% to $13.8 million for the nine months ended September 30, 2004 from $11.9 million for the nine months ended September 30, 2003 due primarily to (i) an increase in franchise fees, purse supplements and operating expenses of $1.4 million related to OED's video gaming devices at its renovated OTB in Port Allen, Louisiana, (ii) an increase in payroll at our racetrack of approximately $0.2 million related to a live quarterhorse meet that was held beginning September 16, 2004 and running through October 31, 2004 (OED did not conduct this live quarterhorse meet during 2003) and (iii) admission fees related to the OTB located at the racino of approximately $0.2 million (under current Louisiana law, OED must pay $0.25 to the Louisiana State Racing Commission per patron entering a building in which OED has an OTB, including the new racino).

         Food and beverage expenses increased $4.3 million to $7.2 million for the nine months ended September 30, 2004 from $2.9 million for the nine months ended September 30, 2003 due primarily to an increase in food and beverage expenses at OED of $4.3 million related to the opening of OED's new racino. Boat operation expenses at the Diamond Jo were substantially unchanged at $1.7 million for the nine months ended September 30, 2004 and 2003. Other expenses increased $0.6 million due primarily to costs associated with OED's new outdoor entertainment venue.

         Selling, general and administrative expenses increased $7.5 million to $15.9 million for the nine months ended September 30, 2004 from $8.4 million for the nine months ended September 30, 2003. This increase was due primarily to an increase in general and administrative expenses at OED of $8.1 million due primarily to payroll, marketing and other general and administrative expenses associated with the new racino, offset by a decrease in accrued management bonuses of approximately $0.3 million.

         Depreciation and amortization expenses increased $6.5 million to $8.8 million for the nine months ended September 30, 2004 from $2.3 million for the nine months ended September 30, 2003 due to depreciation of property and equipment at OED's racino of approximately $6.2 million during the nine months ended September 30, 2004. During the first quarter of 2004, we performed our annual impairment test on goodwill and indefinite life intangible assets in accordance with SFAS No. 142. Based on that review, management determined that there was no impairment of goodwill and indefinite life intangible assets.

         Pre-opening expenses of $0.3 million and $0.7 million for the nine months ended September 30, 2004 and 2003, respectively, relate to expenses incurred by OED with respect to start-up activities surrounding the racino project, including pre-opening costs associated with the continued construction of the racetrack portion of the project. Management severance and recruiting expenses of $0.6 million relate to severance costs incurred by the Company in relation to turnover of upper management and various fees and expenses incurred in finding new management personnel. Affiliate management fees of $0.7 million during the nine months ended September 30, 2004 relate to management fees to related parties primarily related to a consulting agreement at OED for the racino.

         Income from operations increased $3.2 million to $14.5 million for the nine months ended September 30, 2004 from $11.3 million for the nine months ended September 30, 2003. OED's income from operations increased by $6.7 million due to the new racino operation as discussed above partially offset by lower net revenues of $2.2 million at Diamond Jo as described above.

         Net interest expense, including loss on early retirement of debt and interest expense related to DJL's redeemable preferred member interests, increased $39.8 million to $58.0 million for the nine months ended September 30, 2004 from $18.2 million for the nine months ended September 30, 2003. This increase is primarily due to the loss on early retirement of debt of $37.6 million related to our debt refinancing activities discussed below under Liquidity and Capital Resources. The remaining difference is primarily related to the timing of the offering of the OED Notes, which occurred on February 25, 2003. Interest expense of approximately $0.9 million and $1.2 million was capitalized as part of our construction of the racino during the nine months ended September 30, 2004 and 2003, respectively.


Liquidity and Capital Resources

Cash Flows from Operating, Investing and Financing Activities

         Our cash balance decreased $4.3 million during the nine months ended September 30, 2004 to $16.9 million from $21.2 million at December 31, 2003.

         Cash flows from operating activities declined by $15.4 million to a use of $20.1 million for the nine months ended September 30, 2004 compared to a use of $4.7 million for the nine months ended September 30, 2003. The decline is primarily due to tender and call premiums paid on early retirement of debt of $22.0 million, partially offset by cash generated from OED's racino operation.

Cash flows used in investing activities for the nine months ended September 30, 2004 was $3.2 million consisting of cash inflows of (i) draws from restricted cash accounts held by the trustee of the OED Notes of approximately $20.0 million and (ii) cash proceeds from the maturity and sale of restricted investments of $15.8 million. These cash inflows were offset by (i) payments of approximately $35.4 million for construction, architecture fees and other development costs associated with the racino project and (ii) cash outflows of approximately $3.4 million used for capital expenditures mainly related to the purchase of new slot machines at DJL and conversions of slot machines at OED to incorporate ticket-in, ticket-out technology, which we believe enhances customer service, produces operating efficiencies and eliminates hopper fills and the down time associated with them. In September 2004, we entered into agreements with various slot machine manufacturers to purchase approximately 783 slot machines, of which 366 are to be installed at the Diamond Jo for a total purchase price of approximately $4.3 million and 417 are to be installed at OED for a total purchase price of approximately $5.2 million, all during the fourth quarter of 2004. The slot machine purchases will be financed by the manufacturers over a thirty-six month period. All of the new slot machines will be equipped with ticket-in, ticket-out technology which, upon installations, will result in having ticket-in, ticket-out technology installed in 100% of the slot machines at the Diamond Jo and in over 95% of the slot machines at OED, thus further enhancing customer service and operating efficiencies associated with this technology. We expect additional capital expenditures at DJL and OED (other than the capital expenditures related to the racino project and the slot purchase noted above) to be approximately $0.6 million and $0.8 million, respectively, for the year ended December 31,

2004. We expect to meet our regulatory requirements for the racino project for fiscal 2004 with related additional capital expenditures of approximately $2.5 million. Consistent with our regulatory requirements, we also expect to continue construction on our turf track during fiscal 2005.

         Cash flows from financing activities for the nine months ended September 30, 2004 of $19.0 million reflects (i) net proceeds from the offering of the Peninsula Gaming Notes of approximately $229.7 million, (ii) proceeds from advances under the revolver portion of the PGL Credit Facility of approximately $15.9 million, (iii) proceeds from the initial draw under the Term Loan portion of the PGL Credit Facility of approximately $14.7 million and (iv) proceeds from OED's draws under the OED FF&E Facility of $3.5 million. These proceeds were offset by (i) redemption of $71.0 million aggregate principal amount of DJL Notes, (ii) redemption of $116.3 million aggregate principal amount of OED Notes, (iii) aggregate principal payments on borrowings under the OED FF&E Facility of $16.0 million, (iv) aggregate principal payments on borrowings under the DJL Credit Facility of $11.3 million, (v) aggregate principal payments on borrowings under the OED Credit Facility of $5.0 million,
(vi) aggregate principal payments on borrowings under the revolver portion of the PGL Credit Facility of $4.0 million, (vii) aggregate principal payments under the Term Loan of $1.0 million, (viii) aggregate principal payments on notes payable of $0.3 million, (ix) payment of fees and expenses associated with the offering of the Peninsula Gaming Notes and the consummation of the PGL Credit Facility of approximately $13.3 million and (x) member distributions of approximately $6.4 Million.

         As of September 30, 2004, the Company had $11.9 million and $13.7 million outstanding under the revolver portion and Term Loan portion of the PGL Credit Facility, respectively. In addition, as of September 30, 2004, the Company had outstanding letters of credit of approximately $4.0 million.

Financing Activities

         On March 9, 2004, OED commenced a tender offer and consent solicitation to repurchase all of its outstanding OED Notes and to solicit consents to certain proposed amendments to the indenture governing the OED Notes as set forth in OED's Offer to Purchase and Consent Solicitation Statement, dated March 9, 2004. On March 19, 2004, the expiration date of the consent solicitation, OED received the requisite consents and tenders from holders of a majority of the aggregate principal amount of the outstanding OED Notes. The tender offer expired on April 5, 2004, and OED redeemed approximately $116.3 million principal amount of the OED Notes.

         On April 16, 2004, DJL and PGC completed a Rule 144A private placement of $233 million principal amount of 8 3/4% Senior Secured Notes due 2012 (the "Peninsula Gaming Notes"). The Peninsula Gaming Notes were issued at a discount of approximately $3.3 million. Interest on the Peninsula Gaming Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2004. Upon the corporate restructuring, PGL became a co-issuer of the Peninsula Notes.

         The Company used the net proceeds from the sale of the Peninsula Gaming Notes as follows (all payments based on outstanding balances as of April 16,
2004): (1) to irrevocably deposit funds into an escrow account to redeem all of the DJL Notes in an amount (including call premium and accrued interest) of approximately $79.9 million; (2) to repurchase approximately $116.3 million principal amount of OED Notes for an aggregate amount (including tender premium, accrued interest and contingent interest) of approximately $134.6 million; (3) to pay accrued distributions on DJL's outstanding preferred membership interests-redeemable of approximately $1.1 million; (4) to pay related fees and expenses of approximately $13.4 million; and (5) for general corporate purposes. As a result of the issuance of the Peninsula Gaming Notes, DJL incurred a loss of approximately $8.7 million consisting of the write-off of deferred financing fees of approximately $2.0 million, the payment of a call premium on the DJL Notes of approximately $5.7 million, interest on the DJL Notes of approximately $0.7 million and write-off of bond discount of approximately $0.3 million. In connection therewith, OED also incurred a loss of approximately $27.9 million consisting of the write-off of deferred financing fees of approximately $8.4 million, the payment of a tender premium on the OED Notes of approximately $16.3 million, write-off of bond discount of approximately $2.1 million and consent fees of approximately $1.1 million. In addition, OED and DJL wrote off $0.9 million of deferred financing fees related to the refinancing of the credit facilities discussed below.

         On June 16, 2004, DJL and OED jointly entered into a Loan and Security Agreement with Wells Fargo Foothill, Inc. as the Arranger and Agent (the "PGL Credit Facility"). The PGL Credit Facility consists of a revolving credit facility which permits DJL and OED to request advances and letters of credit up to the lesser of the maximum revolver amount of $35 million (less amounts outstanding under letters of credit) and a specified borrowing base (the "Borrowing Base"). For the purposes of the PGL Credit Facility, the Borrowing Base is the lesser of the Combined EBITDA (as defined in the PGL Credit Facility) of OED and DJL for the twelve months immediately preceding the current month end multiplied by 150% and the Combined EBITDA of OED and DJL for the most recent quarterly period annualized multiplied by 150%. At September 30, 2004, the maximum revolver amount was $35.0 million. Immediately upon the closing of the PGL Credit Facility, the Company borrowed approximately $15.9 million to refinance outstanding obligations under the DJL Credit Facility and the OED Credit Facility and pay financing related fees and expenses. Advances under the PGL Credit Facility bear an interest rate based on the borrower's option of LIBOR plus a margin 3.0% -3.5% or Wells Fargo prime rate plus a margin of 0.5% -1.0% (current rate of 5.75%) however, at no time shall the interest rate be lower than 4.0%.

         The PGL Credit Facility also contains a Term Loan in the amount of $14,666,667. The proceeds from the Term Loan were used to repay outstanding obligations under the FF&E Credit Facility. The Term Loan is secured by certain assets of OED and requires monthly payments of $333,333 starting July 1, 2004 until the full balance is paid, with a maturity no later than June 16, 2008. The Term Loan has an interest rate equal to the Wells Fargo prime rate plus 2.5% (current rate of 7.25%) however, at no time shall the interest rate be lower than 6.0%. Under the terms of the PGL Credit Facility, at closing the Company was required to issue a letter of credit in the amount of $3.2 million in favor of Wells Fargo Foothill, Inc. related to the Term Loan.

         We currently have the following sources of funds for our business: (i) cash flows from OED's existing racetrack operations and casino operations, (ii) cash flows from DJL's existing casino operations, and (iii) available borrowings under the PGL Credit Facility of $19.1 million as of September 30, 2004.

         Our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries; (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds or to dispose of assets; (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) our ability to adapt to changes in the gaming industry which affect the markets in which we operate could be limited.

         Subject to the foregoing, we believe that cash and cash equivalents, cash generated from operations and available borrowings under our existing credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, and satisfy our other current debt service requirements, including interest payments on the Peninsula Gaming Notes and the OED Notes, for the next twelve months. If cash and cash equivalents on-hand or cash we are able to generate or borrow are insufficient to meet our obligations, we may have to refinance our debt or sell some or all of our assets to meet our obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks which are inherent in our financial instruments which arise from transactions entered into in the normal course of business. Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not currently utilize derivative financial instruments to hedge market risk. We also do not hold or issue derivative financial instruments for trading purposes.

         We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility. As of September 30, 2004, the Company had $25.6 million in borrowings under the PGL Credit Facility, including borrowings under the Term Loan, that have variable interest rates. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming the Company borrows the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $48.7 million), if market rates of interest on our variable rate debt increased by one percentage point, the estimated additional annual interest expense would be approximately $0.5 million.

         We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowings. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate debt borrowings as of September 30, 2004 (dollars in millions):

                                                                        Fixed
                                                                       Interest       Carrying
Description                                            Maturity          Rate           Value        Fair Value
-----------                                            --------          ----           -----        ----------
8 3/4% Senior Secured Notes of PGL                  April 15, 2012       8 3/4%      $  229.9         $  223.0*
13% Senior Secured Notes with Contingent
   Interest of OED                                  March 1, 2010           13%           6.8              6.9
Note Payable                                        October 1, 2010      4 3/4%           3.9              3.9
Note Payable                                        July 1, 2005         9 1/2%           0.3              0.4
Preferred Membership Interests - Redeemable         October 13, 2006         9%           4.0              4.0

------------------
* Represents fair value as of September 30, 2004 based on information provided by an independent investment banking firm.


ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15) as of September 30, 2004, have concluded that as of such date the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

         (b) Changes in internal controls. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   Neither we nor our subsidiaries are a party to, and none of our nor our subsidiaries' property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

   None.

Item 3.  Defaults Upon Senior Securities


   None.

Item 4.  Submission of Matters for a Vote of Security Holders


   None.

Item 5.  Other information


   None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit
Number     Description
--------   ---------------------------------------------------------------------

2.1 Certificate of Dissolution of Peninsula Gaming Corporation, dated June 17, 2004 - incorporated herein by reference to Exhibit 2.1 of the Company's Form S-4 filed July 30, 2004.

3.1A       Certificate  of  Formation  of  Peninsula   Gaming  Company,   LLC -
           incorporated herein by reference to Exhibit 3.1A of Peninsula Gaming Company, LLC's Form S-4 filed October 12, 1999. (With regard to applicable cross-references in this registration statement, Peninsula Gaming Company, LLC's Form S-4, Current, Quarterly and Annual Reports were filed with the SEC under File No. 333-88829).

3.1B Amendment to Certificate of Formation of Peninsula Gaming Company, LLC - incorporated herein by reference to Exhibit 3.1B of Peninsula Gaming Company, LLC's Form S-4 filed October 12, 1999.

3.1C Certificate of Amendment to the Certificate of Formation of Peninsula Gaming Company, LLC, dated March 10, 2004 - incorporated herein by reference to Peninsula Gaming Company, LLC's Quarterly Report on Form 10-Q filed May 14, 2004.

3.2 Amended and Restated Operating Agreement of Peninsula Gaming Company, LLC - incorporated herein by reference to Exhibit 3.2 of Peninsula Gaming Company, LLC's Form S-4 filed on October 12, 1999.

3.3A Certificate of Formation of Peninsula Casinos, LLC, dated February 27, 2004- incorporated herein by reference to Exhibit 3.3A of the Company's Form S-4 filed July 30, 2004.

3.3B Certificate of Amendment to the Certificate of Formation of Peninsula Casinos, LLC, dated March 10, 2004- incorporated herein by reference to Exhibit 3.3B of the Company's Form S-4 filed July 30, 2004.

3.4 Operating Agreement of Peninsula Gaming, LLC (formerly known as Peninsula Casinos, LLC), dated June 14, 2004- incorporated herein by reference to Exhibit 3.4 of the Company's Form S-4 filed July 30, 2004.

           Certificate of Incorporation of The Old Evangeline Downs Capital Corp., dated January 20, 2003- incorporated herein by reference to
           Exhibit 3.4 of The Old Evangeline Downs Capital Corp.'s Form S-4
3.5A filed May 28, 2003. (With regard to applicable cross-references in this registration statement, The Old Evangeline Downs Capital Corp.'s Form S-4, Current, Quarterly and Annual Reports were filed with the SEC under File No. 333-105587).

3.5B Certificate of Amendment to the Certificate of Incorporation of The Old Evangeline Downs Capital Corp., dated June 17, 2004- incorporated herein by reference to Exhibit 3.5B of the Company's Form S-4 filed July 30, 2004.

3.6 By-laws of The Old Evangeline Downs Capital Corp. - incorporated herein by reference to Exhibit 3.5 of The Old Evangeline Downs Capital Corp.'s Form S-4 filed May 28, 2003.

3.7 Amended and Restated Articles of Organization of The Old Evangeline Downs, L.L.C. (formerly The Old Evangeline Downs, L.C.), dated February 19, 2003- incorporated herein by reference to Exhibit 3.1 of The Old Evangeline Downs, L.L.C.'s Form S-4 filed May 28, 2003. (With regard to applicable cross-references in this registration statement, The Old Evangeline Downs, L.L.C.'s Form S-4 was filed with the SEC under File No. 333-105587).

3.8A Amended and Restated Operating Agreement of The Old Evangeline Downs, L.L.C., dated as of January 30, 2003- incorporated herein by reference to Exhibit 3.2 of The Old Evangeline Downs, L.L.C.'s Form S-4 filed May 28, 2003.

3.8B First Amendment to Amended and Restated Operating Agreement of The Old Evangeline Downs, L.L.C., dated as of May 21, 2003- incorporated herein by reference to Exhibit 3.3 of The Old Evangeline Downs, L.L.C.'s Form S-4 filed May 28, 2003.

4.1        Specimen  Certificate  of  Common  Stock of  Peninsula  Gaming  Corp.
           (formerly known as The Old Evangeline Downs Capital Corp.) -- incorporated herein by reference to Exhibit 4.1 of the Company's Form S-4 filed July 30, 2004.

4.2A Indenture, dated July 15, 1999, by and among Peninsula Gaming Company, LLC, Peninsula Gaming Corporation and Firstar Bank of Minnesota, N.A., as trustee - incorporated herein by reference to
           Exhibit 4.2 of Peninsula Gaming Company, LLC's Form S-4 filed October 12, 1999.

4.2B First Supplemental Indenture, dated January 14, 2002, by and among Peninsula Gaming Company, LLC and Peninsula Gaming Corporation, as Issuers, the Subsidiary Guarantors referred to therein and U.S. Bank National Association, as trustee - incorporated herein by reference to Exhibit 4.3 of Peninsula Gaming Company, LLC's Form S-4 filed October 21, 1999.

4.3A Indenture, dated February 25, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp. and U.S. Bank National Association- incorporated herein by reference to Exhibit 4.1 of The Old Evangeline Downs, L.L.C.'s Form S-4 filed May 28, 2003.

4.3B Supplemental Indenture, dated as of March 25, 2004, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp. and U.S. Bank National Association --incorporated herein by reference to Exhibit 4.3B of the Company's Form S-4 filed July 30, 2004.

4.4A Indenture, dated as of April 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association -- incorporated herein by reference to
           Exhibit 4.4A of the Company's Form S-4 filed July 30, 2004.

4.4B Supplemental Indenture among Peninsula Gaming, LLC, Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp. and U.S. Bank National Association, dated as of June 16, 2004 -- incorporated herein by reference to Exhibit 4.4B of the Company's Form S-4 filed July 30, 2004.

4.5A Registration Rights Agreement, dated April 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp., the Guarantors named therein and Jefferies & Company, Inc. -- incorporated herein by reference to
           Exhibit 4.5A of the Company's Form S-4 filed July 30, 2004.

4.5B Joinder of Peninsula Gaming, LLC, dated June 16, 2004, to the Registration Rights Agreement, dated April 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp., the Guarantors named therein and Jefferies & Company, Inc. -- incorporated herein by reference to
           Exhibit 4.5B of the Company's Form S-4 filed July 30, 2004.

4.6A Pledge and Security Agreement, dated as of April 16, 2004, among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp., OED Acquisition, LLC, Peninsula Gaming Corporation, The Old Evangeline Downs, L.L.C. and U.S. Bank National Association -- incorporated herein by reference to
           Exhibit 4.6A of the Company's Form S-4 filed July 30, 2004.

4.6B Supplement to Security Agreement by Peninsula Gaming, LLC, dated June 16, 2004 -- incorporated herein by reference to Exhibit 4.6B of the Company's Form S-4 filed July 30, 2004.

4.7 Trademark Security Agreement, dated April 16, 2004, by Diamond Jo, LLC in favor of U.S. Bank National Association -- incorporated herein by reference to Exhibit 4.7 of the Company's Form S-4 filed July 30, 2004.

4.8 Form of 8 3/4% Senior Secured Notes due 2012 -- incorporated herein by reference to Exhibit 4.8 of the Company's Form S-4 filed July 30, 2004.

4.9A Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004 -- incorporated herein by reference to Exhibit 4.9A of the Company's Form S-4 filed July 30, 2004.

4.9B Acknowledgement of Peninsula Gaming, LLC, dated June 16, 2004, to the Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004 -- incorporated herein by reference to Exhibit 4.9B of the Company's Form S-4 filed July 30, 2004.

10.1A Employment Agreement, dated July 29, 2004 by and among Natalie Schramm and Peninsula Gaming, LLC - incorporated herein by reference to Exhibit 10.1 of the Company's Form S-4 filed July 30, 2004.

10.1B Employment Agreement, dated July 14, 2004, by and among Jonathan Swain and Peninsula Gaming, LLC - incorporated herein by reference to
           Exhibit 10.1A of the Company's Form S-4 filed July 30, 2004.

10.19 Loan and Security Agreement, dated as of June 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc. - incorporated herein by reference to Exhibit 10.19 of the Company's Form S-4 filed July 30, 2004.

10.20 Guarantor Security Agreement, dated as of June 16, 2004, by and among Peninsula Gaming, LLC, The Old Evangeline Downs Capital Corp. and Wells Fargo Foothill, Inc. - incorporated herein by reference to
           Exhibit 10.20 of the Company's Form S-4 filed July 30, 2004.

10.21 Intercompany Subordination Agreement, dated as of June 16, 2004, by and among The Old Evangeline Downs, L.L.C., Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp., Peninsula Gaming, LLC and Wells Fargo Foothill, Inc. - incorporated herein by reference to Exhibit 10.21 of the Company's Form S-4 filed July 30, 2004.

10.22 Management Fees Subordination Agreement, dated as of June 16, 2004, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), OED Acquisition, LLC and Wells Fargo Foothill, Inc. - incorporated herein by reference to Exhibit 10.22 of the Company's Form S-4 filed July 30, 2004.

10.23 Post Closing Letter, dated June 16, 2004, from Wells Fargo Foothill, Inc. to The Old Evangeline Downs, L.L.C. and Diamond Jo, LLC
           (formerly known as Peninsula Gaming Company, LLC) - incorporated herein by reference to Exhibit 10.23 of the Company's Form S-4 filed July 30, 2004.

10.25 Guaranty by The Old Evangeline Downs Capital Corp. in favor of Wells Fargo Foothill, Inc., dated June 16, 2004 - incorporated herein by reference to Exhibit 10.25 of the Company's Form S-4 filed July 30, 2004.

31.1 Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2       Certification  of  Natalie  A.  Schramm,   Chief  Financial  Officer,
           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

(b)  Reports on Form 8-K

        (1) Form 8-K, filed by Diamond Jo, LLC and Peninsula Gaming Corp., April 19, 2004.

            Item 7(c). Exhibits. Item 9.Regulation FD Disclosure. Press release, dated April 16, 2004, announcing.(i) the issuance by Diamond Jo, LLC's $233 million aggregate principal amount of 8 3/4% Senior Secured Notes due 2012, (ii) Diamond Jo, LLC's election to redeem all of its 12 1/4% Senior Secured Notes due 2006, and (iii) the purchase by The Old Evangeline Downs, LLC ("OED") for cash of $116,290,000 aggregate principal amount of its 13% Senior Secured Notes due 2010 tendered in its tender offer commenced on March 9, 2004.

        (2) Form 8-K, filed by Diamond Jo, LLC and Peninsula Gaming Corp. (formerly known as The Old Evangeline Downs Capital Corp.), May 13 2004.

            Item 7.  Financial  Statements and Exhibits.  Item 9.  Regulation FD
            Disclosure. Press release, dated May 13, 2004, announcing the financial results of Diamond Jo, LLC for the quarter ended March 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on August 16, 2004.

                                         PENINSULA GAMING, LLC

                                         By: /s/ M. Brent Stevens
                                            --------------------------
                                             M. Brent Stevens
                                             Chief Executive Officer

                                         By: /s/ Jonathan Swain
                                            --------------------------
                                             Jonathan Swain
                                             Chief Operating Officer

                                         By: /s/ Natalie A. Schramm
                                            --------------------------
                                             Natalie A. Schramm
                                             Chief Financial Officer

                                         ENINSULA GAMING CORP.

                                         By: /s/ M. Brent Stevens
                                            --------------------------
                                             M. Brent Stevens
                                             Chief Executive Officer

                                         By: /s/ Natalie A. Schramm
                                            --------------------------
                                             Natalie A. Schramm
                                             Chief Financial Officer

                                         DIAMOND JO, LLC

                                         By: /s/ M. Brent Stevens
                                            --------------------------
                                             M. Brent Stevens
                                             Chief Executive Officer

                                         By: /s/ Jonathan Swain
                                            --------------------------
                                             Jonathan Swain
                                             Chief Operating Officer

                                         By: /s/ Natalie A. Schramm
                                            --------------------------
                                             Natalie A. Schramm
                                             Chief Financial Officer

                                         THE OLD EVANGELINE DOWNS, L.L.C.

                                         By: /s/ M. Brent Stevens
                                            --------------------------
                                             M. Brent Stevens
                                             Chief Executive Officer

                                         By: /s/ Jonathan Swain
                                             Jonathan Swain
                                             Chief Operating Officer

                                         By: /s/ Natalie A. Schramm
                                            --------------------------
                                             Natalie A. Schramm
                                             Chief Financial Officer