Form 10-K
period 2005-12-31
PENINSULA GAMING CORP.; DIAMOND JO, LLC; Peninsula Gaming, LLC
filed 2006-03-31
CIK 1235662, 1095997, 1299109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-88829

Diamond Jo, LLC	Peninsula Gaming, LLC	Peninsula Gaming Corp.
(Exact name of registrants as specified in their charter)	(Exact name of registrants as specified in their charter)	(Exact name of registrants as specified in their charter)

Delaware	Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

42-1483875	20-0800583	25-1902805
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

3rd Street Ice Harbor, PO Box 1750
Dubuque, Iowa 52001
(563) 690-2100
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

All of the common equity interests of Peninsula Gaming, LLC (the “Company”) are held by Peninsula Gaming Partners, LLC. All of the common equity interests of Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Diamond Jo Worth Holdings, LLC and Peninsula Gaming Corp. are held by the Company. All of the common equity interests of Diamond Jo Worth, LLC and Diamond Jo Worth Corp. are held by Diamond Jo Worth Holdings, LLC.

i

PART I

ITEM 1.                                                   BUSINESS

General

Peninsula Gaming, LLC, a Delaware limited liability company (“PGL” or the “Company”), is a holding company with no independent operations whose sole assets are its equity interests in its wholly owned subsidiaries. PGL’s subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“OED”), that owns and operates the Evangeline Downs Racetrack and Casino, “racino”, in St. Landry Parish, Louisiana, and five off-track betting (“OTB”) parlors in Louisiana; (iii) Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”); and (iv) Peninsula Gaming Corp., a Delaware limited liability company (“PGC”) with no assets or operations. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).

DJWH is a holding company with no independent operations whose sole assets are its equity interests in its wholly owned subsidiaries. DJWH’s subsidiaries consist of: (i) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), which owns a gaming license in the State of Iowa and is currently constructing a new casino in Worth County, Iowa which is scheduled to open to the public in April 2006; and (ii) Diamond Jo Worth Corp., a Delaware limited liability company (“DJWC”) with no assets or operations.

As used herein, the terms “we”, “us”, “our”, or the “Company” refers to, collectively, PGL, DJL and OED and their respective subsidiaries unless the context indicates otherwise.

We currently operate three reportable segments: (1) DJL operations, consisting of the Diamond Jo riverboat casino in Dubuque, Iowa, (2) OED operations, consisting of the casino, racetrack and OTBs operated by OED in Louisiana and (3) DJW operations, consisting of start-up gaming operations in Northwood, Iowa. See Note 13 to the consolidated financial statements for financial information about our segments.

Our address is 3rd Street Ice Harbor, PO Box 1750, Dubuque, Iowa, 52004-1750 and our telephone number is (563) 690-2100. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, filed by us with the Securities and Exchange Commission (“SEC”), are available on the SEC’s website at http://www.sec.gov.

Business

Diamond Jo. The Diamond Jo operates from the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa and is accessible from each of the major highways in the area. The Diamond Jo is a three-story, approximately 48,000 square foot riverboat casino, replicating a classic 19th century paddlewheel riverboat. The Diamond Jo has an approved capacity for 1,394 patrons, features a spacious two-story atrium and a 44-seat capacity deli and offers 777 slot machines and 19 table games on approximately 19,000 square feet of gaming space. Adjacent to the Diamond Jo is a two-story, approximately 36,000 square foot dockside pavilion, featuring our 142-seat capacity Lighthouse Grill restaurant, our 140-seat capacity High Steaks restaurant, our 25-seat capacity Club Wild players lounge and our 205-seat capacity Harbor View Room, a full service banquet facility. Approximately 1,200 convenient parking spaces are available to our patrons and we offer valet parking. The Diamond Jo is open seven days a week and functions primarily as a dockside riverboat with continuous boarding and no cruising requirements.

Evangeline Downs. The Evangeline Downs Racetrack and Casino located in Opelousas, Louisiana. This facility has a Southern Louisiana Cajun roadhouse theme on the exterior, with a complementary regional Acadian atmosphere on the interior. The racino currently includes a casino with 1,627 slot machines, parking spaces for approximately 2,229 cars, 60 semis and 5 buses, and several dining options. Our dining options include a 312-seat Cajun Buffet, a 104-seat fine dining Blackberry’s restaurant, a 92-seat Lagniappe food court, a 95-seat Café 24/7 café and a 202-seat Mojos sports bar with an additional 98-seat screened patio, in addition to a raised bar and lounge area with 120 seats, known as Zydeco’s, occupying the center of our casino floor. We recently completed construction of a one-mile dirt track, stables for 980 horses, a grandstand and clubhouse with seating for 1,295 patrons, and apron and patio space for an additional 3,000 patrons. OED is open twenty-four hours per day, seven days per week.

OTBs.  We currently operate five OTBs; one in Port Allen, Louisiana; one in New Iberia; Louisiana, one in

Henderson, Louisiana; one in Alexandria, Louisiana; and one in Eunice, Louisiana which opened on February 17, 2006.  Each of these OTBs offers simulcast pari-mutuel wagering seven days a week and is equipped to serve alcoholic and non-alcoholic beverages and food. The Port Allen OTB is located immediately off Interstate 10, across the Mississippi river from Baton Rouge. The two-story Port Allen facility offers off-track betting, 83 video poker machines, a newly renovated bar, a cafe and a VIP lounge. The New Iberia OTB, located on U.S. Highway 182, approximately 20 miles outside Lafayette, Louisiana, offers off-track betting and a limited food offering. The Henderson OTB, which opened on May 14, 2005, seats 60 OTB patrons and features a restaurant and a full service bar. State approval for a 40 machine video poker operation at the Henderson facility is pending.  The Alexandria facility, which opened on October 1, 2005, seats 120 OTB patrons in the main room, with over 30 monitors including plasma screens for nationwide OTB capabilities, as well as a restaurant and a full service bar.  The Alexandria facility also offers a private Platinum Club room, allowing our high end players comfortable surroundings and drink and food specials to enhance their OTB experience.  The Eunice facility offers, a restaurant, full service bar and private parking for the patrons and is currently awaiting regulatory approval to install and over 60 video poker machines.  Under Louisiana’s racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of our Evangeline Downs racetrack which effectively gives us the exclusive right, at our option, to operate OTBs within a 55-mile radius of our horse racetrack, provided that such OTB is not also within a 55-mile radius of another horse racetrack.

Diamond Jo Worth. On May 11, 2005, the Iowa Racing and Gaming Commission granted us a gaming license to operate an excursion gambling boat in Northwood, Iowa. Northwood is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. Our approximately 35-acre casino site is located approximately equidistant from Minneapolis, Minnesota and Des Moines, Iowa. We are currently in the process of developing the casino, which is situated across from the “Top of Iowa” welcome center at the intersection of Interstate 35 and Highway 105. The exterior design of Diamond Jo Worth is being constructed to incorporate a regional gristmill and riverboat theme, with a complementary riverside docking facility atmosphere on the interior. The Diamond Jo Worth casino will have approximately 511 slot machines, 15 table games and 5 poker tables, parking spaces for approximately 600 vehicles, several dining options, including a 150 seat coffee shop and two fast food dining outlets, and a 100-room hotel development adjacent to the casino. The Diamond Jo Worth is scheduled to open to the public in April 2006 and will be open seven days a week.

Competition

All of our gaming properties face competition from other gaming operations. The decision to visit one of our properties over that of a competitor is influenced by a number of factors including, but not limited to, customer service, slot machine payouts, slot loyalty programs and convenience. In addition, our competitors may offer amenities that our properties may not have. Our competitors may also have less debt than we do, which may allow them to be able to react more quickly than we can to changes in their gaming market and the gaming industry.

Diamond Jo. The Diamond Jo’s principal competition is the only other licensed gaming facility in Dubuque, the Dubuque Greyhound Park (the “DGP”). The DGP is located approximately three miles north of the Port of Dubuque and offers slot machines, live and simulcast greyhound racing and, on a limited basis, simulcast horse racing. In May 2005, DGP expanded its facility to include 1,000 slot machines. In March 2006, DGP added 16 table games and 4 poker tables and in February replaced 82 slot machines with video poker. In addition, a group of private investors opened a hotel adjacent to the DGP in October 2005. The DGP is owned and operated by the Dubuque Racing Association, or DRA. As a not-for-profit organization, the DRA distributes a percentage of its cash flow to the City of Dubuque and local charities.

Riverboat gaming licenses in the State of Iowa are granted to not-for-profit “qualified sponsoring organizations” and can be issued jointly to a not-for-profit qualified sponsoring organization and a boat operator. The granting of new licenses requires regulatory approval, which includes, among other things, satisfactory feasibility studies. The DRA is the not-for-profit qualified sponsoring organization that, pursuant to a contract between the parties, holds the excursion riverboat gaming license together with us as the boat operator.

The Iowa Racing and Gaming Commission recently rescinded its rule limiting riverboat gaming licenses in Iowa and in May 2005 granted 4 new gaming licenses (including ours in Worth County). The closest of these licensees to the Diamond Jo is one located in Waterloo, Iowa. As this location is over 100 miles away from the Diamond Jo, we believe that the opening of this facility, which is scheduled for 2007, will not have a significant impact on our Dubuque operations. A rule still exists that prohibits existing licensees from increasing the number of gaming positions at their gaming facilities without prior Iowa Racing and Gaming Commission approval.

The Dubuque gaming market borders other neighboring gaming markets, including:

(1)                                  Elgin and Aurora, Illinois to the east;

(2)                                  Marquette, Iowa and Native American gaming in Wisconsin and Minnesota to the north;

(3)                                  Des Moines, Iowa and Native American gaming in Tama, Iowa to the west; and

(4)                                  Clinton, Iowa and the Quad Cities (Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois) to the south.

We believe that the Diamond Jo competes only indirectly with gaming facilities in these neighboring markets. Illinois enacted legislation providing for dockside gaming in 1999. Illinois limits the number of dockside gaming licenses to ten. Nine of the ten licenses have already been issued. The tenth license is currently pending.

Evangeline Downs. The nearest competitor to Evangeline Downs is a Native American casino located approximately 50 miles to the north of the racino, including several miles off the highway in Marksville, Louisiana. Beyond that, patrons in Lafayette need to drive approximately 50 miles to reach riverboat casinos in Baton Rouge and approximately 70 miles to reach riverboat casinos in Lake Charles and a Native American casino in Kinder. Because our competition in Marksville is situated more than 20 miles off the highway, we believe that patrons of the Marksville casino may find the ease of highway access to our racino more convenient.

Louisiana law currently places limitations on the number and types of gaming facilities that may operate in the state. Currently, there are only four horse racetracks in Louisiana with licenses to conduct live racing. Under the Pari-Mutuel Act, each of the four horse racetracks (including our racino) is permitted to install slot machines at its facilities. The horse racetrack nearest to the racino site that is allowed to have gaming operations is located in Vinton, Louisiana, near Lake Charles, which is over 100 miles away from the racino. In addition, current Louisiana law permits only 15 riverboat gaming licenses, all of which have currently been awarded. Also, under current Louisiana law, the only non-Native American land-based casino permitted to operate in the state is the land-based casino currently operating in New Orleans, over 100 miles from Lafayette. Native American gaming facilities operate pursuant to compacts with the State of Louisiana. There currently are only four federally-recognized Native American tribes in Louisiana and only three Native American casinos currently operating in Louisiana, the closest being in Marksville, which is approximately 50 miles from the racino site. The fourth tribe, which to our knowledge currently does not have a compact with the State of Louisiana, has proposed to develop a casino in DeSoto Parish, over 150 miles from the racino.

In August 2005 hurricane Katrina hit southern Louisiana causing much of the New Orleans and surrounding area’s population to move north toward Lafayette. In September 2005, hurricane Rita hit southwest Louisiana and caused the closure of many of Evangeline Downs’ competitors. This surge in local population, coupled with the temporary reduction in competition, helped improve operations at Evangeline Downs during the fourth quarter of 2005 and gave Evangeline Downs the opportunity to generate new customers and grow its player database of new customers to whom we can market.

Diamond Jo Worth. We expect our primary competition at the new Diamond Jo Worth casino, which is scheduled to open in April 2006, to be from the Native American gaming operations in Minnesota, the closest being approximately 125 miles from the Diamond Jo Worth casino.. In addition, a competitor is planning to commence operations of a new casino in Emmetsburg, Iowa, approximately 90 miles from the casino. The closest casino facility is located approximately 80 miles from our casino site.

Employees

We maintain a staff of approximately 325 to 375 full-time equivalent employees at the Diamond Jo and staff of approximately 600 to 675 full-time equivalent employees at Evangeline Downs, depending upon the time of the year. In addition, we are anticipating maintaining a staff of approximately 275 to 325 full-time equivalent employees at DJW. None of our employees are covered by a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage, and believe we maintain good relations with our employees.

Regulatory Matters

We and our subsidiaries are subject to regulation by the State of Iowa, the State of Louisiana, and, to a lesser extent, by federal law. We and our subsidiaries are subject to regulations that apply specifically to live racing facilities and the gaming and pari-mutuel industry, in addition to regulations applicable to businesses generally. Our racino is subject to the Pari-Mutuel Act and the Louisiana Horse Racing Act. Laws and regulations applicable to our current racetrack and our racino are administered by the Louisiana State Gaming Control Board and the Louisiana State Racing Commission. Legislative or

administrative changes in applicable legal requirements, including legislation to prohibit casino gaming, have been proposed in the past. It is possible that the applicable requirements to operate an Iowa or Louisiana gaming facility will become more stringent and burdensome, and that taxes, fees and expenses may increase. It is also possible that the number of authorized gaming licenses in Iowa or Louisiana may increase, which would intensify the competition that we face. Our failure to comply with detailed regulatory requirements may be grounds for the suspension or revocation of one or more of our respective licenses which would have a material adverse effect on our respective businesses.

Iowa Riverboat Gaming Regulation

Our Diamond Jo and Diamond Jo Worth operations are subject to Chapter 99F of the Iowa Code and the regulations promulgated under that Chapter and the licensing and regulatory control of the Iowa Racing and Gaming Commission. Our license is subject to annual renewal.

Under Iowa law, the legal age for gaming is 21, and wagering on a “gambling game” is legal when conducted by a licensee on an “excursion gambling boat.” An “excursion gambling boat” is an excursion boat or moored barge and a “gambling game” is any game of chance authorized by the Iowa Racing and Gaming Commission. Permanent dockside casino gaming was recently authorized by the Iowa Legislature.

The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” A “qualified sponsoring organization” is defined as a nonprofit corporation organized under Iowa law, whether or not exempt from federal taxation, or a person or association that can show to the satisfaction of the Iowa Racing and Gaming Commission that the person or association is eligible for exemption from federal income taxation under Sections 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal Revenue Code. Such nonprofit corporation may operate the riverboat itself, or it may enter into an agreement with another boat operator to operate the riverboat on its behalf. A boat operator must be approved and licensed by the Iowa Racing and Gaming Commission. DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and has served as the “qualified sponsoring organization” of the Diamond Jo since March 18, 1993. DRA subsequently entered into the DRA Operating Agreement with Greater Dubuque Riverboat Entertainment Company, the previous owner and operator of the Diamond Jo, authorizing Greater Dubuque Riverboat Entertainment Company to operate riverboat gaming operations in Dubuque. The DRA Operating Agreement was approved by the Iowa Racing and Gaming Commission on March 18, 1993. The term of the DRA Operating Agreement expires on December 31, 2018. We assumed the rights and obligations of Greater Dubuque Riverboat Entertainment Company under the DRA Operating Agreement.

During 2005, DJL entered into an amendment to its operating agreement under the joint gambling license (the “Amended DRA Operating Agreement”) with the DRA. The Amended DRA Operating Agreement provides for, among other things, the following:

•                  The DRA is authorized to install up to 1,000 slot machines and add up to 20 table games at DGP.

•                  Extension of the operating agreement through December 31, 2018.

•                  From the date that DGP commences operation of table games and continuing until December 31, 2008, DRA shall pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions.

•                  DJL will continue to pay to DRA the sum of $.50 for each patron admitted on the boat through 2008. During 2005, 2004 and 2003, these payments approximated $0.5 million. Commencing January 1, 2009, DJL shall pay to DRA 3% of DJL’s adjusted gross receipts. If however, DJL elects to move its operations to a barge facility, upon commencement of operations as a barge facility, DJL will be required to pay to DRA 4.5% of DJL’s adjusted gross receipts.

In a separate agreement with the City of Dubuque, we extended our leases for real property, including various parking lots around the casino, through December 2018.

The Worth County Development Authority (“WCDA”), a not-for-profit corporation organized on July 14, 2003 for the purpose of serving as a qualified sponsoring organization for a gaming license to be held in Worth County, Iowa. DJW and WCDA entered into an amended and restated operator’s agreement (“WCDA Operating Agreement”) which, among other things, entitles DJW to own and operate an excursion gambling boat in Worth County, Iowa. WCDA as the “qualified sponsoring organization” for DJW receives 5.76% of DJW’s adjusted gross receipts. The WCDA Operating Agreement expires on March 31, 2015 which is subject to automatic three year renewal periods.

Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming. The electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming on May 17, 1994 by referendum, including gaming conducted by the Diamond Jo. The electorate of Worth County, Iowa, approved gaming on June 24, 2003 by referendum, including gaming conducted by Diamond Jo Worth, with 75% of the electorate voting in favor. In addition, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such a referendum took place for Diamond Jo on November 5, 2002 with 79% of the electorate voting on the proposition favoring continued gaming on riverboats in Dubuque County. The next referendum is scheduled for 2010. If any reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier non-renewal or revocation under Iowa law and regulations applicable to all licenses.

Proposals to amend or supplement Iowa’s gaming statutes are frequently introduced in the Iowa state legislature. In addition, the state legislature sometimes considers proposals to amend or repeal Iowa law and regulations, which could effectively prohibit riverboat gaming in the State of Iowa, limit the expansion of existing operations or otherwise affect our operations. Although we do not believe that a prohibition of riverboat gaming in Iowa is likely, we can give no assurance that changes in Iowa gaming laws will not occur or that the changes will not have a material adverse effect on our business.

Substantially all of the DJL’s and DJW’s material transactions are subject to review and approval by the Iowa Racing and Gaming Commission. All contracts or business arrangements, verbal or written, with any related party or in which the term exceeds three years or the total value of the contract exceeds $100,000 are agreements that qualify for submission to and approval by the Iowa Racing and Gaming Commission subject to certain limited exceptions. The agreement must be submitted within 30 days of execution and approval must be obtained prior to implementation unless the agreement contains a written clause stating that the agreement is subject to commission approval. Additionally, contracts negotiated between the Diamond Jo or Diamond Jo Worth and a related party must be accompanied by economic and qualitative justification.

We must submit detailed financial, operating and other reports to the Iowa Racing and Gaming Commission. We must file weekly gaming reports indicating adjusted gross receipts received from gambling games. Additionally, we must file annual financial statements covering all financial activities related to our operations for each fiscal year. We must also keep detailed records regarding our equity structure and owners.

Iowa has a graduated wagering tax on riverboat gambling equal to 5% of the first one million dollars of adjusted gross receipts, 10% on the next two million dollars of adjusted gross receipts and 22% on adjusted gross receipts of more than three million dollars. In addition, Iowa riverboats share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa. For the fiscal year ended December 31, 2005, our share of such expenses was approximately $604,000. Further, the DJL pays to the City of Dubuque a fee equal to $.50 per passenger.

In accordance with legislation passed in 2004, all excursion gambling boat licensees, including DJL, were assessed an amount based on the licensee’s adjusted gross receipts to be deposited into the Rebuild Iowa Infrastructure Fund. DJL’s total assessment is $2.1 million, which is to be paid in two equal payments of $1.05 million on June 1, 2005 and June 1, 2006. DJL made its first payment in May 2005 and recorded the payment as a long term deposit on its consolidated balance sheet. Beginning in July 2010, the Company may offset gaming taxes in an amount equal to 20% of the total assessment in each of the succeeding five fiscal years thereafter. DJW was not included in this assessment as they did not have a license at the time of the assessment.

In connection with obtaining its gaming license, DJW is required to pay under an executory agreement a license fee of $5.0 million due in five annual installments of $1.0 million. DJW paid the first $1.0 million installment in June 2005 with the remaining installments due in May 2006 and each May thereafter through 2009.

If the Iowa Racing and Gaming Commission decides that a gaming law or regulation has been violated, the Iowa Racing and Gaming Commission has the power to assess fines, revoke or suspend licenses or to take any other action as may be reasonable or appropriate to enforce the gaming rules and regulations. In addition, renewal is subject to, among other things, continued satisfaction of suitability requirements.

We are required to notify the Iowa Racing and Gaming Commission as to the identity of, and may be required to submit background information regarding, each director, corporate officer and owner, partner, joint venture, trustee or any other person who has a beneficial interest of five percent or more, direct or indirect, in DJL or DJW. The Iowa Racing and Gaming Commission may also request that we provide them with a list of persons holding beneficial ownership interests in DJL or DJW of less than five percent. For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The Iowa Racing and Gaming Commission may limit, make conditional, suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest is found to be ineligible as a result of want of character, moral fitness, financial responsibility, or professional qualifications or due to failure to meet other criteria employed by the Iowa Racing and Gaming Commission.

If any gaming authority, including the Iowa Racing and Gaming Commission, requires any person, including a holder of record or beneficial owner of securities, to be licensed, qualified or found suitable, the person must apply for a license, qualification or finding of suitability within the time period specified by the gaming authority. The person would be required to pay all costs of obtaining the license, qualification or finding of suitability. If a holder of record or beneficial owner of any of the Company’s 8 3/4% senior secured notes due 2012 (the “Peninsula Gaming Notes”), DJW’s 11% senior secured notes due 2012 (the “DJW Notes”), or any membership interest in PGL, PGP, DJL or DJW is required to be licensed, qualified or found suitable and is not licensed, qualified or found suitable by such gaming authority within the applicable time period, the Peninsula Gaming Notes, DJW Notes, or membership interests, as the case may be, would be subject to regulatory redemption procedures.

The Horse Racing Act and The Pari-Mutuel Act

The Horse Racing Act has been in effect since 1968 and is the basis for the current statutory scheme regulating live and off-track betting for horse racing. The Horse Racing Act states, among other things, that certain policies of Louisiana with respect to horse racing are to: (i) encourage the development of the business of horse racing with pari-mutuel wagering on a high plane; (ii) encourage the development of the breeding and ownership of race horses; (iii) regulate the business of horse racing by licensed horse racing tracks in the state and to provide the orderly conduct of racing; (iv) provide financial assistance to encourage the business of racing horses; and (iv) provide a program for the regulation, ownership, possession, licensing, keeping and inoculation of horses.

The Pari-Mutuel Act became effective on July 9, 1997 and provides for numerous controls and supervision over the operation of slot facilities and requires us to comply with complex and extensive requirements. Failure to adhere to these statutes and regulations will result in serious disciplinary action against us, including monetary fines and suspension or revocation of our licenses.

The Pari-Mutuel Act allows only one facility in each of St. Landry Parish, Bossier Parish, Calcasieu Parish and Orleans Parish to be licensed to operate slot machines at a live horse racing facility. OED is presently the only “eligible facility” in St. Landry Parish under the Pari-Mutuel Act. The Pari-Mutuel Act requires (among other things) that two conditions be met prior to the opening and operation of a slot machine casino at a live racing venue. First, a parish-wide election must approve the operation. In 1997, voters in St. Landry Parish voted to approve the slot machine casino at the racino site. Secondly, the Pari-Mutuel Act requires that an appropriate tax be levied on the slot machine operation. In 2000, an 18.5% license tax was levied upon taxable net slot machine proceeds. Therefore, we believe that both of the conditions required by the Pari-Mutuel Act have been met with respect to the racino at our site in Opelousas within St. Landry Parish.

The Pari-Mutuel Act also provides that the “designated gaming space” in any eligible facility cannot exceed 15,000 square feet, that the licensee will not allow underage gaming and that notice of toll-free telephone assistance for compulsive gamblers will be posted at the facility. OED currently complies with these requirements.

The Pari-Mutuel Act requires that licensees supplement horse racing purses and pay certain other fees from slot machine proceeds. The Pari-Mutuel Act also levies taxes on the net slot machine proceeds. Licensees must pay 15% of gross slot machine proceeds to supplement purses at their facilities, pay 2% to the Louisiana Thoroughbred Breeders Association and also pay 1% to the Louisiana Quarter Horse Breeders Association. In addition to these payments, we will pay 18.5% of the net slot machine proceeds (net of the payments described above) as state taxes and 4% as local taxes. The effective rate of total taxes and fees is therefore approximately 36.5% of our adjusted gross slot revenue. Additionally, we also pay $0.25 for each patron who attends a live race at our horse racetrack, enters the racino during non-racing season, from the hours of noon to midnight, Thursday through Monday, or enters any one of our OTBs.

To remain an “eligible facility” under the Pari-Mutuel Act, each year we must, among other things, have a minimum of 80 live racing days in a consecutive 20-week period.

The Louisiana State Gaming Control Board

In 1996, Louisiana created the Louisiana Gaming Control Board, which was granted all of the regulatory authority, control and jurisdiction to license and monitor gaming facilities in Louisiana, including our racino. To receive a gaming license an applicant and its management must apply to the Louisiana Gaming Control Board and be investigated by the Louisiana State Police prior to licensing. The Louisiana Gaming Control Board and Louisiana State Police must determine that the applicant is suitable to conduct the gaming operations, including that the applicant (and its owners, officers, directors and key employees) is of good character, honesty and integrity, that its prior activities, reputation and associations pose no threat to the public interest or to the effective regulation of the industry and that the applicant is capable of conducting the operation of the slot machine facility. The Louisiana Gaming Control Board must also determine that the applicant has adequate financing from a source suitable and acceptable to the Louisiana Gaming Control Board.

The applicant for a gaming license, its directors, officers, key personnel, partners, and persons holding a 5% or greater equity or economic interest in the applicant will be required to be found suitable by the Louisiana Gaming Control Board. To receive a license the applicant must file an extensive application with the Louisiana Gaming Control Board, disclosing personal, financial, criminal, business and other information. The applicant is required to pay all costs of investigation. An application for a finding of suitability of a person may be denied for any cause deemed reasonable by the Louisiana Gaming Control Board. Any other person who is found to have a material relationship to or a material involvement with a gaming company also may be required to be investigated in order to be found suitable or be licensed as a business associate of an applicant. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of a gaming company may be deemed to have such a relationship or involvement.

If the Louisiana Gaming Control Board were to find a director, officer or key employee of an applicant unsuitable for licensing purposes or unsuitable to continue having a relationship with an applicant, the applicant would have to dismiss and sever all relationships with such person. The applicant would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a gaming employee permit which may be revoked upon the occurrence of certain specified events.

An applicant must also demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by the laws and regulations in the State of Louisiana. Additionally, the applicant must submit plans and specifications of the gaming premises specifying the layout and design of the gaming space. Proof of tax compliance, both state and federal, is also required. This submission is followed by a thorough investigation by the regulatory authorities of the applicant, its business probity, the premises and other matters. An application for any gaming license, approval or finding of suitability may be denied for any cause that the regulatory authorities deem reasonable.

We received our gaming license to operate slot machines at our racino from the Louisiana Gaming Control Board on January 21, 2003. Our license has a term of five years and is renewable for succeeding five year periods upon application for such renewal. The Louisiana Gaming Control Board retains absolute discretion over the right to renew our license upon the termination of its initial term.

OED’s gaming license authorizes the use of 15,000 square feet of designated gaming space. OED submitted for approval its current layout for the casino, which incorporates 1,627 slot machines. OED’s layout was approved based on the type of machines, which were all upright machines. Should OED change the manufacturer, type and/or design of its slot machines, it must once again seek and obtain approval of both the Louisiana State Police and go before the Louisiana Gaming Control Board to obtain approval for the new machines. Once any new machines are installed, they must be inspected by regulators and tested prior to the approval of their operation. The moving of the machines within the approved gaming area also requires the approval of the Louisiana State Police with oversight of the Louisiana Gaming Control Board.

To maintain our gaming license, each year we must remain an “eligible facility” under the Pari-Mutuel Act. This means that we must, among other things, have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the new horse racetrack and must be a licensed racing association.

Although we have obtained our license to conduct slot machine operations, we continue to be subject to ongoing monitoring and compliance requirements by the Louisiana Gaming Control Board and the Louisiana State Police. We have obtained from the Louisiana Gaming Control Board a video draw poker establishment license and owner device license. The video draw poker establishment license allows us to operate video draw poker devices at our approved OTB locations but not the racino, and the owner device license allows us to own those machines. Regulations require us to comply with rigorous accounting and operating procedures, including the submission of detailed financial and operating reports. Our accounting records must include accurate, complete and permanent records of all transactions pertaining to revenue. Detailed ownership records must be kept on site available for inspection. All records must be retained for a period of five years. Audited financial statements are required to be submitted to the Louisiana State Police. Internal controls have been approved and in place beginning the first day of operation. These controls include handling of cash, tips and gratuities, slot operations, and count room procedures and management information systems. Each licensed facility is required by the Louisiana Gaming Control Board to maintain cash or cash equivalent amounts on site sufficient to protect patrons against defaults in gaming debts owed by the licensee. In addition, licensees are subject to currency transaction reporting regulations.

We must also strictly comply with mandated operating procedures and supply detailed reports disclosing such compliance. Regulation of a casino’s methods of operations is extensive and will include substantially all aspects of our casino operation. Operating procedures that are subject to regulation include slot machine maintenance and operation, cash management and cash procedures, cage procedures, drop procedures, regulation of weapons in the casino, parking, access to the premises and records by regulators, gaming credit and advertising, surveillance and security standards, safeguards against underage gambling, compulsive gambling programs, physical layout and progressive jackpots.

The Louisiana Gaming Control Board retains the power to suspend, revoke, condition, limit or restrict our license to conduct slot machine operations as a sanction for violating licensing terms or for any cause they deem reasonable. In addition, monetary fines for violations may be levied against us, and our gaming operation revenues may be forfeited to the state under certain circumstances. Initial enforcement actions against a licensee are brought by the Louisiana State Police and are heard before an administrative law judge to whom the Louisiana Gaming Control Board has delegated decision making power. Either party may appeal the ruling of the administrative law judge before the full Louisiana Gaming Control Board. Either party may further appeal the ruling of the Louisiana Gaming Control Board in state court. The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the regulatory authorities and may be amended. Any changes in such laws or regulations, or their current interpretations, could have a material adverse effect on our business, financial condition, results of operations and ability to meet our payment obligations under the Peninsula Gaming Notes and our other indebtedness.

The Louisiana Gaming Control Board has broad regulatory power over securities issuances and incurrence of indebtedness by gaming facilities. Substantially all loans, leases, private sales of securities, extensions of credit, refinancings and similar financing transactions entered into by a licensee must be approved by the Louisiana Gaming Control Board. Pursuant to a letter dated January 31, 2003, the Louisiana Gaming Control Board exempted the Peninsula Gaming Notes offering from any requirement for prior approval by the Louisiana Gaming Control Board. However, at any time, any holder of the Peninsula Gaming Notes may be called before the Louisiana Gaming Control Board to undergo a suitability investigation in the event the Louisiana Gaming Control Board determines that such holder exercises a material influence over us or our operations.

At any time the Louisiana Gaming Control Board may investigate and require the finding of suitability of any shareholder or beneficial shareholder (and if the shareholder is a corporate or partnership entity, then the shareholders or partners of the entity), officer, partner, member, manager or director of a licensee if the Louisiana Gaming Control Board believes such holder exercises a material influence over the licensee. Furthermore, all holders of more than a 5% interest in the licensee, or proposed purchasers of more than a 5% interest are automatically investigated and are required to submit to suitability requirements of the Louisiana Gaming Control Board. Any sale or transfer of more than a 5% interest in any gaming licensee is subject to the approval of the Louisiana Gaming Control Board.

If the Louisiana Gaming Control Board finds that any security holder or proposed security holder, including a holder of our debt securities or the debt securities of our subsidiaries, is not qualified pursuant to existing laws, rules and regulations, and if as a result it determines that the licensee is no longer qualified to continue as a licensee, it can propose action necessary to protect the public interest, including the suspension or revocation of a license or permit. It may also issue, under penalty of revocation of license, a condition of disqualification naming the person and declaring that such person may not (a) receive dividends or interest on securities of the licensee, (b) exercise any right conferred by securities of the licensee, (c) receive remuneration or any other economic benefit from the licensee or (d) continue in an ownership or economic interest in the licensee or remain as a director, partner, officer, or manager of the licensee. A security issued by a licensee must generally disclose these restrictions.

Louisiana State Racing Commission

Pari-mutuel betting and the conducting of live horse race meets in Louisiana are strictly regulated by the Louisiana State Racing Commission, which was created pursuant to the Horse Racing Act. The Louisiana Racing Commission is comprised of ten members. In order to be approved to conduct a live race meet and to operate pari-mutuel wagering (including off-track betting), an applicant must show, among other things: (i) racing experience; (ii) financial qualifications; (iii) moral and financial qualifications of applicant and applicant’s partners, officers and officials; (iv) the expected effect on the breeding and horse industry; and (v) the expected effect on the State’s economy.

In 2000, we received from the Louisiana State Racing Commission a license to conduct live race meets and to operate pari-mutuel wagering at our prior facility. The initial term of this license is ten years subject to renewal in 2010. On December 19, 2002, we received approval to transfer our operations under our license from Lafayette Parish to St. Landry Parish upon completion of our new horse racetrack. As a condition to the approval of our racing license, we are required to offer pari-mutuel wagering in the defined casino gaming space at the time we begin conducting slot machine gaming. Our racino includes monitors and other equipment to facilitate live and simulcast wagering within the casino area in compliance with this condition.

The Louisiana State Racing Commission promulgates rules, regulations and conditions for the holding, conducting and operating of all racetracks in the state. Failure to adhere to these regulations may result in substantial fines or the suspension or revocation of our racing license. A revocation or suspension of the racing license would, in turn, result in the revocation or suspension of our gaming license to conduct slot machine operations. Any alteration in the regulation of these activities could have a material adverse effect on our operations.

Federal Regulation of Slot Machines

We are required to make annual filings with the United States Attorney General in connection with the sale, distribution or operation of slot machines. We are currently in compliance with such filing requirements.

Potential Changes in Tax and Regulatory Requirements

In the past, federal and state legislators and officials have proposed changes in tax law, or in the administration of the laws, affecting the gaming industry. Regulatory commissions and state legislatures sometimes consider limitations on the expansion of gaming in jurisdictions where we operate and other changes in gaming laws and regulations. Proposals at the national level have included a federal gaming tax and limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. It is not possible to determine with certainty the likelihood of possible changes in tax or other laws or in the administration of the laws. The changes, if adopted, could have a material adverse effect on our financial results.

Liquor Regulations

The sale of alcoholic beverages by us in Iowa is subject to the licensing, control and regulation by liquor agencies, which include the City of Dubuque, City of Northwood and the Alcohol Beverage Control Division of the Iowa Department of Commerce. The applicable Iowa liquor laws allow the sale of liquor during legal hours which are Monday through Saturday from 6 a.m. to 2 a.m. the next day and Sunday from 8 a.m. to 2 a.m. on Monday. Subject to few exceptions, all persons who have a financial interest in us, by ownership, loan or otherwise, must be disclosed in an application filed with, and are subject to investigation by, Iowa’s liquor agencies. Persons who have a direct or indirect interest in any Iowa liquor license, other than hotel or restaurant liquor licenses, may be prohibited from purchasing or holding our Peninsula Gaming or DJW Notes. All licenses are subject to annual renewal, are revocable and are not transferable. The liquor agencies have the full power to limit, condition, suspend or revoke any license or to place a liquor licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the operations of our business. Many of our owners, officers and managers must be investigated by the liquor agencies in connection with our liquor permits. Changes in licensed positions must be approved by the liquor agencies.

The sale of alcoholic beverages by us in Louisiana is subject to the licensing, control and regulation by the State of Louisiana, Department of Revenue, Office of Alcohol and Tobacco Control, as well as the cities of Opelousas, Carencro, Port Allen, New Iberia and the parish of West Baton Rouge. The applicable liquor laws in the city of Opelousas where the racino is located allow the sale of liquor 24 hours a day, 7 days a week.

United States Coast Guard

The Diamond Jo was previously regulated by the United States Coast Guard, whose regulations affected boat design and stipulated on-board facilities, equipment and personnel, including requirements that each vessel be operated by a minimum complement of licensed personnel, in addition to restricting the number of persons who can be aboard the boat at any one time. Our riverboat was required to hold a Certificate of Inspection (“COI”) and a Certificate of Documentation from the United States Coast Guard. Loss of the COI would have precluded our use of the Diamond Jo as an operating riverboat. In addition, the riverboat was subject to United States Coast Guard regulations requiring periodic hull inspections.

Due to changes in Iowa law, we may operate a gaming vessel that is not required to cruise without a COI. We have received our Permanently Moored Vessel (“PMV”) permit from the United States Army Corp of Engineers and have given up our COI. On November 25, 2005, the United States Coast Guard approved our PMV status, which took effect on November 28, 2005.

Now that we have transitioned to PMV status, we are regulated by the Iowa Department of Natural Resources (IDNR). The IDNR has regulatory oversight over many of the issues previously controlled by the United States Coast Guard.

The St. Louis Marine Safety Office (“MSO”) will re-evaluate risks to the PMV every two years or sooner if there is, among other factors, a change of traffic or local conditions. In addition, St. Louis MSO personnel will also periodically visit the site and to ensure that the vessel is being maintained in satisfactory condition. If during one of these periodic reviews, the vessel is found to be poorly maintained or to present an unreasonable risk to the safety and/or security of the public, the MSO may reconsider the vessel’s PMV status. We believe that the Diamond Jo is currently compliant with MSO regulations required to maintain its PMV status.

Due to the change of our vessel status, our marine employees that were required by the United States Coast Guard to be employed by us are no longer employed by DJL.

Other Regulations

We and our subsidiaries are subject to federal, state and local environmental and safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Federal Water Pollution Control Act, Occupational Safety and Health Act, Resource Conservation Recovery Act, Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act, each as amended. We have not incurred, and do not expect to incur, material expenditures with respect to these laws. There can be no assurances, however, that we will not incur material liability under these laws in the future.

ITEM 1A.                                          RISK FACTORS

Future Operating Performance —Our future operating performance could be adversely affected by disruptions and reduced patronage of our properties as a result of economic and other business factors.

Our future operating performance could be adversely affected by disruptions and reduced patronage of our properties as a result of economic and other business factors. The impact of these factors will be more significant to us than it would be to a more diversified gaming company or to a gaming company that does not depend on seasonal earnings from racing. Any or all of our properties could be completely or partially closed due to, among other things, severe weather, casualty, mechanical failure, including the failure of our slot machines, physical damage or extended or extraordinary maintenance or inspection. Severe weather may also cause the closure of highways which provide access to our properties and could reduce the number of people visiting these facilities. In addition, to maintain our gaming license for our racino, we must have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the new racetrack, and poor weather conditions may make it difficult for us to comply with this requirement.

We are also vulnerable to any adverse changes in general political, financial and economic conditions (including as a result of international conflict) and any negative economic, competitive, demographic or other conditions affecting the States of Iowa and Louisiana, the cities of Dubuque and Northwood, Iowa, and Opelousas, Louisiana and the surrounding areas from which we expect to attract patrons. If the economy of any of these areas suffers a downturn or if any of these areas’ larger employers lay off workers, we may be adversely affected by the decline in disposable income of affected consumers. Any of the foregoing factors could limit or result in a decrease in the number of patrons at any of our properties or a decrease in the amount that patrons are willing to wager. Although we maintain insurance policies, insurance proceeds may not adequately compensate us for all economic consequences of any such event.

Restrictive Covenants - The indenture governing the Peninsula Gaming and DJW Notes and our senior secured credit facilities contain covenants that significantly restrict our operations.

The indenture governing the Peninsula Gaming and DJW Notes and the agreements governing our senior secured credit facilities contain, and any other future debt agreements may contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business. These covenants place restrictions on our ability and the ability of our restricted subsidiaries to, among other things:

•                  pay dividends or make other distributions or restricted payments to PGP and DJW (for so long as DJW is an unrestricted subsidiary);

•                  redeem stock;

•                  incur indebtedness or issue preferred membership interests;

•                  make certain investments;

•                  create liens;

•                  agree to payment restrictions affecting the subsidiary guarantors;

•                  consolidate or merge;

•                  sell or otherwise transfer or dispose of assets, including equity interests of our restricted subsidiaries;

•                  enter into transactions with our affiliates;

•                  designate our subsidiaries as unrestricted subsidiaries; and

•                  use the proceeds of permitted sales of our assets.

Our PGL Credit Facility limits our ability to pay dividends, make loans and distributions to PGL and also requires us to meet, among other things, certain minimum EBITDA and maximum capital expenditure requirements. Due to the limitations under the PGL Credit Facility on the payment of dividends, making loans and other distributions, PGL may not, on its own, be able to satisfy its obligations under the Peninsula Gaming Notes, which obligations must therefore be satisfied by DJL, co-issuer of the Peninsula Gaming Notes, and OED, guarantor of the Peninsula Gaming Notes. Non-compliance with the financial ratios and tests contained in our debt agreements may adversely affect our ability to incur more debt, adequately finance our operations or capital needs in the future or to pursue attractive business opportunities that may arise in the future. Our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be adversely affected by our operations and by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default under the notes and our other indebtedness.

History of Net Losses —We have had net losses in recent years and may continue to experience net losses in the future.

We had net losses to common member’s interest in 2005, 2004 and 2003 of $3.4 million, $45.1 million and $12.7 million, respectively. Of the $45.1 million net loss in 2004, $37.6 million related to loss on early retirement of debt. As we continue to execute our business strategy, we may experience net losses in the future, which could have an adverse effect on our business, prospects, financial condition, and results of operations.

Licensing —If we fail to meet the minimum live racing day requirements, our gaming license with respect to the racino will be canceled and all slot machine gaming at the racino must cease.

Louisiana gaming regulations and our gaming license require that we, among other things, have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the horse racetrack. Live racing days typically vary in number from year to year and are based on a number of factors, many of which are beyond our control, including the number of suitable race horses and the occurrence of severe weather. If we fail to have the minimum number of live racing days, our gaming license with respect to the racino may be canceled, and the casino will be required to cease operations. Any cessation of our operation would have a material adverse affect on our business, prospects, financial condition, and results of operations.

Licensing—If we fail to construct a hotel near the site of the Diamond Jo Worth casino within 18 months of the opening of the casino, our gaming license could be revoked.

As a condition to maintaining our gaming license, we are required to construct, or cause a third party to construct, a hotel with at least 100 rooms near the site of the Diamond Jo Worth casino within 18 months of the opening of the casino. If we fail to do so, our gaming license could be revoked and the casino could be required to cease operations. In September

2005, we entered into a letter of intent with a third party developer to fund, construct, own and operate a 100 room hotel. Construction of the hotel by the third party developer will be subject to significant development and construction risks including the following:

•                  shortages of energy, material and skilled labor;

•                  delays in obtaining or inability to obtain necessary permits, licenses and approvals;

•                  changes in law applicable to gaming projects;

•                  changes to the plans or specifications;

•                  weather interferences or delays;

•                  engineering problems;

•                  labor disputes and work stoppages;

•                  disputes with contractors;

•                  environmental and real property issues;

•                  fire, earthquake, tornado and other natural disasters;

•                  change in political, financial or economic conditions, including as a result of international conflict; and

•                  geological, construction, excavation and equipment problems.

We can give no assurance that we will be able to satisfy this condition, including obtaining the capital necessary to build the hotel and, accordingly, we can give no assurance that we will successfully maintain our gaming license. Revocation of our license would have a material adverse effect on our business, financial condition and results of operations.

Risk of a New Venture—The Diamond Jo Worth casino does not have any operating history or history of earnings.

We have not completed construction on our Diamond Jo Worth casino, and we have no operating history or history of earnings with regard to casino operations in Worth County, Iowa. In light of the difficulties frequently encountered by companies in the early stages of substantial real estate development and gaming projects and the risks inherent in the establishment of a new business enterprise and other factors outside our control, there can be no assurance that we will be able to successfully operate the casino, that the casino will be profitable or that we will generate sufficient cash flow to meet our payment obligations under the DJW Notes and our other indebtedness.

Reauthorization of Gaming in Iowa —The Dubuque County and Worth County electorate must vote in 2010 and every eight years thereafter whether to continue to allow riverboat gaming in Dubuque County and Worth County, Iowa. If riverboat gaming is discontinued, it is unlikely that DJL or DJW will be able to conduct its gaming operations.

Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming, and a reauthorization referendum requiring majority approval must be held every eight years. On November 5, 2002, the electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming by approximately 79% of the votes cast. On June 24, 2003, Worth County, Iowa approved gaming in the county by approximately 75% of the votes cast. If any reauthorization referendum is defeated in either Dubuque or Worth County, it is unlikely that DJL or DJW, respectively, would be able to conduct gaming operations, and, in that case, we may not be able to continue to service our indebtedness, including the Peninsula Gaming and DJW Notes.

Liquor Regulation —Revocation of any of our liquor licenses, which are subject to extensive regulation, could have a material adverse effect on our gaming operations.

The sale of alcoholic beverages at our properties is subject to licensing, control and regulation by state and local agencies in Iowa and Louisiana. Subject to limited exceptions, all persons who have a financial interest in DJL, OED, PGL, or

DJW by ownership, loan or otherwise, must be disclosed in an application filed with, and are subject to investigation by, Iowa and Louisiana liquor agencies. All liquor licenses are subject to annual renewal, are revocable and are not transferable. The liquor agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any disciplinary action with respect to any of our liquor licenses could, and any failure to renew or revocation of our liquor licenses would, have a material adverse effect on our business.

Competition —We face intense competition in our gaming markets and increased competition may have a material adverse effect on our business, financial condition and results of operations.

The gaming industry is intensely competitive. If our existing competitors expand and/or upgrade their facilities or operate more efficiently than we do, or new gaming firms enter the markets in which we operate, we could lose market share, our gaming markets could become saturated and new opportunities for expanding our business could become limited. As a result, increased competition could have a material adverse effect on our business, financial condition and results of operations.

In Iowa, we face competition primarily from the DGP, which possesses several competitive strengths. The DGP offers some amenities that Diamond Jo does not have, including live and simulcast greyhound racing, and, on a limited basis, simulcast horse racing. As a not-for-profit organization, the DGP has developed strong relationships with the local community and city officials by distributing a percentage of its cash-flow, through contributions, to the City of Dubuque and local charities. In May 2005, DGP expanded its facility to include 1,000 slot machines. In March 2006, DGP added 16 table games and 4 poker tables and in February replaced 82 slot machines with video poker. In addition, a group of private investors opened a hotel adjacent to the DGP in October 2005. The DGP is owned and operated by the Dubuque Racing Association, or DRA. Besides the DGP, we also currently face limited competition from other gaming facilities located approximately 60 to 120 miles from our operations. The Iowa Racing and Gaming Commission recently rescinded its rule limiting riverboat gaming licenses in Iowa and in May 2005 granted 4 new licenses (including ours in Worth County). The closest of these licenses to the Diamond Jo is one located in Waterloo, Iowa, approximately 70 miles to the west of Dubuque.

We expect our primary competition at the new Diamond Jo Worth casino, which is scheduled to open in April 2006, to be from the Native American gaming operations in Minnesota, the closest being approximately 125 miles from the Diamond Jo Worth casino.. In addition, a competitor is planning to commence operations of a new casino in Emmetsburg, Iowa, approximately 90 miles from the casino. Our competitors may offer amenities that the Diamond Jo Worth casino will not have.

In Louisiana, the nearest competitor to Evangeline Downs is a Native American casino located approximately 50 miles to the south of Lafayette, including several miles off the highway in Marksville, Louisiana. We also face competition from several other casinos and pari-mutuel gaming facilities located 50 to 100 miles from our racino, including Native American casinos in Kinder, Louisiana, and riverboat casinos in Baton Rouge and Lake Charles, Louisiana. The nearest horse racetrack to our racino that is allowed to have gaming operations is located in Vinton, Louisiana. We also face competition from truck stop video poker parlors and OTBs in the areas surrounding Lafayette and Opelousas, Louisiana. We could also face additional competition if Louisiana or any of the states bordering Iowa or Louisiana adopts laws authorizing new or additional gaming.

We also compete to some extent with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming, on- and off-track wagering, and other forms of entertainment, including motion pictures, sporting events and other recreational activities. It is possible that these secondary competitors could reduce the number of visitors to our facilities or the amount they are willing to wager, which could have a material adverse effect on our ability to generate revenue or maintain our profitability.

Increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing rooms and public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to increase the attractiveness and add to the appeal of our facilities. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position could be materially adversely affected.

Governmental Regulation —Extensive gaming and racing-related regulation continuously impacts our operations and changes in such laws may have a material adverse effect on our operations by, among other things, prohibiting or limiting gaming in the jurisdictions in which we operate.

The ownership, management and operation of our gaming facilities are subject to extensive laws, regulations and ordinances which are administered by the Iowa Racing and Gaming Commission, the Louisiana State Gaming Control Board, the Louisiana State Racing Commission and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, in addition to regulations applicable to businesses generally. If current laws, regulations or interpretations thereof are modified, or if additional laws or regulations are adopted, it could have a material adverse effect on our business.

Legislative or administrative changes in applicable legal requirements, including legislation to prohibit casino gaming, have been proposed in the past. For example, in 1996, the State of Louisiana adopted a statute in connection with which votes were held locally where gaming operations were conducted and which, had the continuation of gaming been rejected by the voters, might have resulted in the termination of operations at the end of their current license terms. During the 1996 local gaming referendums, Lafayette Parish voted to disallow gaming in the Parish, whereas St. Landry Parish, the site of our racino, voted in favor of gaming. All parishes where riverboat gaming operations are currently conducted voted to continue riverboat gaming, but there can be no guarantee that similar referenda might not produce unfavorable results in the future. Proposals to amend or supplement the Louisiana Riverboat Economic Development and Gaming Control Act and the Pari-Mutuel Act also are frequently introduced in the Louisiana State legislature. In the 2001 session, a representative from Orleans Parish introduced a proposal to repeal the authority of horse racetracks in Calcasieu Parish (i.e., site of Delta Downs) and St. Landry Parish (i.e., site of our racino) to conduct slot machine gaming at such horse racetracks and to repeal the special taxing districts created for such purposes. If adopted, this proposal would have effectively prohibited us from operating the casino portion of our racino. In addition, the Louisiana legislature, from time to time, considers proposals to repeal the Pari-Mutuel Act.

Similarly, in Iowa, the county electorate must reauthorize gaming every eight years. See “Reauthorization of Gaming in Iowa.”

To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our properties owned by DJL, OED and DJW. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on us.

The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” Such “qualified sponsoring organizations” may operate the riverboat itself, subject to satisfying necessary licensing requirements, or it may enter into an agreement with a boat operator to operate the excursion gambling boat on its behalf. An operator must be approved and licensed by the Iowa Racing and Gaming Commission. The DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and, pursuant to the Amended DRA Operating Agreement, has served as the “qualified sponsoring organization” of the Diamond Jo since March 18, 1993. The term of the Amended DRA Operating Agreement expires on December 31, 2018. WCDA, pursuant to the WCDA Operating Agreement, will serve as the “qualified sponsoring organization” of Diamond Jo Worth. The term of the WCDA Operating Agreement expires on March 31, 2015 which is subject to automatic three year renewal periods. If the Amended DRA Operating Agreement or WCDA Operating Agreement were to terminate, or if the DRA or WCDA were to otherwise discontinue acting as our “qualified sponsoring organization” with respect to our operation of the Diamond Jo and Diamond Jo Worth, respectively, and we were unable to obtain a license from the Iowa Racing and Gaming Commission for an alternative “qualified sponsoring organization” to act on our behalf, we would no longer be able to continue our Diamond Jo or Diamond Jo Worth operations, which would materially and adversely affect our business, results of operations and cash flows.

The Iowa Racing and Gaming Commission has issued our gaming license for the Diamond Jo Worth casino with the contingency that we complete the construction of a hotel with no less than 100 rooms in Worth County within 18 months of the opening of our casino. If we fail to do so, our gaming license could be revoked and the casino could be required to cease operations. In September 2005, we entered into a letter of intent with a third party developer to fund, construct, own and operate a 100 room hotel. Construction of the hotel by the third party developer will be subject to significant development and construction risks. See “Licensing.”

Environmental Matters —We are subject to environmental laws and potential exposure to environmental liabilities. This may affect our ability to develop, sell or rent our property or to borrow money where such property is required to be used as collateral.

We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges to air and water, the generation, handling, management and disposal of petroleum products or hazardous substances or wastes, and the health and safety of our employees. Permits may be required for our operations and these permits are subject to renewal, modification and, in some cases, revocation. In addition, under environmental laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of some kinds of hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. In addition, as part of our business in Worth County, Iowa, we operate a gas station, which includes a number of underground storage tanks containing petroleum products. The presence of, or failure to remediate properly, the substances may adversely affect the ability to sell or rent the property or to borrow funds using the property as collateral. Additionally, the owner of a site may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

We have reviewed environmental assessments, in some cases including soil and groundwater testing, relating to our currently owned and leased properties in Dubuque, Iowa, and other properties we may lease from the City of Dubuque or other parties. As a result, we have become aware that there is contamination present on some of these properties apparently due to past industrial activities. With respect to parcels we currently own or lease, we believe, based on the types and amount of contamination identified, the anticipated uses of the properties and the potential that the contamination, in some cases, may have migrated onto our properties from nearby properties, that any cost to clean up these properties will not result in a material adverse effect on our earnings. We have also reviewed environmental assessments and are not aware of any environmental liabilities related to our properties at OED and DJW.

We do not anticipate any material adverse effect on our earnings or competitive position relating to environmental matters, but it is possible that future developments could lead to material costs of environmental compliance for us and that these costs could have a material adverse effect on our business and financial condition.

Taxation —An increase in the taxes and fees that we pay could have a material adverse effect on us, and might reduce the cash flow available to service our indebtedness, including under the notes.

We are subject to significant taxes and fees relating to our gaming operations, which are subject to increase at any time. Currently, in Iowa, we are taxed at an effective rate of approximately 21% of our adjusted gross receipts by the State of Iowa, we pay the City of Dubuque a fee equal to $0.50 per patron and we pay a fee equal to 5.76% of adjusted gross receipts to the Worth County Development Authority. In addition, there will be an assessment payable by DJL of $1.05 million due on June 1, 2006. This assessment will be used against future state gaming taxes paid by the licensee with a credit for 20% of the assessments paid allowed each year for five consecutive years beginning July 1, 2010. In addition, all Iowa riverboats share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa, which is currently approximately $600,000 per year per riverboat. Currently, in Louisiana, we are taxed at an effective rate of approximately 36.5% of our adjusted gross slot revenue and pay to the Louisiana State Racing Commission a fee of $0.25 for each patron who attends a live race at our horse racetrack, enters the racino during non-racing season, from the hours of noon to midnight, Thursday through Monday, or enters any one of our OTBs. In addition, there have been proposals in the past to tax all gaming establishments, including riverboat casinos, at the federal level. Any material increase in taxes or fees, or in costs of the Iowa Racing and Gaming Commission and related entities, would have a material adverse affect on our business.

Difficulty in Attracting and Retaining Qualified Employees —If we are unable to attract and retain a sufficient number of qualified employees or are required to substantially increase our labor costs, our business, results of operations and financial condition will be materially adversely affected.

The operation of our business requires qualified executives, managers and skilled employees with gaming industry experience and qualifications to obtain the requisite licenses. We may have difficulty attracting and retaining a sufficient number of qualified employees and may be required to pay higher levels of compensation than we have estimated in order to do so. If we are unable to attract and retain a sufficient number of qualified employees or are required to substantially increase our labor costs, we may not be able to operate our business in a cost effective manner or at all.

We are dependent upon the available labor pool of unskilled and semi-skilled employees. We are also subject to the Fair Labor Standards Act, which governs matters such as minimum wage, overtime and other working conditions. In addition, Iowa law effectively requires that we pay Iowa employees 25% more than the federally mandated minimum wage rates. Changes in applicable state or federal laws and regulations, particularly those governing minimum wages, could increase labor costs, which could have a material adverse effect on the cash flow available to service our indebtedness.

Interested Party Matters —All of the Company’s voting equity interests are indirectly beneficially owned in the aggregate by managers and executive officers of PGP and Jefferies and Co., Inc., the initial purchaser of the Peninsula Gaming and DJW Notes (“Initial Purchaser”), and such ownership may give rise to conflicts of interest.

All of the Company’s voting equity interests are indirectly beneficially owned or controlled in the aggregate by Mr. Stevens, Mr. Luzich and Mr. Oliver. Specifically, M. Brent Stevens, our Chief Executive Officer, is also the Chairman of the Board of Managers of PGP and the Chief Executive Officer of PGP, DJL, OED, PGL and DJW. Mr. Stevens indirectly beneficially owns or controls (through his beneficial ownership or control of voting equity interests in PGP) approximately 57.6% of the Company’s equity interests. Michael Luzich, our President and Secretary, is also a Manager of PGP and the President and Secretary of PGP, DJL, OED and PGL. Mr. Luzich indirectly beneficially owns (through his ownership of voting equity interests in PGP) approximately 31.7% of the Company’s equity interests. Terrance W. Oliver, a Manager of PGP, indirectly beneficially owns (through his direct ownership of interests in The Oliver Family Trust) approximately 1.2% of the Company’s equity interests. Andrew Whittaker, a Manager of PGP, indirectly beneficially owns (through his indirect ownership of voting equity interests in PGP) approximately 3.2% (which is included in the calculation of the 57.6% owned or controlled by Mr. Stevens) of the Company’s equity interests. In addition, Mr. Stevens has the right to designate three of the five members of PGP’s board of managers, including one of the two independent managers, and Mr. Luzich has the right to designate two of the five members of PGP’s board of managers, including one of the two independent managers, for so long as Mr. Stevens and Mr. Luzich, respectively, beneficially hold at least 5% of the voting equity interests of PGP.

Because of their controlling interests, these individuals have the power to elect a majority of our managers, appoint new management and approve any action requiring the approval of holders of our equity interests, including adopting amendments to our certificate of formation, approving mergers or sales of substantially all of our assets or changes to our capital structure.

PGP is primarily responsible for managing the Diamond Jo, the racino, the OTBs, as well as supervising the construction of the Diamond Jo Worth casino. Neither PGP nor any of its affiliates is restricted from managing other gaming operations, including new gaming ventures or facilities that may compete with ours, except that certain restrictions under the Amended DRA Operating Agreement will terminate if we or any of our affiliates operate another facility in Dubuque County or the adjoining counties of Illinois or Wisconsin. If PGP or any of its affiliates decides to manage other gaming operations, such activities could require a significant amount of attention from PGP’s officers and managers and require them to devote less time to managing our operations. While we believe that any new ventures will not detract from PGP’s ability to manage and operate our business, there can be no assurance that such ventures would not have a material adverse effect on us or on PGP.

Mr. Stevens also is an Executive Vice President of the Initial Purchaser, and Mr. Whittaker also is a Vice Chairman of the Initial Purchaser. Certain affiliates, officers and employees of the Initial Purchaser also are members of PGP Investors, LLC, a Delaware limited liability company, which beneficially owns approximately 31.6% (which is included in the calculation of the 57.6% owned or controlled by Mr. Stevens) of the Company’s equity interests.

ITEM 1B.                                          UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.                                                   PROPERTIES

DJL owns the dockside pavilion, adjacent to the Diamond Jo casino, consisting of approximately 36,000 square feet, a surface parking lot within close proximity to the dockside pavilion, and a walkway connecting the dockside pavilion to a ramp, leading to where the Diamond Jo is moored.

We currently have approximately 1,200 parking spaces that are in close proximity to the Diamond Jo located on properties that we own, lease or to which we are given access at no cost pursuant to a non-exclusive use agreement with a third party. Our property lease currently requires us to pay $25,000 per year as rent through June 2009. Beginning in June 2009 through the remaining term of the lease we are required to pay $250,000 per year (increasing each year by Cost Of Living Index). All rent payments associated with this lease are reimbursed to us by the DRA as outlined under the Amended DRA Operating Agreement entered into in June 2005. In 2005, the terms of the DRA Operating Agreement and our lease with the City of Dubuque were extended through December 31, 2018.

 The OED racino sits on and is bounded by approximately 649 acres of owned land located in Opelousas, Louisiana that we purchased in 2002 and 2003. We have constructed a 170,000 square foot building and a one mile dirt racetrack on this site. A portion of the purchase price for certain parcels of such land was financed by the seller of such parcels by OED issuing a $3,850,000 note payable to the seller. The note is payable in seven annual installments and bears interest at a rate of 8.75%. The note is collateralized by a mortgage on the property. Simultaneously with the payment of each annual installment, the seller agreed to release from the mortgage one of seven parcels of land into which the land was equally divided.

In addition, OED owns the land, building and improvements of the Port Allen OTB and leases the facilities that comprise the New Iberia, Henderson, Alexandria and Eunice OTBs.

The DJW casino is being constructed on approximately 35 acres of owned land in Worth County, Iowa.

ITEM 3.                                                   LEGAL PROCEEDINGS

In October 2003, OED filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana, the St. Landry Parish School Board and the City of Opelousas. OED seeks a judgment declaring that sales taxes are not due to the defendants on purchases made by OED and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. OED’s action is based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. While the Louisiana Department of Revenue and Taxation generally agrees with OED’s position, the St. Landry Parish School Board and the City of Opelousas have questioned the application of the racing statutes to the construction and furnishing of the new racetrack and casino, thereby leading to the filing of this action.

OED filed a motion for summary judgment, which was scheduled for hearing in July 2005. The defendants filed responses, generally arguing that the exemption under the racing statutes should not extend to the purchase of goods, materials and services which were unrelated to horse racing. Prior to the hearing, it was discovered by OED that OED’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that OED, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment. In November and December 2005, OED filed refund claims totaling $0.6 million. There has not yet been a ruling on OED’s refund claims. OED has not recorded the refund claims due to uncertainty as to the outcome of the matter.

While OED has paid certain sales taxes on the construction of the new racetrack and casino and relating to the purchase of slot machines at the casino, it has not paid sales taxes on all purchases associated with the construction and furnishing of the facility. Accordingly, an adverse ruling on this matter may result in OED being required to pay sales taxes to the defendants in the range of $1.0 to $2.5 million and having its refund claims denied. A portion of the sales taxes, if required to be paid, will be capitalized as fixed assets.

In October 2005, OED filed a claim to arbitrate our claims against the general contractor of the racino alleging that the general contractor improperly constructed the horse racetrack at the racino. We are pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup our track reconstruction costs and other related damages. The arbitration is currently scheduled to be held in Lafayette, Louisiana and is expected to take approximately one year. We believe it is too early to determine the results of the arbitration and have not recorded any damage claim.

Other than as described above, neither we nor our subsidiaries are a party to, and none of our property, nor our subsidiaries’ property, is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.                                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                                   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any of PGL’s, DJL’s or PGC’s common equity securities.

As of March 31, 2006, PGP was the only holder of record of the common equity of PGL. In November 2005 and May 2004, PGP repurchased 35,210 and 147,553 units of its convertible preferred membership interests from an unrelated third party for approximately $1.8 million and $4.5 million, respectively. Both of these repurchases were funded by a distribution of cash to PGP from the Company. In fiscal years 2005, 2004 and 2003, PGL and/or its subsidiaries paid distributions of $2.8 million, $2.5 million, and $1.6 million, respectively, to PGP in respect of (i) PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP (the “Board of Managers”) in their capacity as board members, and (iii) tax, accounting, legal and administrative costs and expenses of PGP. These amounts were recorded as member distributions.

Significant restrictions exist on our ability to make member distributions. See Note 4 to the consolidated financial statements for information on such restrictions.

ITEM 6.                                                   SELECTED FINANCIAL DATA

The following table represents selected consolidated financial data of PGL for the five years ended December 31, 2005.

The selected historical financial data for the five years ended December 31, 2005 are derived from audited financial statements of the Company and its subsidiaries. The selected financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and the related notes included elsewhere in this document.

2005	2004	2003	2002	2001
(Dollars in thousands)
Statement of Operations Data
REVENUES:
Casino	$146,503	$119,921	$56,795	$48,262	$47,710
Racing	17,509	17,286	17,051	15,510
Video Poker	2,339	2,715	722
Food and beverage	13,511	11,464	4,566	3,886	2,745
Other	2,710	1,434	589	145	132
Less promotional allowances	(7,005)	(7,966)	(3,221)	(2,615)	(2,470)
Total net revenues	175,567	144,854	76,502	65,188	48,117
EXPENSES:
Casino	73,651	61,272	24,429	20,992	20,812
Racing	15,267	13,916	13,045	12,651
Video poker	1,767	2,034	654
Food and beverage	9,849	9,218	4,282	3,820	2,857
Boat operations	2,105	2,231	2,322	2,296	2,259
Other	1,720	1,076	443	27	22
Selling, general and administrative	26,441	22,052	12,219	8,303	6,244
Depreciation and amortization	16,249	12,356	3,324	2,950	3,963
Pre-opening expense	310	367	3,257
Development expense	575	242	102
Management severance and recruiting	593
Affiliate management fees	2,057	757	175
(Gain) loss on disposal of assets	(16)	(716)	50	8	152
Litigation settlement	1,600
Referendum	771
State of Wisconsin government relations	55	147
Total expenses	149,975	125,398	64,302	53,473	36,456
Income from operations	25,592	19,456	12,200	11,715	11,661
OTHER INCOME (EXPENSE):
Interest income	517	170	490	46	184
Interest expense, net of amounts capitalized	(29,133)	(26,775)	(25,072)	(11,888)	(9,640)
Loss on early retirement of debt	(37,566)
Interest expense related to preferred members’ interest, redeemable(1)	(360)	(360)	(180)
Total other expense	(28,976)	(64,531)	(24,762)	(11,842)	(9,456)
Preferred member distributions(1)	(180)	(373)	(386)
Minority interest	(232)
Net income (loss) to common member’s interests	$(3,384)	$(45,075)	$(12,742)	$(732)	$1,819

Ratio of earnings to fixed charges(2)	0.9	x	0.3	X	0.5	x	0.9	x	1.2	x

Other Data
Cash flows from/(used in) operating activities	$22,975	$(19,793)	$1,518	$11,144	$7,250
Cash flows (used in) investing activities	(53,590)	(8,868)	(95,444)	(37,151)	(2,816)
Cash flows from/(used in) financing activities	32,889	18,007	104,574	28,993	(5,273)
Distributions to common members	4,624	7,031	1,557	1,260	1,761

	2005	2004	2003	2002	2001
Balance Sheet Data
Current assets	$24,731	$17,418	$40,227	$12,160	$8,034
Total assets	287,628	243,069	261,519	126,448	84,374
Current liabilities	47,886	34,270	46,321	35,358	3,964
Total debt(1)	321,006	279,378	228,825	102,944	70,860
Preferred members’ interest, redeemable(1)				4,000	4,000
Total members’ (deficit) equity	(70,607)	(62,599)	(10,629)	3,671	5,663

(1)                                  In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. As a result of the adoption of SFAS No. 150 on July 1, 2003, we reclassified our $4 million mandatory redeemable preferred members’ interest from the mezzanine section of the consolidated balance sheet to long-term debt. Further, preferred member distributions paid or accrued subsequent to adoption of SFAS No. 150 are required to be presented as interest expense separately from interest due to other creditors. The Company was not required to record a cumulative effect of a change in an accounting principle as the redeemable preferred members’ interest was recorded at fair value prior to July 1, 2003. We are precluded from reclassifying prior period amounts pursuant to this standard.

(2)                                  For purposes of determining the ratio of earnings to fixed charges, earnings are defined as net income (loss) to common members’ interests plus fixed charges. Fixed charges include interest expense on all indebtedness, including amounts capitalized, amortization of deferred financing costs and debt discount and preferred member distributions. Earnings were insufficient to cover fixed charges for the years ended December 31, 2005, 2004, 2003 and 2002 by $3.7 million, $46.3 million, $14.9 million and $0.8 million, respectively.

ITEM 7.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our “Selected Financial Data” and the financial statements and the related notes thereto appearing elsewhere in this report.

Forward Looking Statements

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

•                  the availability and adequacy of our cash flow to satisfy our obligations, including payment of the Peninsula Gaming Notes, the DJW Notes and additional funds required to support capital improvements and development;

•                  economic, competitive, demographic, business and other conditions in our local and regional markets;

•                  changes or developments in the laws, regulations or taxes in the gaming and horse racing industry;

•                  actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, members and shareholders, as well as legislative, regulatory, judicial and other governmental authorities;

•                  changes in business strategy, capital improvements, development plans, including those due to environmental remediation concerns, or changes in personnel or their compensation, including federal, state and local minimum wage requirements;

•                  the loss of any license or permit, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis;

•                  the termination of our operating agreement with the Dubuque Racing Association, Ltd. or the failure of the Dubuque Racing Association, Ltd. to continue as our “qualified sponsoring organization;”

•                  the loss of our riverboat casino or land-based facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•                  potential exposure to environmental liabilities, changes or developments in the laws, regulations or taxes in the gaming or horse racing industry or a decline in the public acceptance of gaming or horse racing and other unforeseen difficulties associated with a new venture;

•                  adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of OED and DJL and DJW; and

•                  other factors discussed in our other filings with the SEC.

Overview

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 777 slot machines and 19 table games, (ii) the Evangeline Downs racino development with 1,627 slot machines and a one-mile dirt horse racetrack in Opelousas, Louisiana and five OTBs located throughout south central Louisiana. We are also in the process of constructing an excursion gambling boat casino in Worth County, Iowa with approximately 511 slot machines and 20 table games which is scheduled to open to the public in April 2006.

Results of Operations

Our results of operations discussed below include the consolidated results of operations of the Company, DJL and OED for the years ended December 31, 2005, 2004 and 2003, the results of operations of OEDA for the period January 1, 2004 through June 30, 2004 (the date which OEDA was spun-off) and the year ended December 31, 2003, and DJW for the year ended December 31, 2005.

Statement of Operations Data

(in thousands)

	Year Ended December 31,
	2005	2004	2003
General corporate	$(3,967)	$(1,276)	—
Diamond Jo	12,580	14,225	$15,351
Evangeline Downs (including OEDA)	17,297	6,507	(3,151)
Diamond Jo Worth	(317)	—	—
Income from operations	$25,593	$19,456	$12,200

	Diamond Jo			Evangeline Downs			Diamond Jo Worth
	Year Ended December 31,			Year Ended December 31,			Year Ended
	2005	2004	2003	2005	2004	2003	2005

Revenues:
Casino	$51,249	$50,964	$53,567	95,254	$68,957	$3,228
Racing				17,509	17,286	17,051
Video Poker				2,339	2,715	722
Food and beverage	2,720	2,897	3,027	10,791	8,567	1,539
Other	310	488	422	1,017	946	167	$1,383
Less promotional allowances	(1,500)	(2,634)	(3,012)	(5,505)	(5,332)	(209)
Net revenues	52,779	51,715	54,004	121,405	93,139	22,498	1,383
Expenses:
Casino	23,688	22,831	22,183	49,963	38,441	2,246
Racing				15,266	13,916	13,045
Video Poker				1,767	2,034	654
Food and beverage	2,517	2,641	2,782	7,332	6,577	1,500
Boat operations	2,105	2,231	2,322
Other	37	390	383	305	686	60	1,378
Selling, general and administrative	7,566	6,922	8,331	15,549	14,204	3,888
Depreciation and amortization	4,136	2,679	2,500	12,090	9,677	824	24
Pre-opening expense				171	367	3,257	139
Management severance and recruiting		294			191
Affiliate management fees				1,479	757	175	160
Development expense	147		102	205
(Gain) loss on disposal of assets	3	(498)	50	(19)	(218)
Total expenses	40,199	37,490	38,653	104,108	86,632	25,649	1,701
Income (loss) from operations	$12,580	$14,225	$15,351	$17,297	$6,507	$(3,151)	$(317)

2005 Compared to 2004

Net revenues increased $30.7 million, or 21%, to $175.6 million in 2005 from $144.9 million in 2004. The majority of this increase is due to an increase in OED’s casino revenues of $26.3 million to $95.3 million in 2005 from $69.0 million in 2004. This increase is attributed primarily to improvements in our marketing and player development programs and promotions as well as an increase in the local population as a result of Hurricane Katrina which hit Southern Louisiana in August 2005 and forced many residents from the Gulf Coast to move north to areas closer to the racino. Daily casino win per position at OED was $160 in 2005 as compared to $119 in 2004. DJL’s casino revenues increased by $0.3 million to $51.3 million in 2005 from $51.0 million in 2004. DJL’s slot revenue decreased slightly to $44.9 million in 2005 from $45.2 million in 2004. DJL’s table game revenue increased by $0.2 million, or 4.0%, in 2005 compared 2004, due to an increase in hold percentage to 19.9% in 2005 compared to 18.6% in 2004.

Casino gaming win in the entire Dubuque market increased 10.0% to $103.2 million in 2005 from $93.8 million in 2004. We believe this increase was primarily attributed to the expansion of the local competitor who increased their number of slot positions from 600 to 1,000 in May 2005. Our share of the Dubuque market casino gaming win decreased to 49.7% in 2005 from 54.4% in 2004 which management believes is primarily due to the expansion of the local competitor. Casino revenues at DJL were derived 87.6% from slot machines and 12.4% from table games and poker in 2005 compared to 88.8% from slot machines and 11.2% from table games in 2004. DJL’s casino win per gaming position per day at the DJL decreased slightly to $154 in 2005 from $159 in 2004. In 2005, our share of the Dubuque market casino admissions decreased to 45.0% from 52.2% in 2004. In 2005, our casino win per admission at DJL increased to $53 from $49 in 2004.

Racing revenues at OED for 2005 were $17.5 million compared to $17.3 million for 2004. This increase is primarily due to the opening of two new OTBs in 2005 and the running of additional live meets in the first and fourth quarter of 2005. These increases were offset by a decrease related to the closure of the racetrack from May 13, 2005 to June 28, 2005 for improvements related to the dirt track.  We reopened the racetrack on June 29, 2005. Additional declines can be attributed to an overall decline in industry handle and relocation of our racetrack operations to Opelousas.

Video poker revenues for 2005 and 2004 were $2.3 million and $2.7 million, respectively. The decrease in video poker revenues was attributed to an increase in competition in the video poker market due to the addition of two new truck stop venues offering video poker within one mile of our Port Allen OTB.

Net food and beverage revenues, other revenues and promotional allowances increased $4.3 million during 2005 to $9.2 million compared to $4.9 million in 2004 due primarily to (i) an increase in food and beverage revenues at OED of $2.2 million due to an increase in the number of visitors at the racino, (ii) an increase in other revenue at DJW of $1.4 million related to gasoline sales at the convenience store that was acquired in connection with the purchase of the land on which the new casino is being constructed and (iii) a reduction in complimentary expenses included in promotional allowances of approximately $1.0 million.

Casino operating expenses increased $12.4 million to $73.7 million in 2005 from $61.3 million in 2004 due primarily to an increase in casino expenses at OED of $11.5 million primarily related to purse supplements and gaming taxes which are based on net casino revenues and an increase in direct mail expenses. These increases at OED were partially offset by a decrease in casino payroll and payroll related expenses of approximately $1.2 million. Casino expenses at DJL increased $0.8 million primarily related to an increase in gaming tax expense due to an increase in gaming revenues and an increase in the gaming tax rate from 20% to 22% effective July 1, 2004 as well as an increase in direct mail expenses. These increases at DJL were partially offset by a decrease in casino payroll and payroll related expenses of approximately $0.9 million.

Racing expenses at OED increased $1.4 million to $15.3 million in 2005 from $13.9 million in 2004 due primarily to an increase in operating expenses associated with the opening of two new OTBs in 2005 and the running of additional live meets in the first and fourth quarter of 2005.

Food and beverage expenses increased $0.6 million to $9.8 million in 2005 from $9.2 million in 2004 due primarily to the increase of food and beverage cost of sales at OED associated with an increase in sales. Boat operation expenses at the Diamond Jo decreased $0.1 million to $2.1 million in 2005 from $2.2 million in 2004 primarily due to a decrease in payroll and related expenses associated with DJL’s boat switching to PMV status in November 2005. Management believes that switching to PMV will save approximately $0.8 million per year in expenses. Other expenses increased $0.6 million due primarily to the cost of gasoline sold at DJW’s convenience store as discussed above.

Selling, general and administrative expenses increased $4.3 million to $26.4 million in 2005 from $22.1 million in 2004. This increase was due to an increase in general and administrative expenses at OED of $1.3 million due primarily to increased payroll and payroll related benefits and operating expenses associated with cleaning and maintaining a larger facility due to the opening of the new track in late 2004 and the running of more live racing days in 2005 than in 2004. General and administrative expenses at DJL increased $0.6 million primarily due to increased marketing expenses. General and administrative expenses at corporate increased $2.4 million due primarily to additional staffing and expense associated with the increase in the fair value of member units granted to certain executive officers of the Company in 2005 of approximately $1.2 million.

Depreciation and amortization expenses increased to $16.2 million in 2005 from $12.4 million in 2004 due primarily to an increase in depreciation related to the purchase of 783 new slot machines by DJL and OED during the fourth quarter of 2004 in addition to depreciation related to the opening of the second phase of OED’s racino, the dirt horse racetrack and related facilities, which opened to the public on November 22, 2004. During the first quarter of 2005, 2004 and 2003, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded their carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill and indefinite lived intangible assets.

Pre-opening expenses of $0.3 million in 2005 relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the opening of its Henderson and Alexandria OTBs and expenses incurred by DJW with respect to start-up activities surrounding the new casino development in Worth County, Iowa. Pre-opening expenses of $0.4 million in 2004 relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the racino project and opening of the new racetrack and grandstands in November 2004. Development expenses of approximately $0.6 million and $0.2 million in 2005 and 2004, respectively, relate to expenses incurred pursuing potential OTB opportunities at OED and expenses incurred under an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa. Affiliate management fees increased $1.3 million to $2.1 million in 2005 from $0.8 million in 2004 due primarily to management fees payable to a related party in connection with a management services agreement and consulting fees paid pursuant to a consulting agreement with a related party which are based on OED’s operations.

Income from operations increased $6.1 million to $25.6 million in 2005 from $19.5 million in 2004. Income from operations increased primarily due to the $14.2 million increase in casino revenues, net of casino expenses, as discussed above and was partially offset by a $4.3 million increase in selling, general and administrative expenses and a $3.9 million increase in depreciation as discussed above.

Interest income of approximately $0.5 million in 2005 is primarily related to interest earned on the net proceeds from the offering of the DJW Notes in July 2005 which were deposited into interest bearing accounts. Interest expense, including loss on early retirement of debt and interest expense related to DJL’s redeemable preferred member interests, decreased $35.2 million to $29.5 million in 2005 from $64.7 million in 2004. This decrease is primarily due to the loss on early retirement of debt of $37.6 million related to the refinancing of our long term debt with lower interest rates during the second quarter of 2004 offset by interest on the DJW Notes of approximately $1.8 million. Interest expense of approximately $0.4 million was capitalized in 2005 as part of DJW casino development and $1.1 million was capitalized as part of the racino construction at OED in 2004.

2004 Compared to 2003

Net revenues increased $68.4 million, or 89.3%, to $144.9 million in 2004 from $76.5 million in 2003. The majority of this increase is due to an increase in OED’s casino revenues of $65.8 million to $69.0 million in 2004 from $3.2 million in 2003 as a result of the opening of the casino portion of the racino in December 2003. Daily casino win per position at OED was $119 in 2004. Diamond Jo’s casino revenues decreased $2.6 million, or 4.9%, to $51.0 million in 2004 from $53.6 million in 2003. Diamond Jo’s slot revenue decreased $1.7 million, or 3.6%, December 31, 2004 compared to the year ended December 31, 2003, primarily due to a decrease in coin-in of 5.0% over the same period. Diamond Jo’s table game revenue decreased $0.9 million, or 14.0%, December 31, 2004 compared to the year ended December 31, 2003, primarily due to a 6.6% decrease in table drop and a decrease in hold percentage to 18.6% December 31, 2004 compared to 20.2% December 31, 2003. Management believes that a significant portion of the decrease in slot and table game revenues can be attributed to the re-opening of a Native American casino approximately 125 miles southwest of the Diamond Jo on January 1, 2004. This casino was closed from mid May 2003 through December 2003.

Casino gaming win in the entire Dubuque market decreased 3.6% to $93.8 million in 2004 from $97.2 million in 2003. We believe this decrease was primarily attributed to the re-opening of a nearby Native American casino as discussed above. Our share of the Dubuque market casino gaming win decreased to 54.4% in 2004 from 55.1% in 2003. Casino revenues at the Diamond Jo were derived 88.8% from slot machines and 11.2% from table games in 2004 compared to 87.6% from slot machines and 12.4% from table games in 2003. Consistent with a decrease in casino revenue, our casino win per gaming position per day at the Diamond Jo decreased to $159 in 2004 from $171 in 2003. For the year ended December 31, 2004, our share of the Dubuque market casino admissions increased to 52.2% from 50.7% for the year ended December 31, 2003. For the year ended December 31, 2004, our casino win per admission at the Diamond Jo decreased to $49 from $51 in 2003.

Racing revenues at OED in 2004 were $17.3 million compared to $17.1 in 2003. Video poker revenues at OED in 2004 increased $2.0 million to $2.7 million compared to $0.7 in 2003. The increase in video poker revenues was attributed to changes at OED’s Port Allen OTB facility. During 2003, OED completed a renovation and the installation of 100 video poker machines at the Port Allen facility. Until OED received its video poker license, the machines were operated by an independent third party who shared in a portion of the video poker proceeds. After receiving its video poker license, OED took over operation of the video poker machines in late 2003 and, as a result, began receiving 100% of the revenues.

Net food and beverage revenues, other revenues and promotional allowances increased $3.0 million during the year ended December 31, 2004 compared to the year ended December 31, 2003 due primarily to food and beverage revenues generated from OED’s new racino.

Casino operating expenses increased $36.9 million to $61.3 million in 2004 from $24.4 million in 2003 due primarily to an increase in casino expenses at OED of $36.2 million primarily related to purse supplements and gaming taxes which are based on net casino revenues and casino related payroll.

Racing expenses increased 7% to $13.9 million in 2004 from $13.0 million in 2003 due primarily to an increase in live horse racing expenses of approximately $1.0 million primarily due to the addition of live quarter horse meets held in September and October of 2004. Video poker expenses increased $1.3 million to $2.0 in 2004 from $0.7 million in 2003 due primarily to an increase in operating expenses at OED’s Port Allen OTB related to the addition of 100 new video gaming devices as discussed above.

Food and beverage expenses increased $4.9 million to $9.2 million in 2004 from $4.3 million in 2003 due primarily to food and beverage expenses at OED related to the opening of OED’s new racino. Boat operation expenses at the Diamond Jo decreased $0.1 million to $2.2 million in 2004 from $2.3 million in 2003. Other expenses increased $0.6 million primarily due to costs associated with OED’s outdoor entertainment venue.

Selling, general and administrative expenses increased $9.9 million to $22.1 million in 2004 from $12.2 million in 2003. This increase was due to an increase in general and administrative expenses at OED of $10.3 million due primarily to payroll, marketing and other general and administrative expenses associated with the new racino offset by a decrease in non-corporate general and administrative expenses at the Diamond Jo of approximately $0.6 million due primarily to a decrease in management compensation at the Diamond Jo of $0.2 million and a decrease of $0.4 million related to a charitable giving agreement with an Iowa non-for-profit organization which was expensed in 2003.

Depreciation and amortization expenses increased to $12.4 million in 2004 from $3.3 million in 2003 due primarily to an increase in depreciation of property and equipment at OED of approximately $8.9 million due to the casino opening on December 19, 2003. During the first quarter of 2002, 2003 and 2004, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill and indefinite lived intangible assets .

Pre-opening expenses of $0.4 million and $3.3 million in 2004 and 2003, respectively, relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the racino project. Development expenses of approximately $0.2 million and $0.1 million in 2004 and 2003, respectively, relate to expenses incurred relative to us entering into an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa. Management severance and recruiting expenses of $0.6 million in 2004 relate to severance costs incurred by the Company in relation to turnover of upper management and various fees and expenses incurred in finding new management personnel. Affiliate management fees of $0.8 million in 2004 relate to management fees to related parties primarily related to a consulting agreement at OED for the racino.

Gain on disposal of assets of $0.7 million in 2004 relates primarily to the disposal of slot machines during the fourth quarter of 2004.

Income from operations increased $7.3 million to $19.5 million in 2004 from $12.2 million in 2003. OED’s income from operations increased by $9.7 million due to the new racino operation as discussed above offset by lower income from operations of $2.4 million at Diamond Jo and corporate due primarily to lower net gaming revenues as described above.

Net interest expense, including loss on early retirement of debt and interest expense related to DJL’s redeemable preferred member interests, increased $39.7 million to $64.5 million in 2004 from $24.8 million in 2003. This increase is primarily due to the loss on early retirement of debt of $37.6 million related to our debt refinancing activities discussed below under “Liquidity and Capital Resources”. The remaining difference is primarily related to the timing the offering by OED of its 13% Senior Secured Notes due 2010 with Contingent Interest (the “OED Notes”), which occurred on February 25, 2003, and lower capitalized interest as the racino project was nearing completion. Interest expense of approximately $1.3 million and $2.2 million was capitalized as part of our construction of the racino during the years ended December 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

Cash Flows from Operating, Investing and Financing Activities

Our cash balance increased $2.3 million in 2005 to $12.8 million at December 31, 2005 from $10.5 million at December 31, 2004.

Cash flows from operating activities were $23.0 million in 2005, an increase of $42.8 million when compared to a use of $19.8 million in 2004. The increase is primarily due to tender and call premiums paid on the early retirement of debt of $23.1 million in 2004, an increase from working capital of $9.7 million due primarily to the timing of interest payments as a result of the refinancing of the Company’s long term debt during the second quarter of 2004 and a decrease in net loss to common member’s interest (excluding the $37.6 million loss on early retirement of debt in 2004 and depreciation and amortization noncash expense) of $8.0 million.

Cash flows used in investing activities in 2005 was $53.6 million consisting of cash outflows of (i) an increase in restricted cash — interest reserve and restricted cash — casino construction of $19.1 million related to the investment of proceeds from the DJW Notes into interest bearing cash equivalents whose distribution is restricted pursuant to the Cash Collateral and Disbursement Agreement, (ii) payments of approximately $25.9 million for construction and other development costs associated with the Worth County casino development project and the racino project at OED, (iii) net cash outflows of approximately $5.8 million used for capital expenditures mainly related to the development of our new OTBs at OED and the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures, (iv) business acquisition and license costs of $1.4 million primarily related to a $1.0 million license fee paid by DJW in June 2005 in connection with its gaming license granted in May 2005 and (v) a decrease in our restricted cash balance designated for purse settlements of $1.4 million.

Cash flows from financing activities in 2005 of $32.9 million reflects (i) proceeds from the offering of the DJW Notes of $40.0 million and (ii) net proceeds from borrowings under the revolver portion of the PGL Credit Facility of $9.9 million. These proceeds were offset by (i) aggregate principal payments under the term loan portion of the PGL Credit Facility of $4.0 million, (ii) aggregate principal payments on notes payable of $5.1 million, (iii) deferred financing fees paid of $3.3 million primarily related to the offering of the DJW Notes and (iv) member distributions of approximately $4.6 million.

Financing Activities

On March 1, 2006, DJW and DJWC entered into a $2.5 million senior secured revolving credit facility (the “DJW Credit Facility”) with American Trust & Savings Bank (the “Lender”) which permits DJW to request advances and letters of credit up $2.5 million (less amounts outstanding under letters of credit). Advances under the DJW Credit Facility bear an interest rate at DJW’s option of either LIBOR plus a margin 1.85%-2.20% or the Wall Street Journal prime rate less a margin of 1.0%, provided, however, that at no time shall the interest rate be lower than 5.0%. The DJW Credit Facility has a term that expires on March 1, 2010.

The DJW Credit Facility contains a number of restrictive covenants, including covenants that limit DJW’s ability to, among other things, incur or guarantee more debt and create liens. In addition, the DJW Credit Facility requires that, on an annual basis, DJW repay all advances (other than amounts designated under letters of credit) and such repayment of all advances must continue for a period of five days, after which, DJW will be allowed to resume requesting advances. The DJW Credit Facility also contains customary events of default, including nonpayment of principal and interest when due, violation of covenants, material inaccuracy of representations and warranties, bankruptcy events, and material judgments. Certain of the events of default are subject to a grace period.

DJW’s and DJWC’s obligations under the DJW Credit Facility are secured by a security interest in substantially all of DJW’s and DJWC’s tangible and intangible assets other than certain excluded assets, including the disbursement accounts created under the indenture governing the DJW Notes. The DJW Credit Facility is secured by substantially the same assets (other than the disbursement accounts) that secure the DJW Notes. The DJW Credit Facility is permitted indebtedness under the indenture governing the DJW Notes. Our chief executive officer agreed to unconditionally guarantee DJW’s payment obligations to the lender under the DJW Credit Facility.

Pursuant to an intercreditor agreement, the lien on the collateral securing the DJW Credit Facility is contractually senior to the lien on the collateral securing the DJW Notes and the related guarantees. The intercreditor agreement provides that the liens securing the DJW Notes and the related guarantees on any collateral that also secures the obligations under the DJW Credit Facility is subordinated to the liens securing up to $2.5 million under the DJW Credit Facility and related interest, fees, indemnities, costs and expenses. Under the intercreditor agreement, if the DJW Notes become due and payable prior to the stated maturity thereof for any reason or are not paid in full at the stated maturity thereof at a time during which indebtedness under the DJW Credit Facility has not been fully paid, the trustee under the DJW Notes indenture, as collateral agent under the related security documents, will only have the right to foreclose upon any collateral that also secures the obligations under the DJW Credit Facility if the Lender (with or without the Lender taking part in any such foreclosure) either (i) fails to take steps to exercise remedies with respect to or in connection with such collateral within 180 days following notice to the Lender of the occurrence of an Event of Default (as defined) under the DJW Notes indenture or (ii) fails to continue to pursue any such exercise of remedies while such Event of Default is then continuing and no insolvency proceeding is pending. The intercreditor agreement prevents the trustee under the DJW Notes indenture, as collateral agent under the related security documents, and the holders of the DJW Notes from pursuing remedies with respect to such collateral in all other instances during which indebtedness under the DJW Credit Facility has not be fully paid, including during any insolvency proceeding. The intercreditor agreement provides that the net proceeds from any disposition of the shared collateral will first be applied to repay indebtedness outstanding under the DJW Credit Facility and thereafter to repay all of the obligations of DJW, DJWC, and any subsidiary guarantors thereof under the DJW Notes.

In January 2006, DJW entered into a capital lease agreement with a slot machine manufacturer for the purchase of 50 slot machines for a gross purchase price of approximately $0.7 million. The capital lease requires equal lease payments for 12 months beginning in April 2006. The capital lease contains an option to purchase the machines at the end of the lease for one dollar.

In November 2005, DJW entered into agreements with various slot machine manufacturers to finance the purchase of 366 slot machines. The machines were purchased during the first quarter of 2006. Of the purchase price for the slot machines, $3.6 million was financed through a slot machine vendor with equal principal payments due over thirty-six months with zero percent interest for the first twenty-four months and 7.25% interest for the remaining twelve months with payments to begin in April 2006. The remaining $0.8 million of the purchase price of the slot machines was financed through another slot machine vendor with equal principal payments over twelve months and zero percent interest with payments to begin in May 2006. As there was no stated interest rate for the first twenty-four months on one of the notes and no stated interest rate on the other note, DJW used an imputed interest rate of 7.25% to establish the present value of the notes by discounting, at 7.25%, all future interest and principal payments on the notes. DJW considered the rates at which it could obtain financing of a similar nature from other sources at the date of the transaction and the stated interest rates, if any, within the slot machine purchase agreements when determining the imputed interest rate.

In July 2005, DJW completed a private placement of $40.0 million aggregate principal amount of DJW Notes. In connection with the offering of the DJW Notes, DJW was designated an “unrestricted subsidiary” by the Company under the indenture governing the Peninsula Gaming Notes, and DJW was released of its obligations under the PGL Credit Facility. The DJW Notes bear interest at a rate of 11% per year, payable semi-annually on April 15 and October 15 of each year.

The DJW Notes are secured by a pledge of the equity of DJW and DJWC and all of DJW’s current and future assets (with the exception of certain excluded assets), including the remaining unused proceeds from the offering of the DJW Notes which have been deposited into (i) a construction disbursement account, which is being used to help fund the construction of the casino and (ii) an interest reserve account, which is being used to pay the first two interest payments on the DJW Notes, the first of which was paid on October 15, 2005. The lien on the collateral that secures the DJW Notes (other than the construction disbursement and interest reserve accounts) is contractually subordinated to the liens securing up to $2.5 million of indebtedness under the DJW Credit Facility as defined below. The DJW Notes, which mature on April 15, 2012, are redeemable at the Company’s option, in whole or in part at any time or from time to time, on and after April 15, 2008 at certain specified redemption prices set forth in the indenture governing the DJW Notes. The indenture governing the DJW Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of the Company and its subsidiaries to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) consolidate or merge; (6) sell or otherwise transfer or dispose of assets; (7) enter into transactions with affiliates; (8) use proceeds of permitted asset sales and (9) change its line of business. Specifically, DJW is prohibited from making any dividends or other distributions to PGL, subject to certain limited exceptions. DJW is permitted to make dividends or other distributions to PGL to pay certain tax obligations. Further, DJW can make dividends and other distributions to PGL to pay corporate overhead or similar allocations or payments, including, but not limited to, tax preparation, insurance, accounting, licensure, legal and administrative fees and expenses not to exceed $0.5 million in any twelve month period. Finally, DJW can make dividends and other distributions not to exceed $1.0 million. Subject to the foregoing provisions, all of the net assets of DJW are restricted.

Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding DJW Notes may declare all unpaid principal and accrued interest on all of the DJW Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of DJW Notes will have the right to require the Company to purchase all or a portion of such holder’s DJW Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

On March 9, 2004, OED commenced a tender offer and consent solicitation to repurchase all of its outstanding 13% senior secured notes (“OED Notes”) and to solicit consents to certain proposed amendments to the indenture governing the OED Notes as set forth in OED’s Offer to Purchase and Consent Solicitation Statement, dated March 9, 2004. On March 19, 2004, the expiration date of the consent solicitation, OED received the requisite consents and tenders from holders of a majority of the aggregate principal amount of the outstanding OED Notes. The tender offer expired on April 5, 2004, and OED redeemed approximately $116.3 million principal amount of the OED Notes. At December 31, 2004, $6.9 million principal amount of OED Notes were outstanding. OED is the sole obligor under the OED Notes.

On April 16, 2004, DJL and PGC completed a private placement of $233 million principal amount of 8 ¾% senior secured notes due 2012 (the “Peninsula Gaming Notes”). The Peninsula Gaming Notes were issued at a discount of approximately $3.3 million. Interest on the Peninsula Gaming Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2004. Upon a corporate restructuring, the Company also became a co-issuer of the Peninsula Gaming Notes.

The Company used the net proceeds from the sale of the Peninsula Gaming Notes as follows (all payments based on outstanding balances as of April 16, 2004): (1) to irrevocably deposit funds into an escrow account to redeem all of DJL’s outstanding 12 ¼% senior secured notes (“DJL Notes”) in an amount (including call premium and accrued interest) of approximately $79.9 million; (2) to repurchase approximately $116.3 million principal amount of OED’s outstanding 13% senior secured notes for an aggregate amount (including tender premium, accrued interest and contingent interest) of approximately $134.6 million; (3) to pay accrued distributions on DJL’s outstanding preferred membership interests-redeemable of approximately $1.1 million; (4) to pay related fees and expenses of approximately $13.4 million; and (5) for general corporate purposes. As a result of the issuance of the Peninsula Gaming Notes, DJL incurred a loss of approximately $8.7 million consisting of the write-off of deferred financing fees of approximately $2.0 million, the payment of a call premium on the DJL Notes of approximately $5.7 million, interest on the DJL Notes of approximately $0.7 million and write-off of bond discount of approximately $0.3 million. In connection therewith, OED also incurred a loss of approximately $27.9 million consisting of the write-off of deferred financing fees of approximately $8.4 million, the payment of a tender premium on the OED Notes of approximately $16.3 million, write-off of bond discount of approximately $2.1 million and consent fees of approximately $1.1 million. In addition, OED and DJL wrote off $0.9 million of deferred financing fees related to the refinancing of the credit facilities discussed below.

The indenture governing the Peninsula Gaming Notes limits the Company’s ability to, among other things:

•                  incur more debt;

•                  pay dividends or make other distributions to PGP and DJW (for so long as DJW is an unrestricted subsidiary);

•                  redeem stock;

•                  make investments;

•                  create liens;

•                  enter into transactions with affiliates;

•                  merge or consolidate; and

•                  transfer or sell assets.

The Peninsula Gaming Notes are full and unconditional obligations of DJL as a co-issuer. PGL and PGC, also co-issuers, have no independent assets (other than PGL’s investment in its subsidiaries) or operations. The Peninsula Gaming Notes are also guaranteed, subject to the prior lien of the Company’s credit facility discussed below, by OED. Further, OED and DJL have pledged their equity interests as collateral. All of DJL’s and OED’s net assets are restricted except for $8.3 million at December 31, 2005 under the Peninsula Gaming Notes The Peninsula Gaming Notes do not limit DJL’s or OED’s ability to transfer net assets to the Company. Proceeds received from the issuance of the Peninsula Gaming Notes were allocated between DJL and OED, based on each company’s respective amount of senior debt refinanced and their respective shares of financing related fees and expenses. DJL was allocated approximately $86.7 million of debt, net of $1.3 million discount and OED was allocated approximately $143 million, net of $2.0 million discount.

On June 16, 2004, DJL and OED jointly entered into a loan and security agreement with Wells Fargo Foothill, Inc. as the arranger and agent which was later amended in November 2004 and July 2005 (as amended the “PGL Credit Facility”). The PGL Credit Facility consists of a revolving credit facility which permits DJL and OED to request advances and letters of credit up to the lesser of the maximum revolver amount of $50 million (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the combined EBITDA (as defined in the PGL Credit Facility) of OED and DJL for the twelve months immediately preceding the current month end multiplied by 150% and the combined EBITDA of OED and DJL for the most recent quarterly period annualized multiplied by 150%. At December 31, 2005, the maximum revolver amount was $50.0 million. The available borrowing amount at December 31, 2005, after reductions for amounts borrowed and letters of credit outstanding at DJL and OED, was $25.5 million. As of December 31, 2005, DJL had $6.7 million outstanding advances under the revolver portion of the PGL Credit Facility and outstanding letters of credit of approximately $0.5 million. As of December 31, 2005, OED had $17.1 million outstanding under the revolver portion of the PGL Credit Facility and outstanding letters of credit of approximately $0.2 million.

The PGL Credit Facility also contains a term loan in the amount of $8.7 million at December 31, 2005. The term loan is secured by certain assets of the Company and requires monthly payments of $0.3 million starting July 1, 2004 until the full balance is paid, with a maturity no later than June 16, 2008. The term loan has an interest rate equal to the Wells Fargo prime rate plus 2.5% (current rate of 9.75%); however, at no time shall the interest rate be lower than 6.0%.

DJL and OED are jointly and severally liable under the PGL Credit Facility and such borrowings are collateralized by substantially all assets of OED and DJL. Borrowings under the PGL Credit Facility are guaranteed by PGL and PGC.

The PGL Credit Facility contains a number of restrictive covenants, including covenants that limit DJL’s and OED’s ability to, among other things: (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its capital stock; (4) dispose of certain assets; (5) guarantee the debt of others; (6) pay dividends or make other distributions; (7) make investments; and (8) enter into transactions with affiliates. The PGL Credit Facility also contains financial covenants including a minimum combined EBITDA (as defined by the PGL Credit Facility) of DJL and OED and limitations on capital expenditures at DJL and OED.

Specifically, DJL and OED are prohibited from making any dividends or other distributions to PGL or any of PGL’s unrestricted subsidiaries, subject to certain limited exceptions. DJL and OED are permitted to make dividends or other distributions to PGL to pay certain tax obligations. Further, DJL and OED can make dividends and other distributions to PGL to pay costs related to certain tax preparation, accounting, legal and administrative fees and expenses. Additionally, DJL and OED may make dividends and other distributions to PGL in respect of certain payments under management agreements and to pay reasonable directors’ or managers’ fees and expenses, so long as any payments with respect to any management agreement or certain employee, consulting or similar agreements do not, in the aggregate, in any fiscal year exceed the lesser of (a) 4.0% of DJL and OED’s combined EBITDA (as defined in the PGL Credit Facility) and (b) $4.0 million. DJL and OED may also make dividends or other distributions to PGL so that PGL, subject to certain limitations, can repurchase, redeem or otherwise acquire equity interests in PGL or its restricted subsidiaries (as defined in the PGL Credit Facility) from its respective employees, members or managers.

In September 2004, the Company entered into agreements with various slot machine manufacturers to finance the purchase of slot machines, for a total purchase price of approximately $8.0 million which was financed through a slot machine vendor with equal principal payments due over thirty-six months with zero percent interest for the first twenty-four months and 7.4% interest for the remaining twelve months. As there was no stated interest rate for the first twenty-four months on the note, the Company used an imputed interest rate of 7.4% to establish the present value of the notes by discounting, at 7.4%, all future interest and principal payments on the notes. The Company considered the rates at which the Company could obtain financing of a similar nature from other sources at the date of the transaction and the stated interest rates, if any, within the slot machine purchase agreements when determining the imputed interest rate.

General

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from OED’s casino and racetrack operations, (ii) cash flows from DJL’s casino operations (iii) available borrowings under the PGL Credit Facility and (iv) remaining net proceeds from the offering of the DJW Notes ($16.9 million at December 31, 2005). The available borrowing amount at December 31, 2005, after reductions for amounts borrowed and letters of credit outstanding at OED and DJL was $25.5 million.

We expect our capital expenditures in 2006, excluding any amounts related to the OTB projects and the remaining development of the new gaming property in Worth County, Iowa to be approximately $5.4 million. Remaining capital expenditures in 2006 related to the development of our new gaming property in Worth County, Iowa and OTB’s in Louisiana are expected to be approximately $21.4 million and $1.5 million, respectively. Our debt maturities are expected to be approximately $11.2 million and our payment for DJW’s gaming license will be $1.0 million in 2006. Based on our cash on hand, expected cash flows from operations and our available sources of financing, we believe we will have adequate liquidity to satisfy our operating needs and service our outstanding indebtedness for the next twelve months.

Our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries; (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds or to transfer or dispose of assets; (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) our ability to adapt to changes in the gaming industry which affect the markets in which we operate could be limited.

Contractual Obligations and Commitments and Contingent Liabilities

Our future contractual obligations and commitments at December 31, 2005 were as follows (in millions of dollars):

	Payments due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter

Long-Term Debt	$324.1	$11.2	$31.9	$8.0	$273.0
Interest on Long-Term Debt	166.2	28.7	54.7	50.8	32.0
Operating Leases	3.1	0.9	1.0	0.4	0.8
Purchase Commitments	8.9	2.7	4.7	1.5	—
Gaming License	4.0	1.0	2.0	1.0	—
Litigation Settlement and Other	1.7	1.5	0.1	0.1	—
Total Contractual Cash Obligations	$508.0	$46.0	$94.4	$61.8	$305.8

The following shows our contingent obligations at December 31, 2005 based on expiration dates (in millions):

	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter

Standby letters of credit	$0.7	—	—	—

Off-Balance Sheet Transactions

Other than as disclosed above, we do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, cash flows, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality and Inflation

Our operations are subject to seasonal fluctuations. Our Iowa operations are typically weaker from November through February as a result of adverse weather conditions, and are typically stronger from March through October. Our Louisiana operations are also subject to seasonal fluctuations. Our horse racing operations are usually stronger during live racing season which generally runs from February through October. In general, our payroll and general and administrative expenses are affected by inflation. Although inflation has not had a material effect on our business to date, we could experience more significant effects of inflation in future periods.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets—an amendment of Accounting Principles Board Opinion No. 29”. This statement is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement amends Accounting Principles Board Opinion 29 to eliminate the exception for recording gains and losses for nonmonetary exchanges of similar productive assets. This statement will apply to all nonmonetary exchanges of similar productive assets beginning January 1, 2006 and will result in gains and losses being recorded for such exchanges.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Shared-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for the Company beginning on January 1, 2006. Based on historical patterns of grants, the Company does not believe the impact of applying the various provisions of SFAS No. 123R will be material.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We periodically evaluate our policies and the estimates and assumptions related to these policies. All of our subsidiary companies operate in a highly regulated industry. In our Iowa and Louisiana operations, we are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or credit cards, which by their nature do not require complex estimates. We estimate the useful lives for our depreciable assets. We also estimate certain liabilities including our slot club and coupon liabilities and self-insured medical and workers compensation liabilities. We believe that these estimates are reasonable based on our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

Understanding our critical accounting policies and related risks is important in evaluating our financial conditions and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during 2005.

Goodwill, Intangible and Other Long-Lived Assets. We evaluate our goodwill, intangible and other long-lived assets for impairment on a periodic basis. For goodwill and intangible assets with indefinite lives, we compare the carrying values to fair values on an annual basis or sooner if an indication of impairment exists. Other long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate a possible impairment. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment loss is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

Our intangible assets consist of our tradename and our slot machine and electronic video game and horse racing licenses related to our operations at OED and our gaming license at DJW. We intend to use the OED tradename for the foreseeable future and our OED and DJW licenses are renewable subject to our compliance with state gaming and racing regulations. Our intangible assets, therefore, have been determined to have indefinite lives and are not amortized. Should these assets in the future be determined to have finite lives because of our decision to discontinue the use of the OED tradename or our inability to renew our licenses at OED or DJW, the intangible assets could become impaired and require an impairment charge and any unimpaired amounts would be amortized over their remaining useful lives.

There are several estimates, assumptions and decisions in measuring impairments of long-lived assets. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold, it is more likely that an impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management has some discretion in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

Goodwill and intangible assets are subject to impairment by, among other factors, significant changes in gaming tax rates, competition and regulatory requirements; lack of license renewals; lack of voter reapproval in Iowa; and changes in the way we use our OED tradename. During the first quarter of 2005, 2004 and 2003, we completed the impairment testing of all of our goodwill and intangible assets with indefinite lives and no impairments were indicated. We are required to perform an analysis of our goodwill and intangible assets at least on an annual basis. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods.

Litigation. An estimated loss from a loss contingency is recorded when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires the use of judgment as to the probability of the outcome and the amount. Many legal contingencies can take years to be resolved. An adverse outcome could have a material impact on our financial condition, operating results and cash flows.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility. As of December 31, 2005, the Company had $32.5 million in outstanding borrowings under the PGL Credit Facility, including borrowings under the term loan portion of such facility that have variable interest rates. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $58.7 million) and if market rates of interest on our variable rate debt increased by 100 basis points, the estimated additional annual interest expense would be approximately $0.6 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowings. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed and variable rate debt borrowings as of December 31, 2005

(dollars in millions):

Description	Maturity	Interest Rate	Carrying Value	Fair Value

8 ¾% senior secured notes	April 15, 2012	8 ¾ %	$230.3	$229.5	*
13% senior secured notes with contingent interest of OED	March 1, 2010	13%	6.8	6.9
11% senior secured notes	May 11, 2012	11%	40.0	40.0
Revolving line of credit	June 16, 2008	7 ¾ %	23.8	23.8
Term loan	June 16, 2008	9 ¾ %	8.7	8.7
Note payable	October 1, 2010	8 ¾ %	2.8	2.8
Note payable	October 1, 2007	0%	2.3	2.4
Note payable	October 1, 2007	0%	2.4	2.5
Preferred members’ interest, redeemable	October 13, 2006	9%	4.0	4.0

*                 Represents fair value as of December 31, 2005 based on information provided by an independent investment banking firm.

ITEM 8.                                                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent registered public accounting firm, financial statements and the notes thereto and the financial statement schedule are included beginning on page F-1.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act) as of December 31, 2005, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal controls. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting during our fourth quarter.

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 10.                                            DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Executive Officers and Managers

PGP is the Company’s sole managing member. The following table sets forth the names and ages of the executive officers of the Company, DJL and PGC and of the managers of PGP.

Name	Age	Position

M. Brent Stevens	45	Chief Executive Officer of the Company and Chairman of the Board of Managers of PGP
Michael S. Luzich	51	President and Secretary of the Company, DJL and PGC and Manager of PGP
Jonathan C. Swain	40	Chief Operating Officer of the Company, DJL and PGC
Natalie A. Schramm	35	Chief Financial Officer of the Company, DJL and PGC
Marcia S. Seligman	52	Corporate Legal Counsel of the Company, DJL and PGC
Terrance W. Oliver	56	Manager of PGP
Andrew Whittaker	44	Manager of PGP

Management Profiles

Following is a brief description of the business experience of each of the individuals listed in the preceding table. Presently, PGP’s board of managers is comprised of five managers; however, the fifth manager has not been appointed.

M. Brent Stevens. Mr. Stevens is our Chief Executive Officer and is the Chairman of the Board of Managers of PGP, which offices he has held since 1999. Mr. Stevens also serves as Chief Executive Officer of DJL and OED. Since 1990, Mr. Stevens has been employed by Jefferies & Company, Inc., and presently is an Executive Vice President in the Investment Banking department.

Michael S. Luzich. Mr. Luzich is our President and Secretary and has been a manager of PGP since 1999. Mr. Luzich also serves as President and Secretary of DJL and OED, which offices he has held since 1999. Mr. Luzich is the founder and President of the Cambridge Investment Group, LLC, an investment and development company located in Las Vegas, Nevada. Prior to October 1995, Mr. Luzich was a founding partner and director of Fitzgeralds New York, Inc. and Fitzgeralds Arizona Management, Inc., which are development companies responsible for the Turning Stone Casino near Syracuse, New York for the Oneida Tribe and the Cliff Castle Casino near Sedona, Arizona for the Yavapai-Apachi Tribe, respectively.

Jonathan C. Swain. Mr. Swain was hired as Chief Operating Officer of PGL in July 2004. Mr. Swain served from 2000 through July 2004 as Vice President and General Manager of three Station Casinos properties including, Palace Station, Santa Fe Station and Sunset Station, the largest property of Station Casinos Inc., a hotel and gaming company headquartered in Las Vegas, Nevada. In 1999 and 2000, Mr. Swain served as Vice President and General Manager of the Hard Rock Hotel and Casino in Las Vegas. From 1995 through 1999, Mr. Swain worked for the Aztar Resorts Inc., serving as the Corporate Vice President of Marketing and President of the Las Vegas Tropicana. Aztar Resorts, Inc. is a hotel and gaming company headquartered in Phoenix Arizona. From 1993 to 1995, Mr. Swain served as Vice President of Marketing and as Executive Director of International Marketing with the Trump Taj Mahal in Atlantic City, New Jersey.

Natalie A. Schramm. Ms. Schramm is our Chief Financial Officer, which office she has held since 1999. Ms. Schramm also serves as Chief Financial Officer of DJL and OED. Ms. Schramm served as Assistant General Manager of DJL from April 1, 2000 to December 31, 2002. On January 1, 2003, Ms. Schramm was appointed General Manager of DJL. Ms. Schramm joined our predecessor, Greater Dubuque Riverboat Entertainment Company, L.C., in November 1996 and was formerly employed by Aerie Hotels and Resorts in Oak Brook, Illinois as Corporate Accounting Manager since 1992. She was responsible for the corporate accounting functions of the Silver Eagle, the Eagle Ridge Inn and Resorts, located in Galena, Illinois and the Essex Hotel, located in Chicago, Illinois. She served as Internal Audit Manager for the Silver Eagle and was a member of a development team that successfully pursued a riverboat gaming license in Indiana.

Marcia S. Seligman.  Ms. Seligman was our Vice President and Corporate Counsel, which office she held since October 2004.  Ms. Seligman was formerly in private practice with an emphasis in corporate and real estate law from 1997 to 2004.  Prior to 1997, Ms. Seligman was Vice President and General Counsel of Grand Casinos, Inc., a publicly held company that owned casinos in Mississippi and managed Native American casinos in Louisiana, Minnesota and Mississippi.  Previous to her experience at Grand Casinos, Inc., Ms. Seligman served as Director of Legal Services of General Growth Management, Inc., a shopping center owner and developer based in Chicago, Illinois. Ms. Seligman resigned from the Company effective February 28, 2006.

Terrance W. Oliver. Mr. Oliver is a manager of PGP, which office he has held since 1999. Since 1993, Mr. Oliver has served as a director of and consultant to Mikohn Gaming Corporation, a gaming equipment manufacturer headquartered in Las Vegas. From 1988 until 1993, Mr. Oliver served as Chairman of the Board to the predecessor company of Mikohn. From 1984 until 1996, Mr. Oliver was a founding shareholder, board member and executive officer of Fitzgeralds Gaming Corporation. Mr. Oliver retired as the Chief Operating Officer of Fitzgeralds Gaming Corporation in 1996.

Andrew Whittaker. Mr. Whittaker is a manager of PGP, which office he has held since 1999. Since 1990 Mr. Whittaker has been employed by Jefferies & Company, Inc., where he is presently a Vice Chairman.

Audit Committee

Terrance W. Oliver and Andrew Whittaker serve on the Company’s audit committee. The board of directors of the Company has determined that each of Messrs. Oliver and Whittaker is an “audit committee financial expert” as that term is used in Item 401(h)(2) of Regulation S-K adopted by the SEC. Although the Company is not a “listed issuer” within the meaning of Rule 10A-3 under the Exchange Act, the board of directors of the Company has determined that Mr. Oliver would be considered an “independent” director within the meaning of the rules of the New York Stock Exchange for listed companies and within the meaning of Rule 10A-3 under the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to our chief executive officer, chief financial officer, controller or persons performing a similar function. A copy of our code of ethics may be obtained, free of charge, upon written request to our principal place of business.

ITEM 11.                                            EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the years indicated concerning the compensation paid to our Chief Executive Officer, all other executive officers and certain other highly paid key employees, for services rendered in all capacities to PGL, DJL and OED, as applicable, during such periods.

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($) (1)	Other Annual Compensation ($)		Long-term Compensation	All other Compensation ($)

M. Brent Stevens	2005	$—		$—	$—		$—	$—	(2)
Chief Executive Officer	2004	—		—	—		—	—	(2)
	2003	—		—	—		—		(2)

Michael S. Luzich	2005	—		—	—		—		(2), (3)
President and Secretary	2004	—		—	—		—		(2), (3)
	2003	—		—	—		—		(2), (3)

Jonathan C. Swain	2005	400,000		300,000	10,167	(4)	—	31,808	(6)
Chief Operating Officer	2004	169,231		210,000	4,069	(4)	—	—

George T. Papanier	2005						—
Chief Operating Officer	2004	206,044			1,307	(5)	—	6,000	(6)
	2003	375,000		200,000	9,350	(5)	—	6,000	(6)

Natalie A. Schramm	2005	230,000		145,000	10,167	(4)	—	27,457	(7)
Chief Financial Officer	2004	187,923		115,000	2,066	(4)	—	9,360	(7)
	2003	149,531		80,000			—	9,360	(7)

Marcia S. Seligman	2005	141,997		20,000	—		—	10,259	(6)
Corporate Legal Counsel	2004	29,231		5,000	—		—	—

Michael Howard	2005	230,359		112,500	—		—	12,993	(8)
General Manager of Evangeline Downs Racetrack & Casino	2004	82,036	(9)	7,500	—		—	—

(1)                                  Bonus amounts reflect compensation in the fiscal year earned regardless of the year in which paid. See “Executive Compensation—Compensation of Managers.”

(2)                                  Mr. Stevens and Mr. Luzich receive board of manager fees for their services as managers on the board of managers of PGP. See “Executive Compensation — Compensation of Managers.”

(3)                                  Mr. Luzich receives compensation pursuant to a consulting agreement with PGP and OED. See “Executive Compensation — Employment and Consulting Agreements.”

(4)                                  Represents automobile allowances and premiums paid on life insurance.

(5)                                  Represents automobile allowances.

(6)                                  Represents matching contributions made by the Company to our 401(k) plan and/or deferred compensation plan.

(7)                                  Represents matching contributions made by the Company to our 401(k) plan, deferred compensation plan and club membership fees.

(8)                                  Represents matching contributions made by OED to our 401(k) and deferred compensation plans.

(9)                                  Mr. Howard began employment with OED in September 2004.

Employment and Consulting Agreements

Michael S. Luzich-President and Secretary

Mr. Luzich is party to a consulting agreement with PGP and OED pursuant to which he is entitled to receive compensation in an aggregate annual amount equal to (a) 2% of DJL’s unconsolidated earnings before interest, taxes, depreciation, amortization and other non-recurring charges, plus (b) 2.5% of OED’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges plus (c) 2.5% of earnings before interest, taxes, depreciation, amortization and other non-recurring charges of any future gaming operations acquired, directly or indirectly, by PGP. The consulting agreement has a one-year term and, subject to the occurrence of various termination events, is renewable automatically for successive one-year terms. Under this agreement, Mr. Luzich is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. For the years ended 2005, 2004 and 2003, Mr. Luzich received $328,705, $439,524 and $289,153, respectively, from PGP and $425,000 and $625,000 from OED during the years ended December 31, 2005 and 2004, respectively, under his consulting agreements. In addition, at December 31, 2005, OED accrued $127,505 related to Mr. Luzich’s 2005 consulting fee which was paid in February 2006.

George T. Papanier-Former Chief Operating Officer

In July 2000, Mr. Papanier commenced employment with DJL. Under the terms of his employment, Mr. Papanier was entitled to receive a base annual salary in an amount determined by the Board of Managers of PGP each year. Mr. Papanier’s base annual salary for the 2003 fiscal year was $375,000. In addition to his base salary, Mr. Papanier was entitled to receive an annual cash bonus based on specified performance criteria with respect to the prior fiscal year and determined by the Board of Managers of PGP. Mr. Papanier was paid a bonus of $200,000 in February 2004 in respect of performance in the 2003 fiscal year. Mr. Papanier was not a party to a written employment agreement with us. Mr. Papanier resigned from the Company effective June 20, 2004, and he received a pro rata portion of his annual base salary for 2004 from the beginning of 2004 through June 20, 2004.

Jonathan C. Swain-Chief Operating Officer

In July 2004, Mr. Swain entered into an employment agreement with PGL to serve as Chief Operating Officer. Under the terms of his employment agreement, Mr. Swain is entitled to receive from PGL a base annual salary of $400,000 during his first twelve months of employment, plus a cash bonus of $30,000 upon commencing his employment, an additional $30,000 in October 2004 and an additional $180,000 of which 25% vested upon signing of his employment agreement and the remaining 75% vests equally over a three year period. In addition to the base salary, Mr. Swain is entitled to receive an annual cash bonus ranging from $100,000 to $300,000 payable by PGL based on his performance during the previous fiscal year, which shall be consistent with the bonus plan in place for similarly situated executive officers of PGL. Mr. Swain was paid a bonus of $300,000 in February 2006 for his performance in the 2005 fiscal year and $150,000 in February 2005 for his performance in the 2004 fiscal year. Mr. Swain has also been granted 6% of PGP’s profits interests under PGP’s 2004 Amended and Restated Incentive Unit Plan (“IUP”). These interests will vest over the term of his employment agreement and upon the achievement of certain financial targets of the Company. Upon any termination of Mr. Swain’s employment, Mr. Swain is entitled at his option to cause the Company to redeem all vested membership interests granted to him under the IUP for cash at their fair market value at the time of termination of employment See “Executive Compensation—PGP Incentive Unit Plan”. Mr. Swain’s employment agreement has an initial term of three years.

Natalie A. Schramm-Chief Financial Officer

In July 2004, Ms. Schramm entered into an employment agreement with PGL. Under the terms of her employment agreement, Ms. Schramm is entitled to receive from PGL a base annual salary of $230,000 in the twelve months beginning July 1, 2004, which will be adjusted upward annually by not less than 5% of the prior year’s compensation. In addition to the base salary, Ms. Schramm is entitled to receive an annual cash bonus payable by PGL based on her performance during the previous fiscal year, which shall be consistent with the bonus plan in place for similarly situated executive officers of PGL.

Ms. Schramm has also been granted 1.5% of PGP’s profits interests under PGP’s IUP. These interests will vest over the term of her employment agreement and upon the achievement of certain financial targets of the Company. Upon any termination of Ms. Schramm’s employment, Ms. Schramm is entitled at her option to cause the Company to redeem all vested membership interests granted to her under the IUP for cash at their fair market value at the time of termination of employment See “Executive Compensation—PGP Incentive Unit Plan”. Ms. Schramm’s employment agreement has an initial term of three years.

Marcia S. Seligman-Former Corporate Legal Counsel

In October 2004, Ms. Seligman entered into an employment agreement with PGL. Under the terms of her employment agreement, Ms. Seligman was entitled to receive from PGL a base annual salary of $140,000 in the twelve months beginning October 1, 2004. In addition to the base salary, Ms. Seligman was entitled to receive an annual cash bonus payable by PGL based on her performance during the previous fiscal year. Ms. Seligman resigned from the Company effective February 28, 2006, and she received a pro rata portion of her annual base salary for the 2006 fiscal year from the beginning of the 2006 fiscal year through February 28, 2006.

Michael Howard-General Manager of Evangeline Downs Racetrack and Casino

In September 2004, Mr. Howard entered into an employment agreement with OED. Under the terms of his employment agreement, Mr. Howard is entitled to receive from OED a base annual salary of $225,000 in the twelve months beginning September 5, 2004. In addition to the base salary, Mr. Howard is entitled to receive an annual cash bonus payable by OED of up to $10,000 for services performed in 2004 and based on his performance during the previous fiscal year and ranging from $25,000 to $112,500 for services performed 2005 and thereafter.

Compensation of Managers

All managers serving on the Board of Managers are reimbursed for their travel and out-of-pocket expenses related to their attendance at Board of Managers meetings and receive annual payments of $25,000 (other than Mr. Stevens who receives $175,000 annually per gaming property). Mr. Stevens received Board of Managers fees of $525,000, $350,000 and $350,000 in 2005, 2004 and 2003, respectively. During 2005 the Company expensed $0.4 million, as an affiliate management fee, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

PGP Incentive Unit Plan

PGP has adopted an incentive unit plan (as amended and restated, the “Plan”) to provide for the grant of profits interests to existing and future executive officers, managers, employees, and members of PGP and its subsidiaries. Generally, profits interests granted under the Plan will be subject to terms and conditions customary for such plans, which may include vesting requirements, transfer restrictions, satisfaction of budget related performance criteria and similar conditions and qualifications, in each case, as approved by PGP’s board of managers or a subcommittee thereof. Holders of profits interests issued under the Plan will be entitled to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant), and distributions on liquidation only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant. Under the terms of the IUP, PGP may grant profits interests from time to time representing up to 15.5% of its outstanding capital interests on a fully diluted basis.

At a meeting of the board of managers of PGP held on February 25, 2005, PGP approved grants of profits interests under the Plan to certain executive officers of PGP and/or its subsidiaries aggregating 10.50% of the outstanding membership units of PGP on a fully diluted basis, of which 4% was awarded to Mr. Stevens, 4% was awarded to Mr. Luzich, 2% was awarded to Mr. Swain and 0.5% was awarded to Ms. Schramm. The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions. At such meeting, the board of managers of PGP also approved the grant of profits interests outside of the Plan (on terms substantially similar to those awarded under the Plan) to each of Messrs. Stevens and Luzich representing 1.5% of the outstanding membership units of PGP on a fully diluted basis.

At a meeting of the board of managers of PGP held on September 12, 2005, PGP approved awards of profits interests under the Plan to certain executive officers of PGP and/or its subsidiaries aggregating 5.0% of the outstanding membership units of PGP on a fully diluted basis, of which 4% was awarded to Mr. Swain and 1.0% was awarded to

Ms. Schramm.  The terms of the awards include specified vesting schedules based on the achievement by PGP of certain financial performance targets, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions.

Compensation Committee Interlocks and Insider Participation

We have no standing compensation committees. All compensation decisions are made by the executive committee of the Board of Managers.

ITEM 12.                                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PGP currently owns all of the Company’s outstanding common membership interests and is the sole managing member of the Company.

Greater Dubuque Riverboat Entertainment Company holds 100% of DJL’s issued and outstanding preferred membership interests, which, subject to limited exceptions, have no voting rights, except as required by applicable law. On July 15, 1999, PGP issued 499,982 convertible preferred membership interests, each of which is initially convertible into one PGP non-voting common membership interest, representing in the aggregate 33.33% of the fully diluted common membership interests of PGP on such date. In November 2005 and May 2004, PGP repurchased 35,210 and 147,553 units, respectively, of its convertible preferred membership interests from an unrelated third party. PGP does not have outstanding any of its non-voting common membership interests.

Unless otherwise indicated, the address of each manager or executive officer of PGP is c/o Diamond Jo, LLC, 400 East Third Street, P.O. Box 1750, Dubuque, Iowa, 52001-1750.

The table below sets forth, as of December 31, 2005, information regarding the beneficial ownership of the voting common membership interests of PGP by:

(a)                                  each person or entity known by us to own beneficially 5% or more of the common membership interests of PGP;

(b)                                 each manager and executive officer of PGP; and

(c)                                  all managers and executive officers of PGP as a group.

The following information is helpful to an understanding of, and qualifies the beneficial ownership data contained in, the table set forth below. Mr. Stevens holds 358,905 PGP common membership interests directly and 413,333 PGP common membership interests indirectly through PGP Investors, LLC, a Delaware limited liability company. Mr. Stevens is the sole managing member of PGP Investors, LLC and exercises voting and investment power over the PGP common membership interests owned by PGP Investors, LLC. Mr. Stevens and Mr. Whittaker, managers of PGP, are an Executive Vice President and a Vice Chairman, respectively, of Jefferies & Company, Inc., the initial purchaser of the Peninsula Gaming and DJW Notes (“Initial Purchaser”). In addition, the Initial Purchaser and some of its affiliates, officers and employees are members of PGP Investors, LLC. Mr. Whittaker holds an economic interest in approximately 41,667 PGP common membership interests indirectly through his membership in PGP Investors, LLC, but does not exercise voting or investment power with respect to these PGP common membership interests. Mr. Oliver holds his interest through The Oliver Family Trust. The total holdings of all managers and executive officers as a group includes the 413,333 PGP common membership interests held by PGP Investors, LLC, over which Mr. Stevens exercises voting and investment power.

Name and Address of Beneficial Owner	Voting Common Membership Interests Beneficially Owned	Percent of Class

M. Brent Stevens c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	752,915	57.61%

PGP Investors, LLC(1) 11100 Santa Monica, 10th Floor Los Angeles, CA 90071	413,333	31.63%

Michael S. Luzich c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	414,581	31.72%

Terrance Oliver c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	15,000	1.15%

Andrew Whittaker(1) c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	41,667	3.19%

Jonathan Swain c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	99,543	7.62%

Natalie Schramm c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	24,886	1.90%

All managers and executive officers as a group (7 persons)	1,000,000	100.00%

(1)                                  These interests are attributable to Mr. Stevens and are included in the calculation of his beneficial ownership and percentage of ownership data.

ITEM 13.                                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Dubuque Racing Association

The DRA is a not-for-profit corporation organized for the purpose of operating DGP, a pari-mutuel greyhound racing facility in Dubuque, Iowa. During 2005, DJL entered into an amendment to its operating agreement under the joint gambling license (the “Amended Operating Agreement”) with the DRA. The Amended Operating Agreement provides for, among other things, the following:

•                  The DRA is authorized to install up to 1,000 slot machines and add up to 20 table games at DGP;

•                  Extension of the operating agreement through December 31, 2018;

•                  From the date that DGP commences operation of table games and continuing until December 31, 2008, DRA shall pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions; and

•                  DJL will continue to pay to DRA the sum of $.50 for each patron admitted on the boat through 2008. During 2005, 2004 and 2003, these payments approximated $0.5 million. Commencing January 1, 2009, DJL shall pay to DRA 3% of DJL’s adjusted gross receipts. If however, DJL elects to move its operations to a barge facility, upon commencement of operations as a barge facility, DJL will be required to pay to DRA 4.5% of DJL’s adjusted gross receipts.

Relationship with the City of Dubuque, Iowa

During 2005, DJL entered into an agreement with the City of Dubuque, Iowa which provides for, among other things, the following:

•                  The extension of the lease of real property around the Diamond Jo through 2018. The current lease calls for lease payments of $25,000 annually through 2008. Effective January 1, 2009, the lease payments increase to $250,000 annually. If at any time DJL elects to move its operations to a barge facility, the lease payments increase to $500,000 annually. However, under DJL’s operating agreement with the DRA, the DRA is required to reimburse DJL for all lease payments paid to the city as described in this paragraph; and

•                  The option for DJL to build a barge facility within the Port of Dubuque (which is where the Diamond Jo is currently docked).

Relationship with Worth County Development Authority

Worth County Development Authority (“WCDA”), a not-for-profit corporation organized for the purpose of serving as a qualified sponsoring organization first received a gaming license in 2005 and serves as the “qualified sponsoring organization” of DJW. Under the terms of an Operator’s Agreement between DJW and WCDA (the “WCDA Agreement”), DJW will develop, own and operate a new casino in Worth County, Iowa. In addition, DJW shall be required to make advancements to WCDA of $5,000 per month beginning in November 2003 until commencement of operations at the new casino. Upon commencement of operations at the new casino, DJW shall pay WCDA 5.76% of the casino’s adjusted gross receipts. Such payments shall be offset by amounts advanced under the WCDA Agreement to WCDA prior to commencement of operations.

Relationship with Initial Purchaser

Andrew Whittaker, a Vice Chairman of the Initial Purchaser, is a manager of PGP. M. Brent Stevens, our Chief Executive Officer and an Executive Vice President of the Initial Purchaser, is also a manager of PGP and Chairman of the Board of Managers of PGP. Due to these relationships, those individuals may receive money from us or our affiliates for management fees and other amounts paid by us to PGP. In addition, the Initial Purchaser received fees and expenses from the Company in connection with the offering of the Peninsula Gaming Notes, DJW Notes and OED Notes.

DJW Credit Facility Guarantee

In connection with entering into the DJW Credit Facility, our chief executive officer agreed to unconditionally guarantee DJW’s payment obligations to the lender thereunder.  For more information regarding the DJW Credit Facility, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

Managing Member Indemnification

Under our operating agreement and the operating agreement of PGP, we and PGP have agreed, subject to few exceptions, to indemnify and hold harmless PGP and the members of PGP, as the case may be, from liabilities incurred as a result of their positions as our sole manager and as members of PGP.

Operating Agreement of PGP

In accordance with PGP’s operating agreement, the Board of Managers is composed of five individuals, two of whom must be independent managers. At any time that M. Brent Stevens, together with any entity controlled by Mr. Stevens, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Stevens is entitled to designate three of PGP’s managers, including one of the two independent managers. The two independent managers are required to serve as members of the independent committee. Under PGP’s operating agreement, PGP Advisors, LLC, a Delaware limited liability company, of which Mr. Stevens is the sole managing member, may render financial advisory and consulting services to PGP and is entitled to receive commercially reasonable fees for the services consistent with industry practices. To date, PGP has not entered into any such arrangements with Mr. Stevens. At any time that Michael Luzich, together with any entity controlled by Mr. Luzich, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Luzich is entitled to designate two of PGP’s managers, including the other independent manager. In consideration for their execution of personal guarantees to provide credit support for OED’s credit facilities, each of Messrs. Luzich and Stevens were granted profits interests of 1.5% of PGP’s fully diluted membership interests by PGP’s board of managers. Messrs. Stevens and Luzich are entitled to receive distributions on liquidation in respect of such profits interests only to the extent of any appreciation in the fair market value of PGP interests since the date of grant of such profits interests.

Presently, the Board of Managers is composed of four managers. If not appointed earlier, a fifth manager may be appointed by Mr. Stevens at a future meeting of managers. A manager may resign at any time, and the member who designates a manager may remove or replace that manager from the Board of Managers at any time.

On May 21, 2003, PGP’s operating agreement was amended to create an executive committee consisting of Messrs. Luzich and Stevens. Under the amendment, the executive committee manages our business and affairs. The executive committee meets weekly or as otherwise agreed upon between Messrs. Luzich and Stevens. Other than with respect to any officers whose responsibilities include any project or real estate development, all executive officers of PGP and OED shall report to the Chief Executive Officer of PGP. The executive committee shall, subject to the approval of the Board of Managers, unanimously approve the engagement of all of our executive officers (whose compensation exceeds $100,000 annually), attorneys and accountants. In the event that the executive committee is unable to reach a unanimous determination as to any such engagement within a reasonable period of time, the executive committee shall submit the prospective engagement to the independent managers the Board of Managers board, whose determination shall be final.

At a meeting of the Board of Managers held on February 25, 2005, PGP approved certain amendments to its operating agreement to permit certain amendments to PGP’s 2004 Incentive Unit Plan, including increasing the percentage of profits interests issuable under such plan from 10% to 12% of PGP’s outstanding membership interests on a fully diluted basis. The Board of Managers approved an additional amendment to its operating agreement on September 12, 2005 to increase the percentage of profits interests issuable under the 2004 Incentive Unit Plan to 15.5% of PGP’s outstanding membership interests on a fully diluted basis

Management Services Agreement — DJL, OEDA and OED

DJL and OEDA (together, the “Operators”) manage and operate OED’s racino near Lafayette, Louisiana and OED’s OTBs pursuant to a management services agreement. Although the Operators may obtain services from affiliates to the extent necessary to perform their obligations, the Operators are fully responsible for all obligations under the agreement. Fees under the management services agreement are shared between DJL and OEDA, with DJL receiving 75% and OEDA receiving 25% of such fees.

Pursuant to the terms of the management services agreement, the Operators are entitled to receive pre-opening service fees equal to $40,000 per month, commencing June 27, 2001. The Operators are also entitled to be reimbursed for all reasonable and documented out-of-pocket expenses permitted to be incurred under the management services agreement, including, but not limited to, tax preparation, accounting, legal and administrative fees and expenses. The Operators are also entitled to receive in the aggregate a basic management fee equal to 1.75% of net revenue (less net food and beverage revenue) and an incentive fee equal to:

•                                          3.0% of the first $25.0 million of EBITDA (as defined below);

•                                          4.0% of the amount in excess of $25.0 million but less than $30.0 million of EBITDA; and

•                                          5.0% of the amount in excess of $30.0 million of EBITDA.

Under the management services agreement, “EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization. In calculating earnings, the basic management fee, the incentive fee and reimbursables payable under the management services agreement are excluded.

Management Services Agreement — DJW and PGP

In 2005, DJW entered into a management services agreement (“MSA”) with PGP. Pursuant to the terms of that agreement, PGP will design, develop, construct, manage and operate the new casino in Worth County, Iowa and provide certain pre-opening services in connection therewith. Under the management services agreement, PGP is entitled to receive a pre-opening service fee equal to $40,000 per month commencing in September 2005 and ending upon opening of the new casino to the public. Upon commencement of operations at the new casino, PGP will also receive a basic management fee equal to 1.75% of net revenue (less net food and beverage revenue) and an incentive fee equal to:

• 3.0% of the first $25.0 million of EBITDA (as defined below);

• 4.0% of EBITDA in excess of $25.0 million but less than $30.0 million of EBITDA; and

• 5.0% of EBITDA in excess of $30.0 million.

“EBITDA” is defined in the management services agreement as earnings before interest, income taxes, depreciation and amortization; provided, however, that in calculating earnings, the basic management fee, the incentive fee payable under the management services agreement shall not be deducted. The management services agreement will terminate on the later of (i) April 2014 or (ii) the date of sale by PGP of its beneficial ownership of the DJW’s membership interests. During 2005 the Company expensed management fees of $0.2 million.

ITEM 14.                                            PRINCIPAL ACCOUNTANT FEES AND SERVICES

(in thousands):	2005	2004
Audit fees	$341	$602
Audit-related fees	104	90
Tax fees	31	33
All other fees	3	—

In accordance with our internal policies, all fees related to audit services rendered by our independent accountants are required to be pre-approved by our audit committee. In addition, all of the audit services described above in this Item 14 for the year ended December 31, 2005 have been approved by our audit committee.

PART IV

ITEM 15.                                            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  The following documents are filed as a part of this report:

(1)                                  Financial Statements—see Index to Consolidated Financial Statements and Schedule appearing on page F-1.

(2)                                  Financial Statement Schedules—see Index to Consolidated Financial Statements and Schedule appearing on page F-1.

(3)                                  Exhibits:

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit*
3.1

Certificate of Formation of Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 3.1A of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999. (With regard to applicable cross-references in this Form 10-K, Peninsula Gaming Company, LLC’s Form S-4, Current, Quarterly and Annual Reports were filed with the SEC under File No. 333-88829.

3.2	Amendment to Certificate of Formation of Peninsula Gaming Company, LLC—incorporated by reference to Exhibit 3.1B of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

3.3

Certificate of Amendment to the Certificate of Formation of Peninsula Gaming Company, LLC, dated March 10, 2004—incorporated herein by reference to Peninsula Gaming Company, LLC’s Quarterly Report on Form 10-Q filed May 14, 2004.

3.4	Amended and Restated Operating Agreement of Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 3.2 of Peninsula Gaming Company, LLC’s Form S-4 filed on October 12, 1999.

3.5	Certificate of Formation of Peninsula Casinos, LLC, dated February 27, 2004—incorporated by reference to Exhibit 3.3A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

3.6

Certificate of Amendment to the Certificate of Formation of Peninsula Casinos, LLC, dated March 9, 2004—incorporated by reference to Exhibit 3.3B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

3.7

Operating Agreement of Peninsula Gaming, LLC (formerly known as Peninsula Casinos, LLC, dated June 14, 2004—incorporated by reference to Exhibit 3.4 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

3.8

Certificate of Incorporation of The Old Evangeline Downs Capital Corp., dated January 20, 2003—incorporated herein by reference to Exhibit 3.4 of The Old Evangeline Downs Capital Corp.’s Form S-4 filed May 28, 2003. (With regard to applicable cross-references in this registration statement, The Old Evangeline Downs Capital Corp.’s Form S-4, Current, Quarterly and Annual Reports were filed with the SEC under File No. 333-105587.

3.9

Certificate of Amendment to the Certificate of Incorporation of The Old Evangeline Downs Capital Corp., dated June 17, 2004—incorporated by reference to Exhibit 3.5B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

3.10	By-laws of The Old Evangeline Downs Capital Corp.—incorporated herein by reference to Exhibit 3.5 of The Old Evangeline Downs Capital Corp.’s Form S-4 filed May 28, 2003.

4.1

Specimen Certificate of Common Stock of Peninsula Gaming Corp. (formerly known as The Old Evangeline Downs Capital Corp.)—incorporated by reference to Exhibit 4.1 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.2

Indenture, dated February 25, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp. and U.S. Bank National Association—incorporated herein by reference to Exhibit 4.1 of The Old Evangeline Downs, L.L.C.’s Form S-4 filed May 28, 2003.

4.3

Supplemental Indenture, dated as of March 25, 2004, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp. and U.S. Bank National Association—incorporated by reference to Exhibit 4.3B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.4

Indenture, dated as of April 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, The Old Evangeline Downs Capital Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association—incorporated by reference to Exhibit 4.4A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.5

Supplemental Indenture among Peninsula Gaming, LLC, Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, The Old Evangeline Downs Capital Corp. and U.S. Bank National Association, dated as of June 16, 2004—incorporated by reference to Exhibit 4.4B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.6

Registration Rights Agreement, dated April 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, The Old Evangeline Downs Capital Corp., the Guarantors named therein and Jefferies & Company,  Inc.—incorporated by reference to Exhibit 4.5A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

4.7

Joinder of Peninsula Gaming, LLC, dated June 16, 2004, to the Registration Rights Agreement, dated April 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, The Old Evangeline Downs Capital Corp., the Guarantors named therein and Jefferies & Company, Inc.—incorporated by reference to Exhibit 4.5B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

4.8

Pledge and Security Agreement, dated as of April 16, 2004, among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, The Old Evangeline Downs Capital Corp., OED Acquisition, LLC, Peninsula Gaming Corporation, The Old Evangeline Downs, L.L.C. and U.S. Bank National Association—incorporated by reference to Exhibit 4.6A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.9	Supplement to Security Agreement by Peninsula Gaming, LLC, dated June 16, 2004—incorporated by reference to Exhibit 4.6B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.10

Trademark Security Agreement, dated April 16, 2004, by Diamond Jo, LLC in favor of U.S. Bank National Association—incorporated by reference to Exhibit 4.7 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.11	Form of 83/4 Senior Secured Notes due 2012—incorporated by reference to Exhibit 4.8 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.12

Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004—incorporated by reference to Exhibit 4.9A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.13

Acknowledgement of Peninsula Gaming, LLC, dated June 16, 2004, to the Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004—incorporated by reference to Exhibit 4.9B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.14

Supplement to Security Agreement by Peninsula Gaming, LLC, dated June 30, 2005—incorporated herein by reference to Exhibit 4.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

4.15

Supplement to Security Agreement by Diamond Jo Worth Corp., dated June 30, 2005—incorporated herein by reference to Exhibit 4.2 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

4.16

Supplemental Indenture among Diamond Jo Worth Corp., Peninsula Gaming, LLC, Diamond Jo, LLC, Peninsula Gaming Corp. and U.S. Bank National Association, dated as of June 30, 2005—incorporated herein by reference to Exhibit 4.3 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

4.17

Acknowledgement of Diamond Jo Worth Corp., dated June 30, 2005, to the Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004—incorporated herein by reference to Exhibit 4.4 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

4.18

Supplement to Security Agreement by Diamond Jo Worth Holdings, LLC, dated June 30, 2005—incorporated herein by reference to Exhibit 4.5 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

4.19

Supplemental Indenture among Diamond Jo Worth Holdings, LLC, Peninsula Gaming, LLC, Diamond Jo, LLC, Peninsula Gaming Corp. and U.S. Bank National Association, dated as of June 30, 2005—incorporated herein by reference to Exhibit 4.6 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

4.20

Acknowledgement of Diamond Jo Worth Holdings, LLC, dated June 30, 2005, to the Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004—incorporated herein by reference to Exhibit 4.7 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

4.21

Indenture among Diamond Jo Worth, LLC, Diamond Jo. Worth Corp. and U.S. Bank National Association, as Trustee, dated as of July 19, 2005—incorporated herein by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

4.22

Pledge and Security Agreement, dated as of July 19, 2005, among Diamond Jo Worth, LLC, Diamond Jo Worth Corp., Diamond Jo Worth Holdings, LLC and U.S. Bank National Association, as Trustee—incorporated herein by reference to Exhibit 10.4 of Peninsula Gaming, LLC’s Form 10-Q filed August 16, 2005.

10.1

Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9A of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.2

Amendment to Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9B of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.3

Amendment to Operating Agreement, dated March 4, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9C of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.4

Third Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9D of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.5

Fourth Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9E of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.6

Fifth Amendment to Operating Agreement, dated April 9, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9F of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.7

Sixth Amendment to Operating Agreement, dated November 29, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9G of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.8

Seventh Amendment to Operating Agreement, dated April 6, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9H of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.9

Eighth Amendment to Operating Agreement, dated April 29, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9I of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.10

Ninth Amendment to Operating Agreement, dated July 11, 1995, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9J of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.11

Tenth Amendment to Operating Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9K of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.12

Operating Agreement Assignment, dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.10 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.13

Ice Harbor Parking Agreement Assignment dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.13 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.14

First Amendment to Sublease Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.14 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.15

Sublease Assignment, dated July 15, 1999, by and among Greater Dubuque Entertainment Company, L.C. and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.15 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.16	Iowa Racing and Gaming Commission Gaming License, dated July 15, 1999—incorporated herein by reference to Exhibit 10.16 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.17

Assignment of Iowa IGT Declaration and Agreement of Trust, dated July 15, 1999 by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.17 of Peninsula Gaming Company, LLC’s Form S-4 filed October 12, 1999.

10.18

Amended and Restated Management Services Agreement, dated as of February 25, 2003, by and among The Old Evangeline Downs, L.L.C., OED Acquisition, LLC and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.15 of Peninsula Gaming Company, LLC’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.19

Loan and Security Agreement, dated as of June 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc—incorporated by reference to Exhibit 10.19 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.20

Guarantor Security Agreement, dated as of June 16, 2004, by and among Peninsula Gaming, LLC, The Old Evangeline Downs Capital Corp. and Wells Fargo Foothill, Inc—incorporated by reference to Exhibit 10.20 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.21

Intercompany Subordination Agreement, dated as of June 16, 2004, by and among The Old Evangeline Downs, L.L.C., Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, The Old Evangeline Downs Capital Corp., Peninsula Gaming, LLC and Wells Fargo Foothill, Inc—incorporated by reference to Exhibit 10.21 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.22

Management Fees Subordination Agreement, dated as of June 16, 2004, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC, OED Acquisition, LLC and Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.22 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.23

Post Closing Letter, dated June 16, 2004, from Wells Fargo Foothill, Inc. to The Old Evangeline Downs, L.L.C. and Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC—incorporated by reference to Exhibit 10.23 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.24	Employment Agreement, dated July 14, 2004, by and between Jonathan Swain and Peninsula Gaming, LLC—incorporated by reference to Exhibit 10.1B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

10.25	Form of Employment Agreement by and between Natalie A. Schramm and Peninsula Gaming, LLC.—incorporated by reference to Exhibit 10.01A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

10.26

Guaranty by The Old Evangeline Downs Capital Corp. in favor of Wells Fargo Foothill, Inc., dated June 16, 2004—incorporated by reference to Exhibit 10.25 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004

10.27

Purchase Agreement among Diamond Jo Worth, LLC, Diamond Jo Worth Corp., Diamond Jo Worth Holdings, LLC, Diamond Jo, LLC and Jefferies & Company, Inc.—incorporated herein by reference to Exhibit 10.3 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.28

Borrower Supplement No. 1 by Diamond Jo Worth, LLC, dated as of May 13, 2005—incorporated herein by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.29

Second Amendment to Loan and Security Agreement, dated as of July 12, 2005, by and among Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Diamond Jo Worth, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.6 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.30

Stock Pledge Agreement Supplement by Peninsula Gaming, LLC, dated as of May 13, 2005—incorporated herein by reference to Exhibit 10.4 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.31

Acknowledgement and Agreement by Diamond Jo Worth, LLC, dated July 12, 2005—incorporated herein by reference to Exhibit 10.5 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.32	Acknowledgment of Diamond Jo Worth, LLC, dated May 13, 2005—incorporated herein by reference to Exhibit 10.6 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.33

First Amendment to Intercompany Subordination Agreement, dated as of May 13, 2005, by and among The Old Evangeline Downs, L.L.C., Diamond Jo Worth, LLC, Diamond Jo, LLC, Peninsula Gaming Corp., Peninsula Gaming, LLC, OED Acquisition, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.7 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.34

Act of Second Amendment of Multiple Obligations Mortgage, dated as of July 12, 2005, between The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.8of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.35

Second Amendment to Iowa Shore Mortgage, dated as of July 12, 2005, between Diamond Jo, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.9 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.36

Subordination Agreement, dated as of July 12, 2005, between Diamond Jo, LLC and U.S. Bank National Association, as Trustee—incorporated herein by reference to Exhibit 10.10 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.37

Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated May 13, 2005, between Diamond Jo Worth, LLC and Well Fargo Foothill, Inc., as Agent —incorporated herein by reference to Exhibit 10.11 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.38

Second Amendment to First Preferred Ship Mortgage, dated as of July 12, 2005, between Diamond Jo, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.12 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.39

Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated July 19, 2005, between Diamond Jo Worth, LLC and Well Fargo Foothill, Inc., as Agent—incorporated herein by reference to Exhibit 10.5 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.40

Assignment of Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement by U.S. Bank National Association, dated July 19, 2005—incorporated herein by reference to Exhibit 10.9 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.41†	Release of Real Estate Mortgage by Wells Fargo Foothill, Inc., dated July 19, 2005.

10.42

Cash Collateral and Disbursement Agreement, dated as of July 19, 2005, by and among Diamond Jo Worth, LLC, Diamond Jo Worth Corp. and U.S. Bank National Association, as Trustee and Disbursement Agent—incorporated herein by reference to Exhibit 10.14 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.43†

Multi-Party Blocked Account Agreement, dated as of July 19, 2005, by and among Diamond Jo Worth, LLC, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as securities intermediary.

10.44†

Multi-Party Blocked Account Agreement, dated as of July 19, 2005, by and among Diamond Jo Worth, LLC, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as securities intermediary.

10.45†	Multi-Party Blocked Account Agreement, dated as of July 19, 2005, by and among Diamond Jo Worth, LLC, U.S. Bank National Association, as trustee, and American Trust and Savings Bank, as depositary.

10.46†	Multi-Party Blocked Account Agreement, dated as of July 19, 2005, by and among Diamond Jo Worth, LLC, U.S. Bank National Association, as trustee, and American Trust and Savings Bank, as depositary.

10.47

Management Services Agreement, dated July 19, 2005, between Diamond Jo Worth, LLC and Peninsula Gaming Partners—incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.48

Eleventh Amendment to Operating Agreement, dated as of May 31, 2005, by and between Dubuque Racing Association, Ltd. And Diamond Jo, LLC—incorporated herein by reference to Exhibit 10.16 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.49

Standard Form of Agreement between Owner and Architect, dated March 1, 2005, between Diamond Jo Worth, LLC and KGA Architecture—incorporated herein by reference to Exhibit 10.7 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.50

General Conditions of Standard Form of Agreement between Owner and Architect, dated March 1, 2005, between Diamond Jo Worth, LLC and KGA Architecture—incorporated herein by reference to Exhibit 10.8 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.51

Standard Form of Agreement between Owner and Contractor, dated as of June 6, 2005, between Diamond Jo Worth, LLC and Henkel Construction Company—incorporated herein by reference to Exhibit 10.9 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.52†	Second Amendment to Employment Agreement of Jonathan Swain, dated as of September 12, 2005.

10.53†	Employment Agreement of Michael Howard, dated September 5, 2004.

12.1†	Computation of ratio of earnings to fixed charges.

21.1†	Subsidiaries of the Registrants

31.1†	Certification of M. Brent Stevens, Chief Executive Officer.

31.2†	Certification of Natalie A. Schramm, Chief Financial Officer.

*              Unless otherwise noted, exhibits have been previously filed and are incorporated by reference.

†              Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

PENINSULA GAMING, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

PENINSULA GAMING CORP.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

DIAMOND JO, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities indicated on March 31, 2006.

PENINSULA GAMING, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer and Manager
(principal executive officer)

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager

By:	/s/ Andrew Whittaker
Andrew Whittaker
Manager

PENINSULA GAMING CORP.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer and Manager
(principal executive officer)

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager

By:	/s/ Andrew Whittaker
Andrew Whittaker
Manager

DIAMOND JO, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer and Manager
(principal executive officer)

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager

By:	/s/ Andrew Whittaker
Andrew Whittaker
Manager

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Peninsula Gaming, LLC

Dubuque, Iowa

We have audited the accompanying consolidated balance sheets of Peninsula Gaming, LLC and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in member’s equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Peninsula Gaming, LLC and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 29, 2006

PENINSULA GAMING, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(in thousands)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,778	$10,504
Restricted cash-purse settlements	5,119	3,671
Restricted cash – interest reserve	2,281
Accounts receivable, less allowance for doubtful accounts of $73 and $47, respectively	2,801	816
Inventories	493	243
Prepaid expenses	1,259	2,184
Total current assets	24,731	17,418
RESTRICTED CASH-WORTH PROJECT	16,848
PROPERTY AND EQUIPMENT, NET	143,393	126,163
OTHER ASSETS:
Deferred financing costs, net of amortization of $3,863 and $1,438, respectively	14,263	13,312
Goodwill	53,083	53,083
Licenses and other intangibles	34,003	32,562
Deposits and other assets	1,307	531
Total other assets	102,656	99,488
TOTAL	$287,628	$243,069
LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,742	$3,801
Construction payable	6,117	4,712
Purse settlement payable	7,320	5,040
Accrued payroll and payroll taxes	4,267	2,616
Accrued interest	5,864	4,974
Other accrued expenses	7,605	4,396
Payable to affiliate	969	101
Current maturities of long-term debt	11,002	8,630
Total current liabilities	47,886	34,270
LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	230,259	229,946
11% senior secured notes	40,000
13% senior secured notes, net of discount	6,813	6,797
Senior secured credit facilities	23,800	13,888
Term loan	4,667	8,666
Notes payable	4,465	7,451
Other accrued expenses	345	650
Preferred members’ interest, redeemable		4,000
Total long-term liabilities	310,349	271,398
Total liabilities	358,235	305,668
COMMITMENTS AND CONTINGENCIES
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(79,607)	(71,599)
Total member’s deficit	(70,607)	(62,599)
TOTAL	$287,628	$243,069

See notes to consolidated financial statements.

PENINSULA GAMING, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands)

	2005	2004	2003

REVENUES:
Casino	$146,503	$119,921	$56,795
Racing	17,509	17,286	17,051
Video Poker	2,339	2,715	722
Food and beverage	13,511	11,464	4,566
Other	2,710	1,434	589
Less promotional allowances	(7,005)	(7,966)	(3,221)
Total net revenues	175,567	144,854	76,502
EXPENSES:
Casino	73,651	61,272	24,429
Racing	15,266	13,916	13,045
Video Poker	1,767	2,034	654
Food and beverage	9,849	9,218	4,282
Boat operations	2,105	2,231	2,322
Other	1,720	1,076	443
Selling, general and administrative	26,441	22,052	12,219
Depreciation and amortization	16,249	12,356	3,324
Pre-opening expense	310	367	3,257
Development expense	575	242	102
Affiliate management fees	2,057	757	175
(Gain) loss on disposal of assets	(16)	(716)	50
Management severance and recruiting		593
Total expenses	149,974	125,398	64,302
INCOME FROM OPERATIONS	25,593	19,456	12,200
OTHER INCOME (EXPENSE):
Interest income	516	170	490
Interest expense, net of amounts capitalized	(29,133)	(26,775)	(25,072)
Loss on early retirement of debt		(37,566)
Interest expense related to preferred members’ interest, redeemable	(360)	(360)	(180)
Total other expense	(28,977)	(64,531)	(24,762)
NET LOSS BEFORE PREFERRED MEMBER DISTRIBUTIONS	(3,384)	(45,075)	(12,562)
LESS PREFERRED MEMBER DISTRIBUTIONS			(180)
NET LOSS TO COMMON MEMBER’S INTEREST	$(3,384)	$(45,075)	$(12,742)

See notes to consolidated financial statements.

PENINSULA GAMING, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands)

	COMMON MEMBER’S INTEREST	ACCUMULATED DEFICIT	TOTAL MEMBER’S EQUITY (DEFICIT)

BALANCE, JANUARY 1, 2003	$9,000	$(5,329)	$3,671
Net loss to common member’s interest		(12,742)	(12,742)
Member distributions		(1,557)	(1,557)
BALANCE, DECEMBER 31, 2003	9,000	(19,629)	(10,629)
Net loss to common member’s interest		(45,075)	(45,075)
Member distributions		(7,031)	(7,031)
Spin off of OED Acquisition, LLC		135	135
BALANCE, DECEMBER 31, 2004	9,000	(71,599)	(62,599)
Net loss to common member’s interest		(3,384)	(3,384)
Member distributions		(4,624)	(4,624)
BALANCE, DECEMBER 31, 2005	$9,000	$(79,607)	$(70,607)

See notes to consolidated financial statements.

PENINSULA GAMING, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,384)	$(45,075)	$(12,742)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	16,249	12,356	3,324
Provision for doubtful accounts	136	106	149
Amortization of deferred financing costs and bond discount	3,140	2,623	3,161
Write-off of deferred financing and bond discount		13,786
(Gain) loss on disposal of assets	(16)	(716)	50
Changes in operating assets and liabilities:
Receivables	(1,934)	(440)	(356)
Payable to affiliate	868	236
Inventories	(250)	160	(265)
Prepaid expenses and other assets	149	(1,141)	(1,071)
Accounts payable	2,791	4,280	2,183
Accrued expenses	5,226	(5,968)	7,085
Net cash flows from operating activities	22,975	(19,793)	1,518
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash – purse settlements, net	(1,448)	(2,082)	(749)
Business acquisition and licensing costs	(1,441)	(304)	(1,782)
Construction project development costs	(25,949)	(38,227)	(55,303)
Proceeds from (deposits to) restricted cash, net	(19,129)	20,013	(20,013)
Purchase of restricted investments			(23,923)
Maturity and sale of restricted investments		15,779	8,144
Purchase of property and equipment	(5,776)	(5,148)	(2,206)
Proceeds from sale of property and equipment	153	1,101	388
Net cash flows from investing activities	(53,590)	(8,868)	(95,444)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(3,283)	(14,159)	(11,516)
Principal payments on debt	(9,116)	(206,200)	(20,125)
Proceeds from senior secured notes	40,000	229,728	120,736
Proceeds from senior credit facilities	23,033	19,888	5,104
Payments on senior credit facilities	(13,121)	(22,354)	(600)
Proceeds from FF&E credit facility		3,468	12,532
Proceeds from term loan		14,667
Member distributions	(4,624)	(7,031)	(1,557)
Net cash flows from financing activities	32,889	18,007	104,574
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,274	(10,654)	10,648
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,504	21,158	10,510
CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,778	$10,504	$21,158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$25,418	$30,693	$18,332
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property additions acquired by construction payable which were accrued, but not paid	$5,046	$4,712	$19,681
Property and equipment purchased in exchange for indebtedness	22	8,496	4,399
Property and equipment returned for a reduction in construction payable	162
Exchange of private OED notes for registered OED notes			123,200
Exchange of private PGL notes for registered PGL notes		233,000
Spin-off of OED Acquisition, LLC		135

See notes to consolidated financial statements

PENINSULA GAMING, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS PURPOSE

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company, is a holding company with no independent operations whose sole assets are its equity interests in its subsidiaries. PGL’s subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“OED”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and five off-track betting (“OTB”) parlors in Louisiana; (iii) Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”), and (iv) Peninsula Gaming Corp. (“PGC”), a Delaware limited liability company with no assets or operations formed solely to facilitate the offering of the Company’s 8 3/4% senior secured notes due 2012 (the “Peninsula Gaming Notes”) in March 2004. DJWH is a holding company with no independent operations whose sole assets are its equity interests in its subsidiaries. DJWH’s subsidiaries consist of: (i) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), formed in October 2004 for the purpose of obtaining a gaming license in Worth County, Iowa and (ii) DJW Corp. (“DJWC”), a Delaware limited liability company with no assets or operations formed solely to facilitate the offering by DJW of its 11% senior secured notes due 2012 (the “DJW Notes”) in July 2005. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC (“PGP”), a Delaware limited liability company.

On May 11, 2005, DJW, in connection with its exclusive agreement with the Worth County Development Authority, was granted a gaming license by the Iowa Racing and Gaming Commission to operate an excursion gambling boat in Worth County, Iowa. DJW began construction of the casino in June 2005. Current plans for the casino include:

•                  a casino with approximately 511 slot machines, 15 table games and 5 poker tables;

•                  parking spaces for approximately 600 vehicles; and

•                  several dining options, including a 150 seat coffee shop and two fast food dining outlets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The consolidated financial statements include the financial information of the Company and its wholly owned subsidiaries DJL, OED, PGC and DJWH. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents—The Company considers all certificates of deposit and other highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash-Purse Settlements—Restricted cash represents amounts restricted by regulation for purses to be paid during the live meet racing season at OED. Additionally, restricted cash includes entrance fees for a special futurity race during the racing season, plus any interest earnings. These funds will be used to pay the purse for the race. A separate interest bearing bank account is required for these funds.

Restricted Cash - Interest Reserve — Restricted cash represents a portion of the unused proceeds from the DJW Notes, the use and disbursement of which are restricted to the payment of interest on the DJW Notes in accordance with the terms of a Cash Collateral and Disbursement Agreement, dated July 19, 2005, among DJW, DJWC and US Bank (as trustee and disbursement agent) (the “Cash Collateral and Disbursement Agreement”).

Allowance for Doubtful Accounts—The allowance for doubtful accounts is maintained at a level considered adequate to provide for probable future losses.

Inventories—Inventories consisting principally of food, beverage, retail items, and operating supplies are stated at the lower of first-in, first-out cost or market.

Restricted Cash - Worth Project — Restricted cash represents the remaining unused proceeds from the DJW Notes, the use and disbursement of which are restricted to the design, development, construction, equipping and opening of the casino in Worth County, Iowa in accordance with the terms of the Cash Collateral and Disbursement Agreement.

Property and Equipment—Property and equipment are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Land improvements	20 - 40 years
Buildings and building improvements	9 - 40 years
Riverboat and improvements	5 - 20 years
Furniture, fixtures and equipment	3 - 10 years
Computer equipment	3 - 5 years
Vehicles	5 years

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Capitalized Interest— The Company capitalizes interest costs associated with debt incurred in connection with construction projects. When debt is incurred in connection with the development of the construction project, the Company capitalizes interest on amounts expended on the projects at the Company’s average cost of borrowed money. Capitalization of interest ceases when the project is substantially complete. The amount capitalized during 2005, 2004 and 2003 was $0.4 million, $1.3 million and $2.2 million, respectively.

Deferred Financing Costs— Costs associated with the issuance of debt have been deferred and are being amortized over the life of the related indenture/agreement using the effective interest method. These amortization costs are included in interest expense on the statements of operations.

Goodwill and Licenses and Other Intangible Assets— Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in connection with the acquisition of the Diamond Jo riverboat casino operations. Goodwill is not amortized but is reviewed at least annually for impairment and written down and charged to income when its recorded value exceeds its estimated fair value. During the first quarter of 2005, 2004 and 2003, DJL performed its annual impairment test on goodwill and determined that the estimated fair value of the DJL reporting unit exceeded its carrying value as of that date. Goodwill is subject to impairment by, among other things, significant changes in the gaming tax rates in Iowa, significant new competition which could substantially reduce profitability, non-renewal of DJL’s gaming license due to regulatory matters or lack of approval of gaming by the county electorate at scheduled referendums, and regulatory changes that could adversely affect DJL’s business.

Licenses and other intangibles as of December 31, 2005 and 2004 consist of the acquired licenses and tradename associated with the purchase of OED and the initial payment in June 2005 for DJW’s gaming license under an executory agreement with the State of Iowa. The licenses and tradename have indefinite lives as the Company has determined that there are no legal, regulatory, contractual, economic or other factors that would limit their useful lives and the Company intends to renew and operate the licenses and use the tradename indefinitely. In addition, other key factors in the Company’s assessment that these licenses have an indefinite life include: (1) the Company’s license renewal experience confirms that the renewal process is perfunctory and renewals would not be withheld except under extraordinary circumstances; (2) the renewals related to these licenses confirms the Company’s belief that the renewal process could be completed without substantial cost and without material modification of the licenses; (3) the economic performance of the operations related to the licenses support the Company’s intention of operating the licenses indefinitely; and (4) the continued limitation of gaming licenses in the States of Louisiana and Iowa limits competition in the jurisdictions where these licenses are maintained. Indefinite lived intangible assets are not amortized but are reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. Licenses and other intangibles at December 31 are summarized as follows (in thousands):

	2005	2004

Slot machine and electronic video game licenses	$29,240	$28,799
Tradename	2,455	2,455
Horse racing licenses	1,308	1,308
DJW gaming license	1,000	—

Total	$34,003	$32,562

Each of OED’s identified intangible assets were valued separately by an independent valuation specialist when the Company was purchased. The valuations were updated by management in the first quarter of 2005, 2004 and 2003 indicating no impairment. These intangible assets are subject to impairment by, among other things, significant changes in the gaming tax rates in Louisiana, significant new competition which could substantially reduce profitability, non-renewal of OED’s racing or gaming licenses due to regulatory matters, changes to OED’s trade name or the way OED’s trade name is used in connection with its business and regulatory changes that could adversely affect the Company’s business by, for example, limiting or reducing the number of slot machines or video poker machines that OED is permitted to operate.

In connection with PGL’s acquisition of OED from a third party, OED is required to pay a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by OED’s racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino’s casino opened to the general public. This contingent fee is payable monthly in arrears and has been recorded as an adjustment to the purchase price allocated to slot machine and video game licenses of $0.4 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively.

Debt Discount—Debt discount associated with the issuance of debt is netted with the related debt obligations on the balance sheets and is amortized over the life of the debt using the effective interest method. The amortization of such discount is included in interest expense on the statements of operations.

Revenue Recognition—In accordance with industry practice, casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses, conducted at the DJL casino and the casino portion of OED’s racino. Racing revenues include OED’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and OED’s share of wagering from import and export simulcasting as well as OED’s share of wagering from its off-track betting parlors.

Promotional Allowances—Food, beverage, and other items furnished without charge to customers are included in gross revenues at a value which approximates retail and then deducted as promotional allowances to arrive at net revenues. The cost of such complimentary services have been included in casino and video poker expenses on the accompanying statements of operations. Such estimated costs of providing complimentary services allocated from the food and beverage and other operating departments to the casino and video poker departments were $2.4 million and $0.2 million for food and beverage and other in 2005, $1.6 million and $0.4 million in 2004 and $0.7 million and less than $0.1 million in 2003, respectively.

Slot Club Awards—The Company provides slot patrons with incentives based on the dollar amount of play on slot machines. A liability has been established based on an estimate of the value of these outstanding incentives, utilizing the age and prior history of redemptions.

Stock Based Compensation—The Company accounts for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

The fair value method is an alternative method of accounting for stock-based compensation that is permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the fair value method compensation expense is recorded over the vesting periods based on the estimated fair value of the stock-based compensation. The following table illustrates the effect on net loss to common member’s interest if the Company had accounted for its employee stock-based compensation plan using the fair value method (in thousands):

	2005	2004	2003
Net loss to common member’s interest, as reported	$(3,384)	$(45,075)	$(12,742)
Stock-based employee compensation expenses included in reported net loss	1,208	—	—
Stock-based employee compensation expense determined under the fair value method	(1,208)	—	—
SFAS 123 pro forma net loss to common member’s interest	$(3,384)	$(45,075)	$(12,742)

Units granted by PGP to Company employees contain a put option exercisable by the employee and are recorded at their fair market value (based on a market multiple of total segment operating earnings) with a corresponding expense recorded within the statement of operations based on the percentage vested.

Selling, General and Administrative—In October 2002, DJL entered into a charitable giving agreement with an Iowa non-for-profit organization in which DJL agreed, subject to certain contingencies, to give such organization a total contribution of $450,000. The agreement called for a payment of $50,000 upon the signing of the agreement and $50,000 on March 1 of each of the next seven years beginning on March 1, 2003. The first two payments were made and expensed by DJL in October 2002 and March 2003, respectively. As all significant contingencies surrounding the agreement were met during the third quarter of 2003, DJL expensed the remaining unpaid contribution of $350,000. Such expense is included in selling, general and administrative expenses in the consolidated statement of operations.

Advertising—All costs associated with advertising are expensed as incurred. Advertising expense was approximately $2.4 million in 2005, $2.7 million in 2004 and approximately $1.5 million in 2003.

Pre-Opening Expense—Costs associated with start-up activities are expensed as incurred.

Development Expense—During 2003, the Company entered into an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa. During 2005, 2004 and 2003, the Company incurred expenses of $0.2 million, $0.2 million and $0.1million, respectively related to this application submitted to the Iowa Racing and Gaming Commission. The license was granted in May 2005. In addition, during 2005 DJL and OED incurred other costs surrounding potential real property development of approximately $0.4 million which are included in development expense.

Income Taxes— The Company is a limited liability company. In lieu of corporate income taxes, the members of a limited liability company are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for income taxes has been included in the financial statements.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets and the estimated liability for slot club awards.

In addition, an estimated loss from a loss contingency is recorded when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires the use of judgment. Many of these legal contingencies can take years to be resolved. An adverse outcome could have a material impact on financial condition, operating results, and cash flows.

Concentrations of Risk—The Company’s customer base is concentrated in eastern Iowa and southwest Louisiana.

The Company maintains deposit accounts at four banks. At December 31, 2005 and 2004, and various times during the years then ended, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation. Credit risk is managed by monitoring the credit quality of the banks.

Reclassifications— Certain prior year amounts have been reclassified to conform with the current year presentation. These reclasses did not have any effect on the Company’s financial position or net loss to common member’s interest in 2005, 2004 and 2003. In the consolidated statement of cash flows for the year ended December 31, 2005, the Company classified changes in restricted cash balances as an investing activity. The Company previously presented such changes as an operating activity. In the consolidated statements of cash flows for the years ended 2004 and 2003, the Company reclassified changes in restricted cash balances of $2.1 million and $0.7 million, respectively, from operating to investing to be consistent with our 2005 presentation.

Recently Issued Accounting Standards— In December 2004, the Financial Accounting Standards Board “FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets—an amendment of Accounting Principles Board Opinion No. 29”. This statement is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement amends Accounting Principles Board Opinion 29 to eliminate the exception for recording gains and losses for nonmonetary exchanges of similar productive assets. This statement will apply to all nonmonetary exchanges of similar productive assets beginning January 1, 2006 and will result in gains and losses being recorded for such exchanges.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Shared-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for the Company beginning on January 1, 2006. Based on historical patterns of grants, the Company does not believe the impact of applying the various provisions of SFAS No. 123R will be material.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31 is summarized as follows (in thousands):

	2005	2004

Land and land improvements	$15,381	$13,639
Buildings and improvements	84,138	78,477
Riverboat and improvements	8,387	8,308
Furniture, fixtures and equipment	43,112	39,107
Computer equipment	6,095	5,817
Vehicles	209	176
Construction in progress	21,020	881
Subtotal	178,342	146,405
Accumulated depreciation	(34,949)	(20,242)
Property and equipment, net	$143,393	$126,163

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $16.2 million, $12.4 million, and $3.3 million, respectively.

4. DEBT

Long-term debt at December 31 consists of the following (in thousands):

	2005	2004

8 3/4% senior secured notes due April 15, 2012, net of discount of $2,741 and $3,054, respectively, secured by assets and stock of DJL and OED	$230,259	$229,946
11% senior secured notes of DJW due April 15, 2012, secured by substantially all the assets of DJW and a pledge of equity of DJW and DJWC	40,000
13% senior secured notes of OED due March 1, 2010 with contingent interest, net of discount of $97 and $113, respectively, secured by certain assets of OED	6,813	6,797
$50,000 revolving line of credit under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 0.5 - 1.0% (current rate of 7.75% at December 31, 2005), maturing June 16, 2008, secured by substantially all assets of DJL and OED.	23,800	13,888
Term loan under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc., interest rate at prime plus 2.5% (current rate of 9.75% at December 31, 2005), due in equal monthly installments of $333 beginning July 1, 2004, maturing June 16, 2008, secured by certain assets of DJL and OED	8,667	12,666
Promissory note payable to third party, interest rate at 8.75% payable monthly in arrears, annual principal payments of $1,100 in 2005 and $550 each year thereafter, secured by certain real property of OED.	2,750	3,850
Note payable to third party, interest rate at 9.5%, monthly payments of principal and interest of $31, repaid in 2005.	—	185
Notes payable to third party, net of discount of $234 and $673, respectively, interest rate at 0% (discounted at 7.4%) for the first 24 months and 7.4% thereafter, monthly payments of principal of $229 through October 2006 followed by monthly payments of principal and interest of $233 through October 2007, secured by certain assets of DJL and OED.	4,697	6,952
Note payable to third party, net of discount of $1, interest rate at 0% (discounted at 4.9%), monthly payments of principal of $1, through August 2008.	20	—
Notes payable to third party, net of discount of $41, interest rate at 0% (discounted at 7.4%), monthly payments of principal of $103, through November 2005, secured by certain assets of DJL and OED.		1,094
Preferred membership interests–redeemable, interest at 9%, due October 13, 2006	4,000	4,000
Total debt	321,006	279,378
Less current portion	(11,002)	(8,630)
Total long term debt	$310,004	$270,748

Principal maturities of debt (excluding discount) for each of the years ended December 31 are summarized as follows (dollars in thousands):

2006	$11,234
2007	6,813
2008	25,022
2009	550
2010	7,460
Thereafter	273,000
$324,079

The weighted average interest rate on the Company’s short-term borrowings consisting of its line of credit outstanding as of December 31, 2005 and 2004 was 7.75% and 6.25% respectively.

In July 2005, DJW completed a private placement of $40.0 million aggregate principal amount of DJW Notes. In connection with the offering of the DJW Notes, DJW was designated an “unrestricted subsidiary” by the Company under the indenture governing the Peninsula Gaming Notes, and DJW was released of its obligations under the PGL Credit Facility.

The DJW Notes are secured by a pledge of the equity of DJW and DJWC and substantially all of DJW’s assets, including the remaining unused proceeds from the offering of the DJW Notes which have been deposited into (i) a construction disbursement account, which will be used to help fund the construction of the casino and (ii) an interest reserve account, which will be used to pay the first two interest payments on the DJW Notes. The lien on the collateral that secures the DJW Notes (other than the construction disbursement and interest reserve accounts) is contractually subordinated to the liens securing up to $2.5 million of indebtedness under DJW’s senior secured credit facility (see Note 12). The DJW Notes, which mature on April 15, 2012, are redeemable at the Company’s option, in whole or in part at any time or from time to time, on and after April 15, 2008 at certain specified redemption prices set forth in the indenture governing the DJW Notes.

The indenture governing the DJW Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of DJW to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) consolidate or merge; (6) sell or otherwise transfer or dispose of assets; (7) enter into transactions with affiliates; (8) use proceeds of permitted asset sales and (9) change its line of business. Specifically, DJW is prohibited from making any dividends or other distributions to PGL, subject to certain limited exceptions. DJW is permitted to make dividends or other distributions to PGL to pay certain tax obligations. Further, DJW can make dividends and other distributions to PGL to pay corporate overhead or similar allocations or payments, including, but not limited to, tax preparation, insurance, accounting, licensure, legal and administrative fees and expenses not to exceed $0.5 million in any twelve month period. Finally, DJW can make dividends and other distributions not to exceed $1.0 million. Subject to the foregoing provisions, all of the net assets of DJW are restricted.

Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding DJW Notes may declare all unpaid principal and accrued interest on all of the DJW Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of DJW Notes will have the right to require the Company to purchase all or a portion of such holder’s DJW Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

On March 9, 2004, OED commenced a tender offer and consent solicitation to repurchase all of its outstanding 13% senior secured notes (the “OED Notes”) and to solicit consents to certain proposed amendments to the indenture governing the OED Notes as set forth in OED’s Offer to Purchase and Consent Solicitation Statement, dated March 9, 2004. On March 19, 2004, the expiration date of the consent solicitation, OED received the requisite consents and tenders from holders of a majority of the aggregate principal amount of the outstanding OED Notes. The tender offer expired on April 5, 2004, and OED redeemed approximately $116.3 million principal amount of the OED Notes.

Contingent interest accrues on the remaining outstanding OED Notes. The amount of contingent interest is equal to 0.3% of OED’s cash flow for the year, subject to certain limitations. OED may defer paying a portion of the contingent interest under certain circumstances set forth in the indenture governing the OED Notes. OED is the sole obligor under the OED Notes.

On April 16, 2004, DJL and PGC completed a private placement of $233 million principal amount of 8¾% senior secured notes due 2012 (the “Peninsula Gaming Notes”). The Peninsula Gaming Notes were issued at a discount of approximately $3.3 million. Interest on the Peninsula Gaming Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2004. Upon a corporate restructuring, the Company also became a co-issuer of the Peninsula Gaming Notes.

The Company used the net proceeds from the sale of the Peninsula Gaming Notes as follows (all payments based on outstanding balances as of April 16, 2004): (1) to irrevocably deposit funds into an escrow account to redeem all of DJL’s 12 ¼% senior secured notes (the “DJL Notes”) in an amount (including call premium and accrued interest) of approximately $79.9 million; (2) to repurchase approximately $116.3 million principal amount of the OED Notes for an aggregate amount (including tender premium, accrued interest and contingent interest) of approximately $134.6 million; (3) to pay accrued distributions on DJL’s outstanding preferred membership interests-redeemable of approximately $1.1 million; (4) to pay related fees and expenses of approximately $13.4 million; and (5) for general corporate purposes. As a result of the issuance of the Peninsula Gaming Notes, the Company incurred a loss of approximately $36.7 million consisting of the write-off of deferred financing fees of approximately $10.5 million, the payment of a call and tender premiums and consent fees on the DJL and OED Notes of approximately $23.1 million, interest on the DJL Notes of approximately $0.7 million and write-off of bond discount of approximately $2.4 million. In addition, OED and DJL wrote off $0.9 million of deferred financing fees related to the refinancing of the credit facilities discussed below.

The indenture governing the Peninsula Gaming Notes limits the Company’s ability and the ability of its restricted subsidiaries (currently DJL and OED) to, among other things:

•                  incur more debt;

•                  pay dividends or make other distributions to PGP and DJW (for so long as DJW is an unrestricted subsidiary);

•                  redeem stock;

•                  issue stock of restricted subsidiaries;

•                  make investments;

•                  create liens;

•                  enter into transactions with affiliates;

•                  merge or consolidate; and

•                  transfer or sell assets.

The Peninsula Gaming Notes are full and unconditional obligations of DJL as a co-issuer. PGL and PGC, also co-issuers, have no independent assets (other than PGL’s investment in its subsidiaries) or operations. The Peninsula Gaming Notes are also guaranteed, subject to the prior lien of the Company’s credit facility discussed below, by OED. Further, PGL has pledged its equity interests in OED and DJL as collateral security obligations under the Peninsula Gaming Notes. All of DJL’s and OED’s net assets are restricted except for $8.3 million at December 31, 2005 under the Peninsula Gaming Notes. The Peninsula Gaming Notes do not limit DJL’s or OED’s ability to transfer net assets to PGL.

On June 16, 2004, DJL and OED jointly entered into a loan and security agreement with Wells Fargo Foothill, Inc. as the arranger and agent which was later amended in November 2004 and July 2005 (as amended the “PGL Credit Facility”). The PGL Credit Facility consists of a revolving credit facility which permits DJL and OED to request advances and letters of credit up to the lesser of the maximum revolver amount of $50.0 million (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the combined EBITDA (as defined in the PGL Credit Facility) of DJL and OED for the twelve months immediately preceding the current month end multiplied by 150% and the combined EBITDA of DJL and OED for the most recent quarterly period annualized multiplied by 150%. At

December 31, 2005, the maximum revolver amount was $50.0 million. The available borrowing amount at December 31, 2005, after reductions for amounts borrowed and letters of credit outstanding at DJL and OED was $25.5 million. The Company also has approximately $0.7 million of letters of credit outstanding at December 31, 2005. Advances under the PGL Credit Facility bear an interest rate based on the borrower’s option of LIBOR plus a margin 3.0% -3.5% or Wells Fargo prime rate plus a margin of 0.5% -1.0%, however, at no time shall the interest rate be lower than 4.0%.

The PGL Credit Facility also contains the term loan in the amount of $8.7 million at December 31, 2005. The term loan is secured by certain assets of DJL and OED. The term loan has an interest rate equal to the Wells Fargo prime rate plus 2.5%, however, at no time shall the interest rate be lower than 6.0%. Borrowings under the PGL Credit Facility are also guaranteed by PGL.

The PGL Credit Facility contains a number of restrictive covenants, including covenants that limit DJL’s and OED’s ability to, among other things: (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its capital stock; (4) dispose of certain assets; (5) guarantee the debt of others; (6) pay dividends or make other distributions; (7) make investments; and (8) enter into transactions with affiliates. The PGL Credit Facility also contains financial covenants including a minimum combined EBITDA (as defined by the PGL Credit Facility) of OED and DJL and limitations on capital expenditure amounts.

Specifically, DJL and OED are prohibited from making any dividends or other distributions to PGL or any of PGL’s unrestricted subsidiaries, subject to certain limited exceptions. DJL and OED are permitted to make dividends or other distributions to PGL to pay certain tax obligations. Further, DJL and OED can make dividends and other distributions to PGL to pay costs related to certain tax preparation, accounting, legal and administrative fees and expenses. Additionally, DJL and OED may make dividends and other distributions to PGL in respect of certain payments under management agreements and to pay reasonable directors’ or managers’ fees and expenses, so long as any payments with respect to any management agreement or employee, consulting or similar agreement do not, in the aggregate, in any fiscal year exceed the lesser of (a) 4.0% of DJL and OED’s combined EBITDA (as defined in the PGL Credit Facility) and (b) $4.0 million. DJL and OED may also make dividends or other distributions to PGL so that PGP, subject to certain limitations, can repurchase, redeem or otherwise acquire equity interests in PGL or its restricted subsidiaries from its respective employees, members or managers.

The Company was in compliance with all debt covenants as of December 31, 2005.

The holders of all of DJL’s preferred membership interests are entitled to receive cumulative preferred distributions payable semiannually at an annual rate of 9% of the original face amount thereof. Other than certain limited consent rights and as required by law, holders of DJL’s preferred membership interests have no voting rights. The preferred membership interests must be redeemed by DJL on October 13, 2006 at a redemption price of $4.0 million, plus any accrued and unpaid preferred interest through the date of redemption.

5. LITIGATION SETTLEMENT

On November 8, 1997, the Louisiana Horsemen’s Benevolent and Protective Assocation 1993, Inc (“LHBPA”) filed a lawsuit against all licensed horse racetracks in the State of Louisiana. The lawsuit alleged that LHBPA did not receive the appropriate share of net revenues from video poker devices located at licensed horse racetracks. In February 2003, OED entered into a settlement agreement with LHBPA for $1.6 million. The terms of the settlement agreement requires the Company to make payments of $400,000 annually beginning in March 2003, with additional $400,000 payments due in March 2004 through 2006. The final payment was made in March 2006.

6. EMPLOYEE BENEFIT PLANS

DJL and OED each have a qualified defined contribution plan under section 401(k) of the Internal Revenue Code for respective employees. Under the plans, eligible employees may elect to defer up to 60% of their salary, subject to Internal Revenue Service limits. The Company may make a matching contribution to each participant based upon a percentage set by the Company, prior to the end of each plan year. Company matching contributions to the plans at the Diamond Jo and Evangeline Downs were $0.3 million, $0.3 million, and $0.2 million in 2005, 2004 and 2003, respectively.

In January 2005, the Company created a non-qualified deferred compensation plan. Under the plan, certain eligible key employees of the Company may elect to defer a portion of their compensation. The Company makes a matching contribution to each participant based upon a percentage set by the Company. These matching contributions vest over a three year period of service. Company matching contributions were less than $0.1 million in 2005.

7. LEASING ARRANGEMENTS

Pari-Mutuel Processing Equipment—The Company entered into a new five-year lease agreement commencing on February 1, 2006 for computerized pari-mutuel central processing equipment, terminals and certain associated equipment. Additionally, the lease agreement provides the Company with pari-mutuel services whereby the leased equipment automatically registers and totals the amounts wagered on the races held at the race track or simulcast to it and to its respective off-track wagering parlors, and displays the win pool odds, payoffs, and other pertinent horse racing information needed to operate live meet horse racing and off-track betting. For all of the above equipment and services, the Company pays 0.4% of the handle for both live meet racing days and off-track betting racing days. There are no minimum fees associated with the lease. The Company expensed $0.5 million during each of 2005 and 2004 and $0.4 million in 2003 related to the prior pari-mutuel processing equipment lease.

Other—The Company leases four of its OTB facilities and other equipment under noncancelable operating leases. The leases require fixed monthly payments and certain gaming machine leases require contingent monthly rental payments based on usage of the equipment. The leases expire on various dates through 2026. Rent expense was $3.1 million, $3.5 million and $1.2 million during the years ended 2005, 2004 and 2003, respectively.

The future minimum rental payments required under these leases at December 31, 2005 for the years ended December 31 are summarized as follows (in thousands):

2006	$873
2007	562
2008	476
2009	260
2010	131
Thereafter	777
Total	$3,079

8. COMMITMENTS AND CONTINGENCIES

Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as sole manager of the Company and as members of PGP, respectively.

In October 2003, OED filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana, the St. Landry Parish School Board and the City of Opelousas. OED seeks a judgment declaring that sales taxes are not due to the defendants on purchases made by OED and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. OED’s action is based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. While the Louisiana Department of Revenue and Taxation generally agrees with OED’s position, the St. Landry Parish School Board and the City of Opelousas have questioned the application of the racing statutes to the construction and furnishing of the new racetrack and casino, thereby leading to the filing of this action.

OED filed a motion for summary judgment, which was scheduled for hearing in July 2005. The defendants filed responses, generally arguing that the exemption under the racing statutes should not extend to the purchase of goods, materials and services which were unrelated to horse racing. Prior to the hearing, it was discovered by OED that OED’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that OED, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment. In November and December 2005, OED filed refund claims totaling $0.6 million. There has not yet been a ruling on OED’s refund claims. OED has not recorded the refund claims due to uncertainty as to the outcome of the matter.

While OED has paid certain sales taxes on the construction of the new racetrack and casino and relating to the purchase of slot machines at the casino, it has not paid sales taxes on all purchases associated with the construction and furnishing of the facility. Accordingly, an adverse ruling on this matter may result in OED being required to pay sales taxes to the defendants in the range of $1.0 to $2.5 million and having its refund claims denied. A portion of the sales tax, if required to be paid, will be capitalized in fixed assets.

In October 2005, the Company filed a claim to arbitrate its claims against the general contractor of the racino alleging that the general contractor improperly constructed the horse racetrack at the racino. The Company is pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup its track reconstruction costs and other related damages. The arbitration is currently scheduled to be held in Lafayette, Louisiana and is expected to take approximately one year. The Company believes it is too early to determine the results of the arbitration and has not recorded any damage claim.

Other than as described above, the Company is not a party to, and none of the Company’s property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In accordance with legislation passed in Iowa in 2004, all excursion gambling boat licensees, including DJL, were assessed an amount based on the licensee’s adjusted gross receipts to be deposited into the Rebuild Iowa Infrastructure Fund. DJL’s total assessment is $2.1 million, which is to be paid in two equal payments of $1.1 million on June 1, 2005 and June 1, 2006. DJL made its first payment in May 2005 and recorded the payment as a long term deposit on its consolidated balance sheet. Beginning in July 2010, DJL may offset gaming taxes in an amount equal to 20% of the total assessment in each of the succeeding five fiscal years thereafter. DJW was not included in this assessment as they did not have a license at the time of the assessment.

In connection with obtaining its gaming license, DJW is required to pay under an executory agreement a license fee of $5.0 million due in five annual installments of $1.0 million. DJW paid the first $1.0 million installment in June 2005 with the remaining installments due in May 2006 and each May thereafter through 2009. Also, DJW is required to pay its qualified sponsoring organization, who holds the joint gaming license with DJW, 5.76% of the casino’s adjusted gross receipts on an ongoing basis and to construct, or cause a third party to construct, a 100 room hotel near the casino within 18 months of opening the casino to maintain its gaming license.

Our future contractual obligations related to purchase commitments at December 31, 2005, including purchase commitments related to the opening of the new DJW casino, are summarized as follows (in thousands):

2006	$2,690
2007	2,474
2008	2,174
2009	1,128
2010	405
Thereafter	—
Total	$8,871

9. MEMBER’S EQUITY

On July 15, 1999, PGL authorized and issued $9.0 million of common membership units. PGP, as the holder of all of the Company’s issued and outstanding common membership interests, is entitled to vote on all matters to be voted on by holders of common membership interests of the Company and, subject to certain limitations contained in the Company’s operating agreement, the indentures governing the Peninsula Gaming Notes and the DJW Notes and the PGL Credit Facility, is entitled to dividends and other distributions if, as and when declared by the Company’s managers out of funds legally available therefore.

10. DUBUQUE RACING ASSOCIATION, LTD. CONTRACT

Dubuque Racing Association, Ltd. (the “DRA”), a qualified sponsoring organization, holds a joint license with DJL to conduct gambling games under Iowa statutes. The DRA owns Dubuque Greyhound Park (“DGP”), a traditional greyhound racetrack with 1,000 slot machines and amenities including a gift shop, restaurant and clubhouse. During 2005, DJL entered into an amendment to its operating agreement under the joint gambling license (the “Amended Operating Agreement”) with the DRA. The Amended Operating Agreement provides for, among other things, the following:

•                  The DRA is authorized to install up to 1,000 slot machines and add up to 20 table games at DGP.

•                  Extension of the operating agreement and related leases of real property through December 31, 2018.

•                  From the date that DGP commences operation of table games and continuing until December 31, 2008, DRA shall pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions.

•                  DJL will continue to pay the DRA the sum of $.50 for each patron admitted on the boat. During 2005, 2004 and 2003, these payments approximated $0.5 million each year. Commencing January 1, 2009, DJL will be required to pay the DRA three percent (3%) of DJL’s adjusted gross receipts.

11. TRANSACTIONS WITH RELATED PARTIES

In November 2005, PGP repurchased 35,210 units of its convertible preferred membership interest from an unrelated party for approximately $1.8 million. In May 2004, PGP repurchased 147,553 units of its convertible preferred membership interests from an unrelated party for approximately $4.5 million. Both repurchases were funded by a distribution of cash to PGP from the Company.

During 2005, 2004 and 2003, the Company distributed $2.8 million, $2.5 million, and $1.6 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as a board member and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions. In addition, during 2005 the Company expensed $0.4 million, as an affiliate management fee, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and OED, under which OED pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and other non-recurring charges, OED expensed $0.7 million and $0.2 million in affiliate management fees payable to OEDA in 2005 and for the period from July 1, 2004 through December 31, 2004 (the period subsequent to the spin-off of OEDA).

In 2005, DJW entered into a management services agreement with PGP. Pursuant to the terms of that agreement, PGP will design, develop, construct, manage and operate the new casino in Worth County, Iowa and provide certain pre-opening services in connection therewith. Under the management services agreement, PGP is entitled to receive a pre-opening service fee equal to $40,000 per month commencing in September 2005 and ending upon opening of the new casino to the public. Upon commencement of operations at the new casino, PGP will also receive a base management fee equal to 1.75% of net revenue (less net food and beverage revenue) and an incentive fee equal to:

• 3.0% of the first $25.0 million of EBITDA (as defined below);

• 4.0% of EBITDA in excess of $25.0 million but less than $30.0 million of EBITDA; and

• 5.0% of EBITDA in excess of $30.0 million.

“EBITDA” is defined in the management services agreement as earnings before interest, income taxes, depreciation and amortization; provided, however, that in calculating earnings, the base management fee and the incentive fee payable under the management services agreement shall not be deducted. The management services agreement will terminate on the later of (i) April 2014 or (ii) the date of sale by PGP of its beneficial ownership of the DJW’s membership interests. During 2005 the Company expensed management fees of $0.2 million.

OED is a party to a consulting agreement with a board member of PGP. Under the consulting agreement, OED must pay to the board member a fee equal to 2.5% of OED’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004. Under the consulting agreement, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. OED expensed $0.8 million and $0.5 million of affiliate management fees in 2005 and 2004 related to this agreement.

A board member of PGP was entitled to receive from OEDA board fees of $0.2 million per year for services performed in his capacity as an OEDA board member. For 2004 and 2003, the Company expensed $0.1 million and $0.2 million, respectively, related to these board fees (for the period prior to the spin-off of OEDA).

During 2005, 2004 and 2003, the Company paid fees and expenses to its investment banking firm, which employs the Company’s Chief Executive Officer, in connection with the offering of the DJW Notes, the Peninsula Gaming Notes and the OED Notes, respectively.

At a meeting of the board of managers of PGP held on February 25, 2005, PGP approved grants of profits interests under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) to two executive officers of PGL aggregating 2.50% of the outstanding membership units of PGP on a fully diluted basis. In addition, at a meeting of the board of managers of PGP held on September 12, 2005, PGP approved additional grants under the IUP to the executive officers of PGL aggregating 5% of the outstanding membership units of PGP on a fully diluted basis. The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions. The profits interests awarded under the IUP entitle the holders thereof to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant) and distributions on liquidation (but only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant). Upon any termination of their employment, the respective officers are entitled at their option to cause the Company to redeem all such vested profits interests granted to them for cash at their fair market value at the time of termination of employment. Quarterly, the Company estimates the fair value of the units and compares that value to the value of the units at the date of grant. Any appreciation in the value of the units and based on the percentage of the grant vested is expensed. The Company expensed $1.2 million in 2005 with respect to these units.

12. SUBSEQUENT EVENTS

On March 1, 2006, DJW entered into a revolving credit loan agreement with a bank (the “DJW Credit Facility”). The DJW Credit Facility consists of a revolving credit facility which permits DJW to request advances and letters of credit up $2.5 million (less amounts outstanding under letters of credit). Advances under the DJW Credit Facility bear an interest rate based on the borrower’s option of LIBOR plus a margin of 1.85% -2.20% or the Wall Street Journal prime rate less a margin of 1.0%; however, at no time shall the interest rate be lower than 5.0%. Borrowings under the DJW Credit Facility are collateralized by substantially all assets of DJW and are guaranteed by the Company’s Chief Executive Officer. The DJW Credit Facility matures on March 1, 2010.

The DJW Credit Facility contains a number of restrictive covenants, including covenants that limit DJW’s ability to, among other things, incur more debt, create liens and guarantee the debt of others. In addition, the DJW Credit Facility requires that, on an annual basis, DJW repay all advances (other than amounts designated under letters of credit) and such repayment of all advances must continue for a period of five days, after which, DJW will be allowed to resume making advances.

In November 2005, DJW entered into agreements with various slot machine manufacturers to finance the purchase of 366 slot machines. The machines were purchased during the first quarter of 2006. Of the purchase price for the slot machines, $3.6 million was financed through a slot machine vendor with equal principal payments due over thirty-six months with zero percent interest for the first twenty-four months and 7.25% interest for the remaining twelve months with payments to begin in April 2006. The remaining $0.8 million of the purchase price of the slot machines was financed through another slot machine vendor with equal principal payments over twelve months and zero percent interest with payments to begin in May 2006. As there was no stated interest rate for the first twenty-four months on one of the notes and no stated interest rate on the other note, DJW used an imputed interest rate of 7.25% to establish the present value of the notes by discounting, at 7.25%, all future interest and principal payments on the notes. DJW considered the rates at which it could obtain financing of a similar nature from other sources at the date of the transaction and the stated interest rates, if any, within the slot machine purchase agreements when determining the imputed interest rate.

In January 2006, DJW entered into a capital lease agreement with a slot machine manufacturer for the purchase of 50 slot machines for a gross purchase price of approximately $0.7 million. The capital lease requires equal lease payments for 12 months beginning in April 2006. The capital lease contains an option to purchase the machines at the end of the lease for one dollar.

13. SEGMENT INFORMATION

The Company is organized around geographical areas and operates three reportable segments: (1) Diamond Jo operations, which comprise the Diamond Jo riverboat casino in Dubuque, Iowa, (2) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by OED in Louisiana and (3) Diamond Jo Worth operations, which comprise the Diamond Jo Worth start-up casino operations in Northwood, Iowa.

The accounting policies for each segment are the same as those described in Note 2 above. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the years ended (in thousands):

	Net Revenues
	2005	2004	2003

Diamond Jo	$52,779	$51,715	$54,004
Diamond Jo Worth	1,383
Evangeline Downs	121,405	93,139	22,498
Total	$175,567	$144,854	$76,502

	Segment Operating Earnings(1)
	2005	2004	2003

General corporate	$(3,326)	$(927)
Diamond Jo	16,866	16,700	$18,003
Evangeline Downs	31,223	17,282	1,105
Diamond Jo Worth	5
Total Segment Operating Earnings(1)	44,768	33,055	19,108
General Corporate:
Management severance and recruiting		(108)
Development expense	(223)	(242)
Affiliate management fees	(418)
Diamond Jo:
Depreciation and amortization	(4,136)	(2,678)	(2,500)
Development expense	(147)		(102)
Management severance and recruiting		(294)
(Loss) gain on disposal of assets	(3)	498	(50)
Interest expense, net	(9,744)	(19,089)	(11,051)
Preferred member distributions			(180)
Evangeline Downs:
Depreciation and amortization	(12,089)	(9,677)	(824)
Pre-opening expense	(171)	(367)	(3,257)
Management severance and recruiting		(191)
Development expense	(205)
Affiliate management fees	(1,479)	(757)	(175)
Gain on disposal of assets	19	218
Interest expense, net	(17,833)	(45,443)	(13,711)
Diamond Jo Worth:
Depreciation and amortization	(24)
Pre-opening expense	(139)
Affiliate management fees	(160)
Interest expense, net	(1,400)
Net loss to common member’s interest	$(3,384)	$(45,075)	$(12,742)

(1)                                  Segment operating earnings is defined as net loss to common member’s interest plus depreciation and amortization, pre-opening expense, development expense, management severance and recruiting, affiliate management fees, loss on disposal of assets, interest expense (net) (including loss on early retirement of debt) and preferred member distributions less gain on disposal of assets.

	Total Assets
	2005	2004

Diamond Jo	$79,267	$82,257
Evangeline Downs	162,899	160,812
Diamond Jo Worth	45,462
Total	$287,628	$243,069

	Cash Expenditures for Additions to Long-Lived Assets
	2005	2004	2003

Diamond Jo	$1,754	$2,576	$1,495
Evangeline Downs	12,231	41,103	57,796
Diamond Jo Worth	19,181
Total	$33,166	$43,679	$59,291

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s debt instruments at December 31, 2005 and 2004 are as follows:

(in thousands)

	December 31, 2005		December 31, 2004
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
8¾% senior secured notes	$229,505	$230,259	$228,340	$229,946
11% senior secured notes	40,000	40,000
13% senior secured notes	6,910	6,813	6,910	6,797
Senior secured credit facilities	23,800	23,800	13,888	13,888
Term loan	8,667	8,667	12,667	12,667
Notes payable	7,702	7,467	12,795	12,081
Preferred members’ interest, redeemable	4,000	4,000	4,000	4,000

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2005 Quarters Ended
	March 31	June 30 (1)	September 30	December 31
	(Dollars in Thousands)

Net revenues	$41,204	$40,143	$43,684	$50,536
Income from operations	6,580	4,521	6,425	8,067
Net (loss) income to common member’s interest	(182)	(2,320)	(1,184)	302

(1)          Includes the impact attributed to the closure of the racetrack from May 13, 2005 to June 28, 2005 for improvements related to the dirt track.  We reopened the racetrack on June 29, 2005.

	2004 Quarters Ended
	March 31	June 30(1)	September 30	December 31
	(Dollars in Thousands)

Net revenues	$35,565	$36,566	$37,291	$35,432
Income from operations	5,105	4,407	4,993	4,951
Net loss to common member’s interest	(2,621)	(39,685)	(1,182)	(1,587)

(1)          Includes a loss on early retirement of debt of approximately $37.6 million related to the Company’s debt refinancings discussed in Note 4.

16. CONSOLIDATING FINANCIAL STATEMENTS

The Company, DJL and PGC (which has no assets or operations) are co-issuers of the Peninsula Gaming Notes which are registered with the U.S. Securities and Exchange Commission. OED is a guarantor of the Peninsula Gaming Notes, and the equity of DJL and OED is pledged as collateral securing obligations under the Peninsula Gaming Notes. In July 2005, in connection with the offering of the DJW Notes, DJW was designated as an “unrestricted subsidiary” under the indenture governing the Peninsula Gaming Notes and the liens on the assets and capital stock of DJW under the Peninsula Gaming Notes were released.

CONSOLIDATING BALANCE SHEETS

(in thousands)

	At December 31, 2005
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non-Guarantor - DJW	Consolidating Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(52)	$3,253	$9,011	$566		$12,778
Restricted cash-purse settlements			5,119			5,119
Restricted cash-interest reserve				2,281		2,281
Accounts receivable		168	2,495	138		2,801
Receivables from affiliates		6,651			$(6,651)
Inventories		114	258	121		493
Prepaid expenses	38	461	617	143		1,259
Total current assets	(14)	10,647	17,500	3,249	(6,651)	24,731
RESTRICTED CASH – WORTH PROJECT				16,848		16,848
PROPERTY AND EQUIPMENT, NET		16,503	104,900	21,990		143,393
OTHER ASSETS:
Investment in subsidiaries	(68,521)				68,521
Deferred financing costs		4,536	7,362	2,365		14,263
Goodwill		53,083				53,083
Licenses and other intangibles			33,003	1,000		34,003
Deposits and other assets	3	1,160	134	10		1,307
Total other assets	(68,518)	58,779	40,499	3,375	68,521	102,656
TOTAL	$(68,532)	$85,929	$162,899	$45,462	$61,870	$287,628

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$11	$1,087	$3,500	$144		$4,742
Construction payable			2,500	3,617		6,117
Purse settlement payable			7,320			7,320
Accrued payroll and payroll taxes	1,753	1,175	1,331	8		4,267
Accrued interest		1,672	3,251	941		5,864
Other accrued expenses	13	1,524	5,979	89		7,605
Payable to affiliate	298		7,158	164	$(6,651)	969
Current maturity of long-term debt		5,197	5,805			11,002
Total current liabilities	2,075	10,655	36,844	4,963	(6,651)	47,886
LONG-TERM LIABILITIES:
8 ¾% senior secured notes, net of discount		86,858	143,401			230,259
11% senior secured notes				40,000		40,000
13% senior secured notes, net of discount			6,813			6,813
Senior secured credit facilities		6,700	17,100			23,800
Term loan			4,667			4,667
Notes payable		1,107	3,358			4,465
Other accrued expenses		199		146		345
Total long-term liabilities		94,864	175,339	40,146		310,349
Total liabilities	2,075	105,519	212,183	45,109	(6,651)	358,235

MEMBER’S (DEFICIT) EQUITY	(70,607)	(19,590)	(49,284)	353	68,521	(70,607)
TOTAL	$(68,532)	$85,929	$162,899	$45,462	$61,870	$287,628

(in thousands)

	At December 31, 2004
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Other	Consolidating Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(1)	$3,434	$7,071			$10,504
Restricted cash-purse settlements			3,671			3,671
Accounts receivable		81	735			816
Receivables from affiliates		6,673			$(6,673)
Inventories		106	137			243
Prepaid expenses		1,064	1,120			2,184
Total current assets	(1)	11,358	12,734		(6,673)	17,418
PROPERTY AND EQUIPMENT, NET		18,543	107,620			126,163
OTHER ASSETS:
Investment in subsidiaries	(62,215)				62,215
Deferred financing costs		5,584	7,728			13,312
Goodwill		53,083				53,083
Licenses and other intangibles			32,562			32,562
Deposits and other assets		363	168			531
Total other assets	(62,215)	59,030	40,458		62,215	99,488
TOTAL	$(62,216)	$88,931	$160,812		$55,542	$243,069

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$36	$690	$3,075			$3,801
Construction payable			4,712			4,712
Purse settlement payable			5,040			5,040
Accrued payroll and payroll taxes	341	1,088	1,187			2,616
Accrued interest		1,708	3,266			4,974
Other accrued expenses	6	1,555	2,835			4,396
Payable to affiliate			6,774		$(6,673)	101
Current maturity of long-term debt		1,204	7,426			8,630
Total current liabilities	383	6,245	34,315		(6,673)	34,270
LONG-TERM LIABILITIES:
8 ¾% senior secured notes, net of discount		86,740	143,206			229,946
13% senior secured notes, net of discount			6,797			6,797
Senior secured credit facilities		6,118	7,770			13,888
Term loan			8,666			8,666
Notes payable		2,284	5,167			7,451
Other accrued expenses		250	400			650
Preferred members’ interest, redeemable		4,000				4,000
Total long-term liabilities		99,392	172,006			271,398
Total liabilities	383	105,637	206,321		(6,673)	305,668

MEMBER’S DEFICIT	(62,599)	(16,706)	(45,509)		62,215	(62,599)
TOTAL	$(62,216)	$88,931	$160,812		$55,542	$243,069

CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31, 2005
	Parent Co-Issuer – PGL	Subsidiary Co-Issuer – DJL	Subsidiary Guarantor – OED	Subsidiary Non-Guarantor – DJW	Consolidating Adjustments	Consolidated

REVENUES:
Casino		$51,249	$95,254			$146,503
Racing			17,509			17,509
Video Poker			2,339			2,339
Food and beverage		2,720	10,791			13,511
Affiliate management fee income		2,097			$(2,097)
Other		310	1,017	$1,383		2,710
Less promotional allowances		(1,500)	(5,505)			(7,005)
Total net revenues		54,876	121,405	1,383	(2,097)	175,567

EXPENSES:
Casino		23,688	49,963			73,651
Racing			15,266			15,266
Video Poker			1,767			1,767
Food and beverage		2,517	7,332			9,849
Boat operations		2,105				2,105
Other		37	305	1,378		1,720
Selling, general and administrative	$1,420	7,566	15,549		1,906	26,441
Depreciation and amortization		4,136	12,090	23		16,249
Pre-opening expense			171	139		310
Development costs	223	147	205			575
Affiliate management fees	418		3,576	160	(2,097)	2,057
Loss (gain) on sale of assets		3	(19)			(16)
Corporate expense allocation		1,034	872		(1,906)
Total expenses	2,061	41,233	107,077	1,700	(2,097)	149,974

INCOME (LOSS) FROM OPERATIONS	(2,061)	13,643	14,328	(317)		25,593

OTHER INCOME (EXPENSE):
Interest income		23	70	423		516
Interest expense		(9,406)	(17,904)	(1,823)		(29,133)
Interest expense – preferred member interest		(360)				(360)
Loss from equity investment in subsidiaries	(1,323)				1,323
Total other expense	(1,323)	(9,743)	(17,834)	(1,400)	1,323	(28,977)

NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(3,384)	$3,900	$(3,506)	$(1,717)	$1,323	$(3,384)

(in thousands)

	Year Ended December 31, 2004
	Parent Co-Issuer – PGL	Subsidiary Co-Issuer – DJL	Subsidiary Guarantor – OED	Other	Consolidating Adjustments	Consolidated

REVENUES:
Casino		$50,964	$68,957			$119,921
Racing			17,286			17,286
Video poker			2,715			2,715
Food and beverage		2,897	8,567			11,464
Affiliate management fee income		1,445		$245	$(1,690)
Other		488	946			1,434
Less promotional allowances		(2,634)	(5,332)			(7,966)
Total net revenues		53,160	93,139	245	(1,690)	144,854

EXPENSES:
Casino		22,831	38,441			61,272
Racing			13,916			13,916
Video poker			2,034			2,034
Food and beverage		2,641	6,577			9,218
Boat operations		2,231				2,231
Other		390	686			1,076
Selling, general and administrative	$375	6,922	14,204		551	22,052
Depreciation and amortization		2,679	9,677			12,356
Pre-opening expense			367			367
Development expense	242					242
Management severance and recruiting	36	294	191		72	593
Affiliate management fees			2,360	87	(1,690)	757
Gain on disposal of assets		(498)	(218)			(716)
Corporate expense allocation		343	280		(623)
Total expenses	653	37,833	88,515	87	(1,690)	125,398

INCOME (LOSS) FROM OPERATIONS	(653)	15,327	4,624	158		19,456

OTHER INCOME (EXPENSE):
Interest income		40	130			170
Interest expense, net of amounts capitalized		(9,930)	(16,845)			(26,775)
Loss on early retirement of debt		(8,840)	(28,726)			(37,566)
Interest expense related to preferred members’ interest, redeemable		(360)				(360)
Loss from equity investment in subsidiaries	(44,422)				44,422
Total other expense	(44,422)	(19,090)	(45,441)		44,422	(64,531)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(45,075)	$(3,763)	$(40,817)	$158	$44,422	$(45,075)

(in thousands)

	Year Ended December 31, 2003
	Parent Co-Issuer – PGL	Subsidiary Co-Issuer – DJL	Subsidiary Guarantor – OED	Other	Consolidating Adjustments	Consolidated

REVENUES:
Casino		$53,567	$3,228			$56,795
Racing			17,051			17,051
Video poker			722			722
Food and beverage		3,027	1,539			4,566
Affiliate management fee income		360		$120	$(480)
Other		422	167			589
Less promotional allowances		(3,012)	(209)			(3,221)
Total net revenues		54,364	22,498	120	(480)	76,502

EXPENSES:
Casino		22,183	2,246			24,429
Racing			13,045			13,045
Video poker			654			654
Food and beverage		2,782	1,500			4,282
Boat operations		2,322				2,322
Other		383	60			443
Selling, general and administrative		8,331	3,888			12,219
Depreciation and amortization		2,500	824			3,324
Pre-opening expense			3,257			3,257
Development expense		102				102
Loss on disposal of assets		50				50
Litigation settlement			1,600		(1,600)
Affiliate management fees			480	175	(480)	175
Total expenses		38,653	27,554	175	(2,080)	64,302

INCOME (LOSS) FROM OPERATIONS		15,711	(5,056)	(55)	1,600	12,200

OTHER INCOME (EXPENSE):
Interest income		50	440			490
Interest expense, net of amounts capitalized		(10,921)	(14,151)			(25,072)
Interest expense related to preferred members’ interest, redeemable		(180)				(180)
Loss from equity investment in subsidiaries	$(12,742)				12,742
Total other expense	(12,742)	(11,051)	(13,711)		12,742	(24,762)
NET INCOME (LOSS) BEFORE PREFERRED MEMBER DISTRIBUTIONS	(12,742)	4,660	(18,767)	(55)	14,342	(12,562)
LESS PREFERRED MEMBER DISTRIBUTIONS		(180)				(180)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(12,742)	$4,480	$(18,767)	$(55)	$14,342	$(12,742)

CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2005
	Parent Co-Issuer – PGL	Subsidiary Co-Issuer – DJL	Subsidiary Guarantor – OED	Subsidiary Non-Guarantor – DJW	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,384)	$3,900	$(3,506)	$(1,717)	$1,323	$(3,384)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		4,136	12,089	24		16,249
Provision for doubtful accounts		136				136
Amortization of deferred financing costs and bond discount		1,147	1,818	175		3,140
Loss (gain) on disposal of assets		3	(19)			(16)
Loss from equity investment in subsidiaries	1,323				(1,323)
Changes in operating assets and liabilities:
Receivables		(223)	(1,573)	(138)		(1,934)
Receivables from affiliates		627			(627)
Payable to affiliates	298		(221)	164	627	868
Inventories		(8)	(121)	(121)		(250)
Prepaid expenses and other assets	(40)	(194)	536	(153)		149
Accounts payable	(25)	(24)	2,697	143		2,791
Accrued expenses	1,418	(30)	2,873	965		5,226
Net cash flows from operating activities	(410)	9,470	14,573	(658)		22,975
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash–purse settlements			(1,448)			(1,448)
Business acquisition and licensing costs			(441)	(1,000)		(1,441)
Deposits to restricted cash				(19,129)		(19,129)
Construction project development costs			(7,768)	(18,181)		(25,949)
Purchase of property and equipment		(1,754)	(4,022)			(5,776)
Proceeds from sale of property and equipment		96	53	4		153
Net cash flows from investing activities		(1,658)	(13,626)	(38,306)		(53,590)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(368)	(375)	(2,540)		(3,283)
Principal payments on notes payable		(1,423)	(7,693)			(9,116)
Proceeds from senior secured notes				40,000		40,000
Proceeds from senior credit facilities		8,500	13,333	1,200		23,033
Payments on senior credit facilities		(9,118)	(4,003)			(13,121)
Member distributions	359	(5,584)	(269)	870		(4,624)
Net cash flows from financing activities	359	(7,993)	993	39,530		32,889

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51)	(181)	1,940	566		2,274
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(1)	3,434	7,071	—		10,504
CASH AND CASH EQUIVALENTS AT END OF YEAR	$(52)	$3,253	$9,011	$566	$—	$12,778

(in thousands)

	Year Ended December 31, 2004
	Parent Co-Issuer – PGL	Subsidiary Co-Issuer – DJL	Subsidiary Guarantor – OED	Other	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(45,075)	$(3,763)	$(40,817)	$158	$44,422	$(45,075)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		2,679	9,677			12,356
Provision for doubtful accounts		106				106
Amortization of deferred financing costs and bond discount		1,057	1,566			2,623
Write-off of deferred financing costs and bond discount		2,503	11,283			13,786
Gain on disposal of assets		(498)	(218)			(716)
Loss from equity investment in subsidiaries	44,422				(44,422)
Changes in operating assets and liabilities:
Receivables		(107)	(333)			(440)
Receivables from affiliates		(1,612)		(70)	1,682
Payable to affiliates			1,918		(1,682)	236
Inventories		8	152			160
Prepaid expenses and other assets		(187)	(954)			(1,141)
Accounts payable	36	(115)	4,359			4,280
Accrued expenses	347	(4,269)	(1,871)	(175)		(5,968)
Net cash flows from operating activities	(270)	(4,198)	(15,238)	(87)		(19,793)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash–purse settlements			(2,082)			(2,082)
Business acquisition and licensing costs			(304)			(304)
Racino project development costs			(38,227)			(38,227)
Proceeds from restricted cash, net			20,013			20,013
Maturity and sale of restricted investments			15,779			15,779
Purchase of property and equipment		(2,576)	(2,572)			(5,148)
Proceeds from sale of property and equipment		539	562			1,101
Net cash flows from investing activities		(2,037)	(6,831)			(8,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(6,117)	(8,042)			(14,159)
Principal payments on debt		(71,229)	(134,971)			(206,200)
Proceeds from senior secured notes		86,658	143,070			229,728
Proceeds from senior credit facilities		11,618	8,270			19,888
Payments on senior credit facilities		(16,750)	(5,604)			(22,354)
Proceeds from FF&E credit facility			3,468			3,468
Proceeds from term loan			14,667			14,667
Member distributions	269	(7,167)	(220)	87		(7,031)
Net cash flows from financing activities	269	(2,987)	20,638	87		18,007
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1)	(9,222)	(1,431)			(10,654)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		12,656	8,502			21,158
CASH AND CASH EQUIVALENTS AT END OF YEAR	$(1)	$3,434	$7,071	$—	$—	$10,504

(in thousands)

	Year Ended December 31, 2003
	Parent Co-Issuer – PGL	Subsidiary Co-Issuer – DJL	Subsidiary Guarantor – OED	Other	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,742)	$(12,742)	$(18,768)	$(17,222)	$48,732	$(12,742)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization		2,500	824			3,324
Provision for doubtful accounts		149				149
Amortization of deferred financing costs and bond discount		1,186	1,975			3,161
Loss on disposal of assets		50				50
Loss from equity investment in subsidiaries	12,742	17,223		17,167	(47,132)
Changes in operating assets and liabilities:
Receivables		(130)	(226)			(356)
Receivables from affiliates		(1,521)		(120)	1,641
Payables to affiliates			1,641		(1,641)
Inventories		(5)	(260)			(265)
Prepaid expenses and other assets		(861)	(210)			(1,071)
Accounts payable		59	2,124			2,183
Accrued expenses		466	8,044	175	(1,600)	7,085
Net cash flows from operating activities		6,374	(4,856)			1,518
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash–purse settlements			(749)			(749)
Business acquisition and licensing costs			(1,782)			(1,782)
Racino project development costs			(55,303)			(55,303)
Deposits to restricted cash, net			(20,013)			(20,013)
Purchase of restricted investments			(23,923)			(23,923)
Maturity and sale of restricted investments			8,144			8,144
Purchase of property and equipment		(1,495)	(711)			(2,206)
Proceeds from sale of property and equipment		388				388
Net cash flows from investing activities		(1,107)	(94,337)			(95,444)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs			(11,516)			(11,516)
Principal payments on debt			(20,125)			(20,125)
Proceeds from senior secured notes			120,736			120,736
Proceeds from senior credit facilities			5,104			5,104
Payments on senior credit facilities		(600)				(600)
Proceeds from FF&E credit facility			12,532			12,532
Proceeds from affiliate note receivable				7,325	(7,325)
Principal payments on affiliate notes payable				(7,325)	7,325
Member distributions		(1,557)				(1,557)
Net cash flows from financing activities		(2,157)	106,731			104,574

NET INCREASE IN CASH AND CASH EQUIVALENTS		3,108	7,540			10,648
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		9,548	962			10,510
CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$12,656	$8,502	$—	$—	$21,158

FINANCIAL STATEMENT SCHEDULE

PENINSULA GAMING, LLC

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year

Year ended December 31, 2005:
Allowance for doubtful accounts	$47	$136	$(110)	$73
Year ended December 31, 2004:
Allowance for doubtful accounts	$62	$106	$(121)	$47
Year ended December 31, 2003:
Allowance for doubtful accounts	$46	$149	$(133)	$62

(1)                                  Amounts written off.

S-1