Form 10-Q
period 2006-06-30
PENINSULA GAMING CORP.; Peninsula Gaming, LLC; DIAMOND JO, LLC
filed 2006-08-14
CIK 1235662, 1299109, 1095997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐        Accelerated Filer ☐        Non-Accelerated Filer ☒

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

PENINSULA GAMING, LLC
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	June 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,114	$12,778
Restricted cash—purse settlements	6,715	5,119
Restricted cash—interest reserve		2,281
Accounts receivable, less allowance for doubtful accounts of $63 and $73 respectively	6,524	2,801
Inventories	853	493
Prepaid expenses	1,234	1,259
Total current assets	35,440	24,731

RESTRICTED CASH - WORTH PROJECT	380	16,848

PROPERTY AND EQUIPMENT, NET	156,774	143,393

OTHER ASSETS:
Deferred financing costs, net of amortization of $5,195 and $3,863, respectively	12,969	14,263
Goodwill	53,083	53,083
Licenses and other intangibles	35,283	34,003
Deposits and other assets	2,678	1,307
Total other assets	104,013	102,656

TOTAL	$296,607	$287,628

LIABILITIES AND MEMBER’S DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,485	$4,742
Construction payable	2,991	6,117
Purse settlement payable	8,835	7,320
Accrued payroll and payroll taxes	8,259	4,267
Accrued interest	5,815	5,864
Other accrued expenses	9,323	7,605
Payable to affiliate	1,975	969
Current maturities of long-term debt and leases	13,301	11,002
Total current liabilities	57,984	47,886

LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	230,426	230,259
11% senior secured notes	40,000	40,000
13% senior secured notes, net of discount	6,822	6,813
Senior secured credit facilities	19,700	23,800
Term loan	2,667	4,667
Notes and leases payable	5,160	4,465
Other accrued expenses	696	345
Total long-term liabilities	305,471	310,349
Total liabilities	363,455	358,235

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(75,848)	(79,607)
Total member’s deficit	(66,848)	(70,607)

TOTAL	$296,607	$287,628

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
REVENUES:
Casino	$54,864	$34,382	$96,319	$69,965
Racing	6,530	3,723	13,232	7,076
Video poker	882	547	1,621	1,155
Food and beverage	4,094	3,206	7,624	6,198
Other	2,895	298	4,833	549
Less promotional allowances	(1,916)	(1,787)	(3,830)	(3,111)
Total net revenues	67,349	40,369	119,799	81,832

EXPENSES:
Casino	25,942	17,752	46,306	36,086
Racing	5,481	3,394	10,969	6,151
Video poker	724	449	1,247	916
Food and beverage	3,257	2,391	5,786	4,724
Other	1,934	81	3,158	179
Selling, general and administrative	11,803	6,914	19,091	13,426
Depreciation and amortization	5,628	3,968	9,808	7,906
Pre-opening expense	175	61	874	101
Development expense	106	401	130	536
Affiliate management fees	1,253	306	2,034	613
Loss on disposal of assets	74	131	44	93
Total expenses	56,377	35,848	99,447	70,731

INCOME FROM OPERATIONS	10,972	4,521	20,352	11,101

OTHER INCOME (EXPENSE):
Interest income	113	28	316	41
Interest expense, net of amounts capitalized	(8,069)	(6,779)	(15,485)	(13,465)
Interest expense related to preferred member’s interest, redeemable	(90)	(90)	(180)	(180)
Total other expense	(8,046)	(6,841)	(15,349)	(13,604)

NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$2,926	$(2,320)	$5,003	$(2,503)

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,003	$(2,503)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	9,808	7,906
Provision for doubtful accounts	87	59
Amortization of deferred financing costs and bond discount	1,744	1,449
Stock based compensation	3,143	148
Loss on disposal of assets	44	93
Changes in operating assets and liabilities:
Receivables	(3,810)	(283)
Inventories	(360)	(80)
Prepaid expenses and other assets	(1,340)	133
Accounts payable	2,893	3,683
Accrued expenses	2,535	644
Payable to affiliate	915	(31)
Net cash flows from operating activities	20,662	11,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash—purse settlements, net	(1,596)	(4,034)
Proceeds from restricted cash, net	18,749
Business acquisition and licensing costs	(1,286)	(1,203)
Construction project development costs	(14,941)	(5,116)
Purchase of property and equipment	(4,905)	(3,570)
Proceeds from sale of property and equipment	36	33
Net cash flows from investing activities	(3,943)	(13,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(14)	(44)
Principal payments on debt	(4,025)	(4,704)
Proceeds from senior credit facilities	14,485	11,200
Payments on senior credit facilities	(18,585)	(3,988)
Member distributions	(1,244)	(1,346)
Net cash flows from financing activities	(9,383)	1,118

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,336	(1,554)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,778	10,504

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,114	$8,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$14,393	$12,115

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property additions acquired by construction payable and accrued expenses which were accrued, but not paid	$3,613	$4,208
Property and equipment purchased in exchange for indebtedness	4,786
Deferred financing costs which were accrued, but not paid	20	476

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company, is a holding company with no independent operations. PGL’s subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), which owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“OED”), which owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; (iii) Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”), and (iv) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).

DJWH is a holding company with no independent operations whose sole assets are its equity interests in its subsidiaries. DJWH’s subsidiaries consist of: (i) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), which owns a gaming license in Worth County, Iowa and constructed a new casino in Worth County, Iowa which opened in April 2006, and (ii) Diamond Jo Worth Corp. (“DJWC”), a Delaware corporation with no assets or operations.

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

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.

2. Summary of Significant Accounting Policies

Goodwill and Licenses and Other Intangible Assets—   Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in connection with the acquisition of the Diamond Jo riverboat casino operations. Goodwill is not amortized but is reviewed at least annually for impairment and written down and charged to income when its recorded value exceeds its estimated fair value. During the first quarter of 2006 and 2005, DJL performed its annual impairment test on goodwill and determined that the estimated fair value of the DJL reporting unit exceeded its carrying value as of that date. Goodwill is subject to impairment by, among other things, significant changes in the gaming tax rates in Iowa, significant new competition which could substantially reduce profitability, non-renewal of DJL’s gaming license due to regulatory matters or lack of approval of gaming by the county electorate at scheduled referendums, and regulatory changes that could adversely affect DJL’s business.

Licenses and other intangibles as of June 30, 2006 and December 31, 2005 consist of the acquired licenses and tradename associated with the purchase of OED and the first two payments in June 2005 and May 2006, respectively, for DJW’s gaming license under an executory agreement with the State of Iowa. The licenses and tradename have indefinite lives as the Company has determined that there are no legal, regulatory, contractual, economic or other factors that would limit their useful lives, and the Company intends to renew and operate the licenses and use the tradename indefinitely. In addition, other key factors in the Company’s assessment that these licenses have an indefinite life include: (1) the Company’s license renewal experience confirms that the renewal process is perfunctory and renewals would not be withheld except under extraordinary circumstances; (2) the renewals related to these licenses confirm the Company’s belief that the renewal process could be completed without substantial cost and without material modification of the licenses; (3) the economic performance of the operations related to the licenses support the Company’s intention of operating the licenses indefinitely; and (4) the continued limitation of gaming licenses in the States of Louisiana and Iowa limits competition in the jurisdictions where these licenses are maintained. Indefinite lived intangible assets are not amortized but are reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. The Company’s annual impairment testing performed during the quarters ended March 31, 2006 and 2005 resulted in no impairments.

Impairment of Long-Lived Assets—  Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using an undiscounted future cash flow analysis or other accepted valuation techniques. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. During the quarter ended June 30, 2006, management determined the undiscounted future cash flows of its Alexandria OTB did not support the recoverability of the fixed assets attributable to the OTB’s operation. As such, the Company recognized an impairment charge for the OTB’s assets that exceeded their estimated fair market value. The impairment charge of $0.4 million is included in depreciation and amortization in the consolidated statement of operations and is part of the Evangeline Downs operating segment.

Stock Based Compensation—   Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Shared-Based Payment (“SFAS No. 123R”). As allowed under the provisions of SFAS No. 123R the Company has applied SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application of SFAS No. 123R using the accounting principles historically applied to those awards, Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company did not have any new awards and there were no modifications, repurchases, or cancellations of awards issued prior to January 1, 2006 during the three and six months ended June 30, 2006. There were no payments to employees related to awards during the three and six months ended June 30, 2006 and 2005. As of June 30, 2006, there was approximately $6.2 million related to nonvested awards not yet recognized in the consolidated statement of operations. The unrecognized value of awards is expected to vest over approximately two and a half years unless vested earlier per the terms of the awards. See footnote 6 for more information regarding the terms of outstanding awards.

The following table illustrates the effect on net income (loss) to common member’s interest if the Company had accounted for employee stock-based compensation using the fair value method for all periods (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net income (loss) to common member’s interest, as reported	$2,926	$(2,320)	$5,003	$(2,503)
Stock-based employee compensation expenses included in reported net income (loss)	1,959	59	3,143	148
Stock-based employee compensation expense determined under the fair value method	(1,959)	(59)	(3,143)	(148)
SFAS 123R pro forma net income (loss) to common member’s interest	$2,926	$(2,320)	$5,003	$(2,503)

Units granted by PGP to Company employees contain a put option exercisable by the employee and are recorded at their fair market value (based on a market multiple of total segment operating earnings) with a corresponding expense recorded within the statement of operations based on the percentage vested.

Use of Estimates—   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets and the estimated liability for slot club awards.

In addition, an estimated loss from a loss contingency is recorded when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires the use of judgment. Many of these legal contingencies can take years to be resolved. An adverse outcome could have a material impact on financial condition, results of operations, and cash flows.

Reclassifications—   Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications did not have any effect on the Company’s financial position or net income or loss to common member’s interest in the three and six months ended June 30, 2006 and 2005.

3. Property and Equipment

Property and equipment at June 30, 2006 and December 31, 2005 is summarized as follows (in thousands):

	June 30, 2006	December 31, 2005
Land and land improvements	$15,742	$15,381
Buildings and improvements	111,052	84,138
Riverboat and improvements	8,385	8,387
Furniture, fixtures and equipment	53,369	43,112
Computer equipment	8,313	6,095
Vehicles	312	209
Construction in progress	3,594	21,020
Subtotal	200,767	178,342
Accumulated depreciation	(43,993)	(34,949)
Property and equipment, net	$156,774	$143,393

Depreciation and amortization expense for the three months ended June 30, 2006 and 2005 was $5.6 million and $4.0 million, respectively.  Depreciation and amortization expense for the six months ended June 30, 2006 and 2005 was $9.8 million and $7.9 million, respectively.

Included in the total amount of depreciation and amortization expense for the three and six months ended June 30, 2006 is an impairment charge of approximately $0.4 million associated with long-lived assets at OED’s Alexandria OTB.  Based on historic and expected future cash flows of the Alexandria OTB operations, the carrying value of the leasehold improvements and certain other assets are not expected to be recovered by future cash flows and were written down by the amount the carrying value of the assets exceeded their estimated fair market value.  OED subsequently closed the Alexandria OTB in July of 2006 and recorded a lease termination loss of approximately $0.1 million.

4. Debt

Long-term debt consists of the following (in thousands):

	June 30, 2006	December 31, 2005
8 3/4% senior secured notes due April 15, 2012, net of discount of $2,574 and $2,741 respectively, secured by assets and equity of DJL and OED	$230,426	$230,259

11% senior secured notes of DJW due April 15, 2012, secured by substantially all the assets of DJW and a pledge of equity of DJW and DJWC	40,000	40,000

13% senior secured notes of OED due March 1, 2010 with contingent interest, net of discount of $88 and $97 respectively, secured by certain assets of OED	6,822	6,813

$50,000 revolving line of credit under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 0.5 - 1.0% (current rate of 8.75% at June 30, 2006), maturing June 16, 2008, secured by substantially all the assets of DJL and OED	19,700	23,800

$2,500 revolving line of credit under a loan and security agreement of DJW with a bank, interest rate at prime less a margin of 1.0% (current rate of 7.25% at June 30, 2006), maturing March 1, 2010, secured by substantially all the assets of DJW and guaranteed by the Company’s Chief Executive Officer

Term loan under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc., interest rate at prime plus 2.5% (current rate of 10.75% at June 30, 2006), due in equal monthly installments of $333 beginning July 1, 2004, maturing June 16, 2008, secured by certain assets of DJL and OED	6,667	8,667

Promissory note payable to third party, interest at 8.75% payable monthly in arrears, annual principal payments of $1,100 in 2005 and $550 each year thereafter, secured by a mortgage on certain real property of OED	2,750	2,750

Notes payable to third party, net of discount of $79 and $234, interest rate at 0% for the first 24 months (discounted at 7.4%) and 7.4% thereafter, monthly payments of principal of $229 through October 2006 followed by monthly payments of principal and interest of $233, through October 2007, secured by certain assets of DJL and OED	3,507	4,697

Notes payable to third party, net of discount of $279, interest rate at 0% for the first 24 months (discounted at 7.25%) and 7.25% thereafter, monthly payments of principal of $101 through March 2008 followed by monthly payments of principal and interest of $105, through March 2009, secured by certain assets of DJW	3,058

Notes payable to third party, net of discount of $23, interest rate at 0% (discounted at 7.25%), monthly payments of principal of $70 through April 2007, secured by certain assets of DJW.	674

Capital lease obligation of DJW third party, net of discount of $12 (discounted at 7.25%), monthly lease payments of $59 through February 2007 with a dollar bargain purchase option.	456

Note payable to third party, net of discount of $1, interest rate at 0% (discounted at 4.9%), monthly payments of principal of $1, through August 2008	16	20

Preferred membership interests-redeemable, interest at 9%, due October 13, 2006	4,000	4,000

Total debt	318,076	321,006

Less current portion	(13,301)	(11,002)

Total long term debt	$304,775	$310,004

Principal maturities of debt (excluding discount and debt repaid during the period January 1, 2006 through June 30, 2006) for each of the years ended December 31 are summarized as follows (dollars in thousands):

2006	$13,287
2007	8,422
2008	26,271
2009	865
2010	8,845
Thereafter	273,000
$330,690

As of June 30, 2006, the Company had $19.7 million outstanding under the Company’s $50.0 million senior secured credit facility due June 2008 (“PGL Credit Facility”). As of June 30, 2006, DJW did not have any outstanding advances under its $2.5 million senior secured credit facility due March 2010 (“DJW Credit Facility”). In addition, as of June 30, 2006, the Company had outstanding letters of credit under the PGL Credit Facility and the DJW Credit Facility of approximately $0.7 and $0.4 million, respectively, resulting in available borrowings of $29.6 and $2.1 million, respectively.

The Company’s 8 ¾% senior secured notes due 2012 (the “Peninsula Gaming Notes”), DJW’s 11% senior secured notes due 2012 (the “DJW Notes”), the PGL Credit Facility and the DJW Credit Facility each contain various restrictive covenants, all with which the Company was in compliance as of June 30, 2006.

5. Commitments and Contingencies

Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as sole member of the Company and as members of PGP, respectively.

In October 2003, OED filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana, the St. Landry Parish School Board and the City of Opelousas. OED seeks a judgment declaring that sales taxes are not due to the defendants on purchases made by OED and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. OED’s action is based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. The St. Landry Parish School Board and the City of Opelousas have questioned the application of the racing statutes to the construction and furnishing of the casino portion of the facility, thereby leading to the filing of this action. OED anticipates that the Secretary of the Department of Revenue and Taxation for the State of Louisiana may take the same position.

OED filed a motion for summary judgment, which was scheduled for hearing in July 2005. The defendants filed responses, generally arguing that the exemption under the racing statutes should not extend to the purchase of goods, materials and services which were unrelated to horse racing. Prior to the hearing, it was discovered by OED that OED’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that OED, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment. In November and December 2005, OED filed refund claims totaling $0.6 million. There has not yet been a ruling on OED’s refund claims, and as a result, OED has not recorded the refund claims.

While OED has paid certain sales taxes on the construction of the new racetrack and casino and relating to the purchase of slot machines at the casino, it has not paid sales taxes on many purchases associated with the construction and furnishing of the facility. Accordingly, an adverse ruling on this matter may result in OED being required to pay sales taxes to the defendants in the range of $1.0 to $2.5 million and having its refund claims denied. During the three months ended June 30, 2006, the Company accrued $0.4 million related to sales taxes that the Company may be required to pay associated with certain services based on new information received during the quarter ended June 30, 2006. The accrued amount was recorded in casino expenses for the three and six month period ended June 30, 2006. A portion of the remaining sales tax exposure, if required to be paid, will be capitalized in fixed assets.

In October 2005, the Company filed a request to arbitrate certain claims against the general contractor of the racino relating to improper construction of the horse racetrack at the racino. The Company is pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup its track reconstruction costs and other related damages. The arbitration is currently scheduled to be held in Lafayette, Louisiana. The Company believes it is too early to determine the results of the arbitration and, accordingly, has not recorded any damage claim as an asset.

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

In accordance with legislation passed in Iowa in 2004, all excursion gambling boat licensees, including DJL, were subject to a one time assessment in an amount based on the licensee’s adjusted gross receipts to be deposited into the Rebuild Iowa Infrastructure Fund. DJL’s total assessment is $2.1 million, which was paid in two equal payments of $1.1 million in May 2005 and May 2006, respectively, and DJL recorded the payments as a long term deposit on its consolidated balance sheet. Beginning in July 2010, DJL may offset gaming taxes in an amount equal to 20% of the total assessment in each of the succeeding five fiscal years thereafter. DJW was not included in this assessment as it did not have a gaming license at the time of the assessment.

Dubuque Racing Association, Ltd. (the “DRA”) holds a joint license with DJL to conduct gambling games under Iowa statutes. The DRA owns Dubuque Greyhound Park (“DGP”), a traditional greyhound racetrack with 1,000 slot machines, 20 table games and amenities including a gift shop, restaurant and clubhouse. During 2005, DJL entered into an amendment to its operating agreement under the joint gambling license (the “Amended Operating Agreement”) with the DRA. The Amended Operating Agreement provides for, among other things, that beginning on February 17, 2006, the day that DGP began operating video poker machines, and continuing until December 31, 2008, DRA shall pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions. However, when a gambling operation commences business within 125 miles of Dubuque, Iowa, DJL’s adjusted gross receipts must first be reduced by 7% prior to calculating the reduction in adjusted gross receipts on which the $0.33 calculation is based on.  During the three and six months ended June 30, 2006, DJL recorded revenues of approximately $0.5 million and $0.8 million, respectively related to this agreement, of which approximately $0.6 million was included in accounts receivable on the condensed consolidated balance sheet as of June 30, 2006.

In connection with obtaining its gaming license, DJW is required to pay the Iowa Racing and Gaming Commission under an executory agreement a license fee of $5.0 million due in five annual installments of $1.0 million. DJW paid the first two $1.0 million installments in June 2005 and May 2006, respectively, with the remaining installments due in May 2007, 2008 and 2009. Also, DJW is required to pay its qualified sponsoring organization, which holds the joint gaming license with DJW, 5.76% of the casino’s adjusted gross receipts on an ongoing basis.  For the three and six months ended June 30, 2006, DJW expensed approximately $1.0 million related to this obligation.

In addition, DJW is required to construct, or cause a third party to construct, a 100 room hotel near the casino within 18 months of opening the casino to maintain its gaming license. In April 2006, DJW entered into a lease agreement with a third party developer in which DJW agreed to lease a parcel of land adjacent to the casino to the third party developer. In addition, the third party developer agreed to construct a 102 room hotel on that parcel of land. The lease is for an initial term of 20 years and 6 months and includes an option for the developer to extend the lease for an additional 15 years. Lease payments shall be equal to 2% of adjusted gross revenue (as defined in the lease agreement) of the hotel plus payments of additional rent to reimburse DJW for utilities and common area costs and expenses incurred by DJW. The lease also contains a purchase option whereas, at any time during the first seven years subsequent to the opening of the hotel, DJW can elect to purchase the hotel from the third party developer for a purchase price established in the lease agreement. Construction of the hotel has commenced and the hotel is expected to open in the fourth quarter of 2006.

During the first quarter of 2006, DJW entered into various agreements with the State of Iowa and a local business in which DJW has agreed, in exchange for land and other assets, to build an elevated water storage and water treatment facility to provide, at no charge, water and sanitary service to the State of Iowa for its interstate rest service located near the casino and to the local business.

6. Related Party Transactions

During the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, the Company distributed $0.7 million, $0.4 million, $1.2 million and $1.3 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP’s development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as a board member and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions. In addition, during the three and six months ended June 30, 2006, the Company expensed $0.1 million and $0.1 million, respectively, as an affiliate management fee, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and OED, under which OED pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and other non-recurring charges, OED expensed $0.3 million, $0.1 million, $0.5 million and $0.3 million in affiliate management fees payable to OEDA during the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, respectively.

In accordance with a management services agreement between DJW and PGP, DJW accrued $0.5 million and $0.6 million in affiliate management fees payable to PGP during the three and six months ended June 30, 2006, respectively.

OED and PGP are parties to separate consulting agreements with a board member of PGP. Under the consulting agreements, OED and DJW must each pay to the board member a fee equal to 2.5% of OED’s and DJW’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004 and May 1, 2006, respectively. Under the consulting agreements, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. OED expensed $0.2 million, $0.2 million, $0.6 million and $0.3 million of affiliate management fees during the three months ended June 30, 2006 and 2005 and six months ended June 30, 2006 and 2005, respectively, related to its consulting agreement. DJW expensed $0.2 million of affiliate management fees for the three and six months ended June 30, 2006 related to its consulting agreement.

At a meeting of the board of managers of PGP held on February 25, 2005, PGP approved grants of profits interests under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) to two executive officers of PGL aggregating 2.50% of the outstanding membership units of PGP on a fully diluted basis. In addition, at a meeting of the board of managers of PGP held on September 12, 2005, PGP approved additional grants under the IUP to the executive officers of PGL aggregating 5% of the outstanding membership units of PGP on a fully diluted basis. The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions. The profits interests awarded under the IUP entitle the holders thereof to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant) and distributions on liquidation (but only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant). Upon any termination of their employment, the respective executive officers are entitled, at their option, to cause the Company to redeem all such vested profits interests granted to them for cash at their fair market value at the time of termination of employment. Quarterly, the Company estimates the fair value of the incentive units and compares that value to the value of the incentive units at the date of grant. Any appreciation in the value of the incentive units is expensed based on the percentage of the grant vested. The Company expensed $2.0 million, $0.1 million, $3.1 million and $0.1 million during the three months ended June 30, 2006 and 2005 and six months ended June 30, 2006 and 2005, respectively, with respect to these incentive units.

7. Subsequent Events

On July 13, 2006, the Iowa Racing and Gaming Commission approved DJW’s request to expand its new casino facility by approximately 30,000 square feet.  The proposed expansion is expected to add an additional 300 slot machines, 11 table games, a new poker room, a new buffet restaurant, an expanded casino bar and additional parking.  The expansion is expected to cost approximately $29.1 million and is expected to be completed during the second quarter of 2007.  DJW intends to fund the casino expansion with additional senior secured note financing, slot vendor financing and/or cash on hand.

In July of 2006, OED closed its Alexandria OTB and recorded a lease termination loss of approximately $0.1 million.

8. Segment Information

The Company is organized around geographical areas and operates three reportable segments: (1) Diamond Jo operations, which comprise the Diamond Jo casino operations in Dubuque, Iowa, (2) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by OED in Louisiana, and (3) Diamond Jo Worth operations, which comprise the Diamond Jo Worth casino operations in Worth County, Iowa.

The accounting policies for each segment are the same as those described in Note 2 above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Net Revenues Three Months Ended June 30,		Net Revenues Six Months Ended June 30,
	2006	2005	2006	2005
Diamond Jo	$12,063	$13,349	$24,690	$27,007
Diamond Jo Worth	19,413		20,613
Evangeline Downs	35,873	27,020	74,496	54,825
Total	$67,349	$40,369	$119,799	$81,832

	Segment Operating Earnings Three Months Ended June 30, (1)		Segment Operating Earnings Six Months Ended June 30, (1)
	2006	2005	2006	2005
General corporate	$(2,454)	$(588)	$(4,163)	$(1,187)
Diamond Jo	3,669	4,195	7,431	8,448
Diamond Jo Worth	7,692		7,743
Evangeline Downs	9,301	5,780	22,231	13,089
Total Segment Operating Earnings (1)	18,208	9,387	33,242	20,350
General corporate:
Affiliate management fees	(63)		(140)
Development expense		(232)		(285)
Diamond Jo:
Depreciation and amortization	(973)	(1,030)	(1,968)	(2,038)
Development expense	(42)	(37)	(54)	(74)
Gain (loss) on disposal of assets		(45)	25	(69)
Interest expense, net	(2,346)	(2,441)	(4,700)	(4,853)
Diamond Jo Worth:
Depreciation and amortization	(1,078)		(1,096)
Development expense	(44)		(44)
Pre-opening expense	(175)	(13)	(855)	(13)
Affiliate management fees	(724)		(843)
Loss on sale of assets	(75)		(76)
Interest expense, net	(1,169)	(7)	(1,589)	(7)
Evangeline Downs:
Depreciation and amortization	(3,577)	(2,938)	(6,744)	(5,868)
Development expense	(20)	(131)	(32)	(177)
Pre-opening expense		(48)	(19)	(88)
Affiliate management fees	(466)	(306)	(1,051)	(613)
Gain (loss) on sale of assets	1	(86)	7	(24)
Interest expense, net	(4,531)	(4,393)	(9,060)	(8,744)
Net income (loss) to common member’s interest	$2,926	$(2,320)	$5,003	$(2,503)

(1)            Segment operating earnings is defined as net income (loss) to common member’s interest plus depreciation and amortization (including impairment charges), pre-opening expense, development expense, affiliate management fees, gain (loss) on disposal of assets, and interest expense (net).

	Total Assets
	June 30, 2006	December 31, 2005

General corporate	$183	$
Diamond Jo	78,722	79,267
Diamond Jo Worth	55,371	45,462
Evangeline Downs	162,331	162,899
Total	$296,607	$287,628

	Cash Expenditures for Additions to Long-Lived Assets
	June 30, 2006	June 30, 2005

Diamond Jo	$1,085	$1,320
Evangeline Downs	2,961	6,638
Diamond Jo Worth	15,800	728
Total	$19,846	$8,686

9. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s debt instruments at June 30, 2006 and December 31, 2005 are as follows (in thousands):

	June 30, 2006		December 31, 2005
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
8 3/4% senior secured notes	$233,000	$230,426	$229,505	$230,259
11% senior secured notes	40,000	40,000	40,000	40,000
13% senior secured notes	6,910	6,822	6,910	6,813
Senior secured credit facilities	19,700	19,700	23,800	23,800
Term loan	6,667	6,667	8,667	8,667
Notes payable	10,855	10,461	7,702	7,467
Preferred member’s interests	4,000	4,000	4,000	4,000

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

10.  Consolidating Financial Statements

The Company, DJL and PGC (which has no assets or operations) are co-issuers of the Peninsula Gaming Notes which are registered with the U.S. Securities and Exchange Commission (“SEC”). OED is a guarantor of the Peninsula Gaming Notes, and the equity of DJL and OED is pledged as collateral securing obligations under the Peninsula Gaming Notes. In July 2005, in connection with the offering of the DJW Notes, DJW was designated as an “unrestricted subsidiary” under the indenture governing the Peninsula Gaming Notes and the liens on the assets and capital stock of DJW under the Peninsula Gaming Notes were released.

CONSOLIDATING BALANCE SHEET

(in thousands)

	At June 30, 2006
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(65)	$2,923	$7,784	$9,472		$20,114
Restricted cash — purse settlements			6,715			6,715
Restricted cash-interest reserve
Receivables	1	703	5,622	198		6,524
Receivables from affiliates		1,290			$(1,290)
Inventories		159	348	346		853
Prepaid expenses	34	415	649	136		1,234
Total current assets	(30)	5,490	21,118	10,152	(1,290)	35,440
RESTRICTED CASH — WORTH PROJECT				380		380
PROPERTY AND EQUIPMENT, NET		15,133	101,134	40,507		156,774
OTHER ASSETS:
Investment in subsidiaries	(61,771)				61,771
Deferred financing costs, net		4,085	6,675	2,209		12,969
Goodwill		53,083				53,083
Licenses and other intangibles			33,265	2,018		35,283
Deposits and other assets	213	2,221	139	105		2,678
Total other assets	(61,558)	59,389	40,079	4,332	61,771	104,013
TOTAL	$(61,588)	$80,012	$162,331	$55,371	$60,481	$296,607

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3	$644	$4,977	$1,861		$7,485
Construction payable			2,274	717		2,991
Purse settlement payable			8,835			8,835
Accrued payroll and payroll taxes	4,860	1,071	1,870	458		8,259
Accrued interest		1,630	3,268	917		5,815
Other accrued expenses	8	1,694	5,638	1,983		9,323
Payable to affiliate	389		1,592	1,284	$(1,290)	1,975
Current maturities of long-term debt and leases		5,266	5,880	2,155		13,301
Total current liabilities	5,260	10,305	34,334	9,375	(1,290)	57,984
LONG-TERM LIABILITIES:
8 ¾% senior secured notes, net of discount		86,921	143,505			230,426
11% senior secured notes				40,000		40,000
13% senior secured notes, net of discount			6,822			6,822
Senior secured credit facilities		1,100	18,600			19,700
Term loan			2,667			2,667
Notes and leases payable		456	2,672	2,032		5,160
Other accrued expenses		150		546		696
Total long-term liabilities		88,627	174,266	42,578		305,471
Total liabilities	5,260	98,932	208,600	51,953	(1,290)	363,455

MEMBER’S DEFICIT	(66,848)	(18,920)	(46,269)	3,418	61,771	(66,848)
TOTAL	$(61,588)	$80,012	$162,331	$55,371	$60,481	$296,607

	At December 31, 2005
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non-Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(52)	$3,253	$9,011	$566		$12,778
Restricted cash-purse settlements			5,119			5,119
Restricted cash-interest reserve				2,281		2,281
Receivables		168	2,495	138		2,801
Receivables from affiliates		6,651			$(6,651)
Inventories		114	258	121		493
Prepaid expenses	38	461	617	143		1,259
Total current assets	(14)	10,647	17,500	3,249	(6,651)	24,731
RESTRICTED CASH — WORTH PROJECT				16,848		16,848
PROPERTY AND EQUIPMENT, NET		16,503	104,900	21,990		143,393
OTHER ASSETS:
Investment in subsidiaries	(68,521)				68,521
Deferred financing costs, net		4,536	7,362	2,365		14,263
Goodwill		53,083				53,083
Licenses and other intangibles			33,003	1,000		34,003
Deposits and other assets	3	1,160	134	10		1,307
Total other assets	(68,518)	58,779	40,499	3,375	68,521	102,656
TOTAL	$(68,532)	$85,929	$162,899	$45,462	$61,870	$287,628

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$11	$1,087	$3,500	$144		$4,742
Construction payable			2,500	3,617		6,117
Purse settlement payable			7,320			7,320
Accrued payroll and payroll taxes	1,753	1,175	1,331	8		4,267
Accrued interest		1,672	3,251	941		5,864
Other accrued expenses	13	1,524	5,979	89		7,605
Payable to affiliate	298		7,158	164	$(6,651)	969
Current maturity of long-term debt		5,197	5,805			11,002
Total current liabilities	2,075	10,655	36,844	4,963	(6,651)	47,886
LONG-TERM LIABILITIES
8 ¾% senior secured notes, net of discount		86,858	143,401			230,259
11% senior secured notes				40,000		40,000
13% senior secured notes, net of discount			6,813			6,813
Senior secured credit facilities		6,700	17,100			23,800
Term loan			4,667			4,667
Notes payable		1,107	3,358			4,465
Other accrued expenses		199		146		345
Total long-term liabilities		94,864	175,339	40,146		310,349
Total liabilities	2,075	105,519	212,183	45,109	(6,651)	358,235

MEMBER’S DEFICIT	(70,607)	(19,590)	(49,284)	353	68,521	(70,607)
TOTAL	$(68,532)	$85,929	$162,899	$45,462	$61,870	$287,628

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$11,286	$26,745	$16,833		$54,864
Racing			6,530			6,530
Video poker			882			882
Food and beverage		641	2,742	711		4,094
Management fee income		665			$(665)
Other		583	314	1,998		2,895
Less promotional allowances		(447)	(1,340)	(129)		(1,916)
Total net revenues		12,728	35,873	19,413	(665)	67,349

EXPENSES:
Casino		5,550	14,153	6,239		25,942
Racing			5,481			5,481
Video poker			724			724
Food and beverage		612	1,983	662		3,257
Other		9	76	1,849		1,934
Selling, general and administrative	$682	2,222	4,155	2,972	1,772	11,803
Depreciation and amortization		973	3,577	1,078		5,628
Pre-opening expense				175		175
Development expense		42	20	44		106
Affiliate management fees	63		1,132	723	(665)	1,253
(Gain) loss on disposal of assets			(2)	76		74
Corporate expense allocation		658	557	557	(1,772)
Total expenses	745	10,066	31,856	14,375	(665)	56,377

INCOME (LOSS) FROM OPERATIONS	(745)	2,662	4,017	5,038		10,972

OTHER INCOME (EXPENSE):
Interest income		9	34	70		113
Interest expense, net of amounts capitalized		(2,265)	(4,565)	(1,239)		(8,069)
Interest expense related to preferred member’s interest, redeemable		(90)				(90)
Income from equity investment in subsidiaries	3,671				(3,671)
Total other expense	3,671	(2,346)	(4,531)	(1,169)	(3,671)	(8,046)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$2,926	$316	$(514)	$3,869	$(3,671)	$2,926

	Three Months Ended June 30, 2005
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$12,988	$21,394			$34,382
Racing			3,723			3,723
Video poker			547			547
Food and beverage		692	2,514			3,206
Management fee income		431			$(431)
Other		76	222			298
Less promotional allowances		(407)	(1,380)			(1,787)
Total net revenues		13,780	27,020		(431)	40,369

EXPENSES:
Casino		6,068	11,684			17,752
Racing			3,394			3,394
Video poker			449			449
Food and beverage		616	1,775			2,391
Other		8	73			81
Selling, general and administrative	$307	2,461	3,865		281	6,914
Depreciation and amortization		1,030	2,938			3,968
Pre-opening expense			48	$13		61
Development expense	232	37	132			401
Affiliate management fees			737		(431)	306
Loss on disposal of assets		45	86			131
Corporate expense allocation		154	127		(281)
Total expenses	539	10,419	25,308	13	(431)	35,848

INCOME (LOSS) FROM OPERATIONS	(539)	3,361	1,712	(13)		4,521

OTHER INCOME (EXPENSE):
Interest income		11	17			28
Interest expense, net of amounts capitalized		(2,362)	(4,410)	(7)		(6,779)
Interest expense related to preferred member’s interest, redeemable		(90)				(90)
Loss from equity investment in subsidiaries	(1,781)				1,781
Total other expense	(1,781)	(2,441)	(4,393)	(7)	1,781	(6,841)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(2,320)	$920	$(2,681)	$(20)	$1,781	$(2,320)

	Six Months Ended June 30, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$23,348	$56,138	$16,833		$96,319
Racing			13,232			13,232
Video poker			1,621			1,621
Food and beverage		1,325	5,588	711		7,624
Management fee income		1,455			$(1,455)
Other		926	709	3,198		4,833
Less promotional allowances		(909)	(2,792)	(129)		(3,830)
Total net revenues		26,145	74,496	20,613	(1,455)	119,799

EXPENSES:
Casino		11,507	28,560	6,239		46,306
Racing			10,969			10,969
Video poker			1,247			1,247
Food and beverage		1,231	3,893	662		5,786
Other		16	146	2,996		3,158
Selling, general and administrative	$1,156	4,505	7,450	2,973	3,007	19,091
Depreciation and amortization		1,968	6,744	1,096		9,808
Pre-opening expense			19	855		874
Development expense		54	32	44		130
Affiliate management fees	140		2,506	843	(1,455)	2,034
(Gain) loss on disposal of assets		(25)	(7)	76		44
Corporate expense allocation		1,117	945	945	(3,007)
Total expenses	1,296	20,373	62,504	16,729	(1,455)	99,447

INCOME (LOSS) FROM OPERATIONS	(1,296)	5,772	11,992	3,884		20,352

OTHER INCOME (EXPENSE):
Interest income		26	66	224		316
Interest expense, net of amounts capitalized		(4,546)	(9,126)	(1,813)		(15,485)
Interest expense related to preferred member’s interest, redeemable		(180)				(180)
Income from equity investment in subsidiaries	6,299				(6,299)
Total other expense	6,299	(4,700)	(9,060)	(1,589)	(6,299)	(15,349)
NET INCOME TO COMMON MEMBER’S INTEREST	$5,003	$1,072	$2,932	$2,295	$(6,299)	$5,003

	Six Months Ended June 30, 2005
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$26,204	$43,761			$69,965
Racing			7,076			7,076
Video poker			1,155			1,155
Food and beverage		1,308	4,890			6,198
Management fee income		901			$(901)
Other		132	417			549
Less promotional allowances		(637)	(2,474)			(3,111)
Total net revenues		27,908	54,825		(901)	81,832

EXPENSES:
Casino		12,352	23,734			36,086
Racing			6,151			6,151
Video poker			916			916
Food and beverage		1,243	3,481			4,724
Other		19	160			179
Selling, general and administrative	$597	4,945	7,293		591	13,426
Depreciation and amortization		2,038	5,868			7,906
Pre-opening expense			88	$13		101
Development expense	285	73	178			536
Affiliate management fees			1,514		(901)	613
Gain on disposal of assets		69	24			93
Corporate expense allocation		322	269		(591)
Total expenses	882	21,061	49,676	13	(901)	70,731

INCOME (LOSS) FROM OPERATIONS	(882)	6,847	5,149	(13)		11,101

OTHER INCOME (EXPENSE):
Interest income		13	28			41
Interest expense, net of amounts capitalized		(4,686)	(8,772)	(7)		(13,465)
Interest expense related to preferred member’s interest, redeemable		(180)				(180)
Loss from equity investment in subsidiaries	(1,621)				1,621
Total other expense	(1,621)	(4,853)	(8,744)	(7)	1,621	(13,604)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(2,503)	$1,994	$(3,595)	$(20)	$1,621	$(2,503)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,003	$1,072	$2,932	$2,295	$(6,299)	$5,003
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		1,968	6,744	1,096		9,808
Provision for doubtful accounts		87				87
Amortization of deferred financing costs and bond discount		591	880	273		1,744
Stock based compensation	3,143					3,143
Loss (Gain) on disposal of assets		(25)	(7)	76		44
Income from equity investment in subsidiaries	(6,299)				6,299
Changes in operating assets and liabilities:
Restricted cash-purse settlements
Receivables	(1)	(622)	(3,127)	(60)		(3,810)
Intercompany receivables		5,675			(5,675)
Intercompany payables			(5,763)	88	5,675
Inventories		(45)	(90)	(225)		(360)
Prepaid expenses and other assets	(206)	(1,016)	(37)	(81)		(1,340)
Accounts payable	(8)	(259)	2,821	339		2,893
Accrued expenses	50	(43)	145	2,383		2,535
Payable to affiliate			196	719		915
Net cash flows from operating activities	1,682	7,383	4,694	6,903		20,662
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash — purse settlements			(1,596)			(1,596)
Proceeds from restricted cash, net				18,749		18,749
Business acquisition and licensing costs			(261)	(1,025)		(1,286)
Construction project development costs				(14,941)		(14,941)
Purchase of property and equipment		(1,085)	(2,961)	(859)		(4,905)
Proceeds from sale of property and equipment		31	5			36
Net cash flows from investing activities		(1,054)	(4,813)	1,924		(3,943)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs				(14)		(14)
Principal payments on debt		(658)	(2,690)	(677)		(4,025)
Proceeds from senior credit facilities		4,600	8,500	1,385		14,485
Payments on senior credit facilities		(10,200)	(7,000)	(1,385)		(18,585)
Member contributions (distributions)	(1,695)	(401)	82	770		(1,244)
Net cash flows from financing activities	(1,695)	(6,659)	(1,108)	79		(9,383)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13)	(330)	(1,227)	8,906		7,336
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(52)	3,253	9,011	566		12,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(65)	$2,923	$7,784	$9,472	$—	$20,114

	Six Months Ended June 30, 2005
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,503)	$1,994	$(3,595)	$(20)	$1,621	$(2,503)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		2,038	5,868			7,906
Provision for doubtful accounts		59				59
Amortization of deferred financing costs and bond discount		600	849			1,449
Stock based compensation	148					148
(Gain) loss on disposal of assets		69	24			93
Loss from equity investment in subsidiaries	1,621				(1,621)
Changes in operating assets and liabilities:
Receivables		(63)	(220)			(283)
Receivables from affiliates		(1,018)			1,018
Inventories		16	(96)			(80)
Prepaid expenses and other assets	(11)	(271)	415			133
Accounts payable	4	371	3,308			3,683
Accrued expenses	(85)	(324)	1,033	20		644
Payables to affiliates			987		(1,018)	(31)
Net cash flows from operating activities	(826)	3,471	8,573			11,218
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash — purse settlements, net			(4,034)			(4,034)
Business acquisition and licensing costs			(203)	(1,000)		(1,203)
Construction project development costs			(4,388)	(728)		(5,116)
Purchase of property and equipment		(1,320)	(2,250)			(3,570)
Proceeds from sale of property and equipment		26	7			33
Net cash flows from investing activities		(1,294)	(10,868)	(1,728)		(13,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(23)	(21)			(44)
Principal payments on debt		(715)	(3,989)			(4,704)
Proceeds from senior credit facilities		3,500	6,500	1,200		11,200
Payments on senior credit facilities		(2,918)	(1,070)			(3,988)
Member distributions	785	(2,502)	(357)	728		(1,346)
Net cash flows from financing activities	785	(2,658)	1,063	1,928		1,118
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41)	(481)	(1,232)	200		(1,554)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(1)	3,434	7,071			10,504
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(42)	$2,953	$5,839	$200	$—	$8,950

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Forward Looking Statements

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to, but not limited to, unforeseen developments, including developments relating to the following:

•                  the availability and adequacy of our cash flows to satisfy our obligations, including payment obligations under the Peninsula Gaming Notes, the DJW Notes, the PGL Credit Facility and additional funds required to support capital improvements and development;

•                  economic, competitive, demographic, business and other conditions in our local and regional markets;

•                  changes or developments in the laws, regulations or taxes in the gaming and horse racing industry or a decline in the public acceptance of gaming or horse racing;

•                  actions taken or omitted to be taken by third parties, including our customers, suppliers, competitors and members, as well as legislative, regulatory, judicial and other governmental authorities;

•                  changes in business strategy, capital expenditure requirements, development plans, including those due to environmental liabilities or remediation concerns, or changes in personnel or their compensation, including federal, state and local minimum wage requirements;

•                  the loss of any license or permit, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis;

•                  the termination of our operating agreements with the DRA and the Worth County Development Authority or the failure of the DRA and the Worth County Development Authority to continue as our “qualified sponsoring organizations;”

•                  the loss of our excursion gambling boat or land-based facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•                  unforeseen cost or expenses, liabilities or other difficulties associated with the expansion of existing gaming operations or the development of new gaming projects or other ventures;

•                  adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of OED, DJL and DJW; and

•                  other factors discussed in our other filings with the SEC.

Overview

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 777 slot machines and 19 table games, (ii) the Evangeline Downs racino development with 1,627 slot machines and a one-mile dirt horse racetrack in Opelousas, Louisiana and four OTBs located throughout south central Louisiana and (iii) an excursion gambling boat casino in Worth County, Iowa with 577 slot machines and 15 table games which opened to the public on April 4, 2006.

Results of Operations

Our results of operations discussed below include the consolidated results of operations of the Company, DJL, OED and DJW for the three and six months ended June 30, 2006 and 2005.

Statement of Operations Data

	Three Months Ended June 30,
(in thousands)	2006	2005
General corporate	$(2,517)	$(820)
Diamond Jo	2,655	3,084
Evangeline Downs	5,239	2,270
Diamond Jo Worth	5,595	(13)
Income from operations	$10,972	$4,521

	Diamond Jo Three Months Ended June 30,		OED Three Months Ended June 30,		Diamond Jo Worth Three Months Ended June 30,
(in thousands)	2006	2005	2006	2005	2006	2005
REVENUES:
Casino	$11,286	$12,988	$26,745	$21,394	$16,833
Racing			6,530	3,723
Video poker			882	547
Food and beverage	641	692	2,742	2,514	711
Other	583	76	314	222	1,998
Less promotional allowances	(447)	(407)	(1,340)	(1,380)	(129)
Net revenues	12,063	13,349	35,873	27,020	19,413
EXPENSES:
Casino	5,550	6,068	14,153	11,684	6,239
Racing			5,481	3,394
Video poker			724	449
Food and beverage	612	616	1,983	1,775	662
Other	9	8	76	73	1,849
Selling, general and administrative	2,222	2,461	4,155	3,865	2,972
Depreciation and amortization	973	1,030	3,577	2,938	1,078
Pre-opening expense				48	175	$13
Development expense	42	37	20	132	44
(Gain) loss on disposal of assets		45	(2)	86	76
Affiliate management fees			467	306	723
Total expenses	9,408	10,265	30,634	24,750	13,818	13
Income (loss) from operations	$2,655	$3,084	$5,239	$2,270	$5,595	$(13)

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Net revenues increased $26.9 million, or 66.6%, to $67.3 million for the three months ended June 30, 2006 from $40.4 million for the three months ended June 30, 2005. This increase was primarily derived from casino revenues at DJW’s new casino which opened to the public on April 4, 2006 of $16.8 million for the three months ended June 30, 2006. Net revenues also increased due to an increase of $5.3 million in OED’s casino revenues to $26.7 million for the three months ended June 30, 2006 from $21.4 million for the three months ended June 30, 2005 attributable primarily to an increase in our admissions to the casino as well as an increase in the average amount spent by our customers per trip which is a direct result of our continued focus on marketing and player development programs and promotions.  Daily casino win per position at OED increased 24.8% to $181 for the three months ended June 30, 2006 from $145 for the three months ended June 30, 2005.

DJL’s casino revenues decreased by $1.7 million to $11.3 million for the three months ended June 30, 2006 from $13.0 million for the three months ended June 30, 2005. We believe this decrease was primarily attributed to a local competitor’s expansion of its gaming facility by increasing the number of slot machines from 600 to 1,000 in May 2005 and introducing video poker in February 2006 and table games in March 2006. DJL’s slot revenue decreased to $10.2 million for the three months ended June 30, 2006 from $11.3 million for the three months ended June 30, 2005. DJL’s table game revenue decreased 35.3% to $1.1 million for the three months ended June 30, 2006 compared to $1.7 million for the three months ended June 30, 2005 primarily due to the addition of table games at a local competitor in March 2006.  Casino revenues at the Diamond Jo were derived 90.1% from slot machines and 9.9% from table games for the three months ended June 30, 2006 compared to 86.9% from slot machines and 13.1% from table games for the three months ended June 30, 2005. DJL’s casino win per gaming position per day at the DJL decreased to $137 for the three months ended June 30, 2006 from $159 for the three months ended June 30, 2005. For the three months ended June 30, 2006, our casino win per admission at DJL increased to $56 from $52 for the three months ended June 30, 2005.

DJW’s casino revenues of $16.8 million for the three months ended June 30, 2006 was comprised of slot revenues of $15.2 million and table game revenues of $1.6 million.  DJW’s slot win per unit per day was $338 for the three months ended June 30, 2006.  Including table games, DJW’s casino win per gaming position per day was $289 for the quarter ended June 30, 2006.

Racing revenues at OED for the three months ended June 30, 2006 were $6.5 million compared to $3.7 million for the three months ended June 30, 2005. This increase is primarily attributable to the closure of our racetrack from May 13, 2005 to June 28, 2005 for improvements related to the dirt track.  The remaining increase is due to the opening of a new OTB in Alexandria, Louisiana in the fourth quarter of 2005 and another OTB in Eunice, Louisiana in the first quarter of 2006.

Video poker revenues at OED for the three months ended June 30, 2006 increased 61.3% to $0.9 million compared to $0.5 million for the three months ended June 30, 2005. The increase in video poker revenues is attributable to an increase in admissions at our Port Allen OTB.

Net food and beverage revenues, other revenues and promotional allowances increased $3.4 million during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due primarily to (i) other revenue at DJW of $2.0 million primarily related to gasoline and merchandise sales at a convenience store acquired in September 2005 in connection with the purchase of land on which the new casino was constructed, (ii) food and beverage revenues at DJW of $0.7 million related to the opening of the casino in April 2006, (iii) an increase in other revenue at DJL of $0.5 million related to the DRA’s contractual obligation under its operating agreement to pay DJL $0.33 for each $1.00 reduction in DJL’s adjusted gross gaming receipts, and (iv) an increase in food and beverage revenues at OED of $0.2 million due to an increase in the number of visitors at the racino.

Casino operating expenses increased $8.2 million to $25.9 million for the three months ended June 30, 2006 from $17.7 million for the three months ended June 30, 2005 due primarily to an increase in casino operating expenses of $6.2 million at DJW, along with an increase in casino expenses at OED of $2.5 million primarily related to purse supplements and gaming taxes which are based on net casino revenues. Casino expenses at the Diamond Jo decreased $0.5 million primarily related to a decrease in gaming taxes as a result of the decrease in casino revenues.

Racing expenses increased to $5.5 million for the three months ended June 30, 2006 from $3.4 million for the three months ended June 30, 2005 due primarily to the closure of the dirt track during a portion of the second quarter of 2005 as noted above. The percentage increase in racing expenses was not as large as the percentage increase in racing revenues due to the impact of racing expenses which do not vary by volume.

Consistent with an increase in video poker revenues as described above, video poker expenses increased 61.2% to $0.7 million for the three months ended June 30, 2006 from $0.4 million for the three months ended June 30, 2005.

Food and beverage expenses increased to $3.3 million for the three months ended June 30, 2006 from $2.4 million for the three months ended June 30, 2005 due primarily to DJW expenses of $0.7 million and an increase of food and beverage cost of sales at OED of $0.2 million associated with an increase in sales. Other expenses increased to $1.9 million for the three months ended June 30, 2006 from $0.1 million for the three months ended June 30, 2005 due primarily to the cost of gasoline and merchandise sold at DJW’s convenience store as discussed above.

Selling, general and administrative expenses increased $4.9 million to $11.8 million for the three months ended June 30, 2006 from $6.9 million for the three months ended June 30, 2005. This increase was due primarily to $3.0 million in expenses associated with operations at DJW and a $1.9 million increase in expenses associated with an increase in the fair value and additional vesting of PGP membership units granted to certain executive officers of the Company in 2005.

Depreciation and amortization expenses increased to $5.6 million for the three months ended June 30, 2006 from $4.0 million for the three months ended June 30, 2005 due primarily to depreciation of the value of buildings and equipment related to the opening of DJW’s casino in April 2006 as well as the opening of two new OTB’s during 2005 and one during the first quarter of 2006. In addition, included in depreciation expense for the three months ended June 30, 2006 is an impairment charge of approximately $0.4 million associated with long-lived assets at OED’s Alexandria OTB.  Based on historic and expected future cash flows of the Alexandria OTB operations, the carrying value of the leasehold improvements and certain other assets are not expected to be recovered by future cash flows and were written down by the amount the carrying value of the assets exceeded their estimated fair market value.  OED subsequently closed the Alexandria OTB in July of 2006.

Pre-opening expenses of $0.2 million for the three months ended June 30, 2006 are attributed primarily to expenses incurred by DJW with respect to start-up activities surrounding the new casino development in Worth County, Iowa. Affiliate management fees of $1.3 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at OED and DJW.

Interest income of approximately $0.1 million for the three months ended June 30, 2006 is primarily related to interest earned on the undistributed net proceeds from the offering of the DJW Notes in July of 2005 which were deposited into interest bearing accounts. Net interest expense, including interest expense related to DJL’s redeemable preferred membership interests, increased $1.3 million to $8.1 million during the three months ended June 30, 2006 from $6.8 million for the three months ended June 30, 2005. This increase is primarily due to interest related to the DJW Notes of approximately $1.1 million.

	Six Months Ended June 30,
(in thousands)	2006	2005
General corporate	$(4,303)	$(1,473)
Diamond Jo	5,434	6,268
Evangeline Downs	14,392	6,319
Diamond Jo Worth	4,829	(13)
Income from operations	$20,352	$11,101

	Diamond Jo Six Months Ended June 30,		OED Six Months Ended June 30,		Diamond Jo Worth Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005	2006	2005
REVENUES:
Casino	$23,348	$26,204	$56,138	$43,761	$16,833
Racing			13,232	7,076
Video poker			1,621	1,155
Food and beverage	1,325	1,308	5,588	4,890	711
Other	926	132	709	417	3,198
Less promotional allowances	(909)	(637)	(2,792)	(2,474)	(129)
Net revenues	24,690	27,007	74,496	54,825	20,613
EXPENSES:
Casino	11,507	12,352	28,560	23,734	6,239
Racing			10,969	6,151
Video poker			1,247	916
Food and beverage	1,231	1,243	3,893	3,481	662
Other	16	19	146	160	2,996
Selling, general and administrative	4,505	4,945	7,450	7,293	2,973
Depreciation and amortization	1,968	2,038	6,744	5,868	1,096
Pre-opening expense			19	88	855	$13
Development expense	54	73	32	178	44
(Gain) loss on disposal of assets	(25)	69	(7)	24	76
Affiliate management fees			1,051	613	843
Total expenses	19,256	20,739	60,104	48,506	15,784	13
Income (loss) from operations	$5,434	$6,268	$14,392	$6,319	$4,829	$(13)

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Net revenues increased $38.0 million, or 46.4%, to $119.8 million for the six months ended June 30, 2006 from $81.8 million for the six months ended June 30, 2005. This increase was primarily related to casino revenues at DJW of $16.8 million.  Also contributing to this increase in net revenues was an increase in OED’s casino revenues of $12.3 million to $56.1 million for the six months ended June 30, 2006 from $43.8 million for the six months ended June 30, 2005 primarily attributable to an increase in our admissions to the casino as well as an increase in the average amount spent by our customers per trip which is a direct result of our continued focus on marketing and player development programs and promotions.  Daily casino win per position at OED increased 28.2% to $191 for the six months ended June 30, 2006 from $149 for the six months ended June 30, 2005.

DJL’s casino revenues decreased by $2.9 million to $23.3 million for the six months ended June 30, 2006 from $26.2 million for the six months ended June 30, 2005. We believe this decrease was primarily related to a local competitor’s expansion of its gaming facility by increasing the number of slot machines from 600 to 1,000 in May 2005 and introducing video poker in February 2006 and table games in March 2006. DJL’s slot revenue decreased to $20.7 million for the six months ended June 30, 2006 from $22.9 million for the six months ended June 30, 2005. DJL’s table game revenue decreased 20.4% to $2.6 million for the six months ended June 30, 2006 compared to $3.3 million for the six months ended June 30, 2005 primarily due to the addition of table games at a local competitor as discussed above.  Casino revenues at the Diamond Jo were derived 88.9% from slot machines and 11.1% from table games for the six months ended June 30, 2006 compared to 87.4% from slot machines and 12.6% from table games for the six months ended June 30, 2005. DJL’s casino win per gaming position per day at the DJL decreased to $140 for the six months ended June 30, 2006 from $161 for the six months ended June 30, 2005. For the six months ended June 30, 2006, our casino win per admission at DJL increased to $57 from $54 for the six months ended June 30, 2005.

DJW’s casino revenues of $16.8 million for the six months ended June 30, 2006 was comprised of slot revenues of $15.2 million and table game revenues of $1.6 million.  DJW’s slot win per unit was $338 for the period April 4, 2006 (date of opening the casino to the public) through June 30, 2006. Including table games,

DJW’s win per gaming position per day was $289 for the period April 4, 2006 (date of opening the casino to the public) through June 30, 2006.

Racing revenues at OED for the six months ended June 30, 2006 were $13.2 million compared to $7.1 million for the six months ended June 30, 2005. This increase is primarily attributable to the closure of our racetrack from May 13, 2005 to June 28, 2005 for improvements related to the dirt track.  The remaining increase is due to the opening of a new OTB in the fourth quarter of 2005 and another OTB in the first quarter of 2006.

Video poker revenues at OED for the six months ended June 30, 2006 were $1.6 million compared to $1.2 million for the six months ended June 30, 2005. The increase in video poker revenues is attributable to an increase in admissions at our Port Allen OTB, as well as the addition of video poker in our new OTB in Eunice, Louisiana in April 2006.

Net food and beverage revenues, other revenues and promotional allowances increased $5.0 million during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due primarily to (i) other revenue at DJW of $3.2 million primarily related to convenience store gasoline and merchandise sales, (ii) DJW food and beverage revenues of $0.7 million, (iii) an increase in other revenue at DJL of $0.8 related to the DRA’s contractual obligation under its operating agreement to pay DJL $0.33 for each $1.00 reduction in DJL’s adjusted gross gaming receipts, and (iv) an increase in food and beverage revenues at OED of $0.7 million due to an increase in the number of visitors at the racino.

Casino operating expenses increased $10.2 million to $46.3 million for the six months ended June 30, 2006 from $36.1 million for the six months ended June 30, 2005 due primarily to DJW expenses of $6.2 million.  Also contributing to this increase was an increase in casino expenses at OED of $4.8 million primarily related to purse supplements and gaming taxes which are based on net casino revenues. Casino expenses at the Diamond Jo decreased $0.8 million primarily related to a decrease in gaming taxes as a result of the decrease in casino revenues.

Consistent with an increase in racing revenues, racing expenses increased to $11.0 million for the six months ended June 30, 2006 from $6.2 million for the six months ended June 30, 2005 due primarily to the closure of the dirt track during a portion of the second quarter of 2005 as noted above. The percentage increase in racing expenses was not as large as the percentage increase in racing revenues due to the impact of racing expenses which do not vary based on volume.

Consistent with an increase in video poker revenues as described above, video poker expenses increased $0.3 million to $1.2 million for the six months ended June 30, 2006 from $0.9 million for the six months ended June 30, 2005.

Food and beverage expenses increased to $5.8 million for the six months ended June 30, 2006 from $4.7 million for the six months ended June 30, 2005 due primarily to DJW expenses of $0.7 million, along with a $0.4 million increase of food and beverage cost of sales at OED associated with an increase in sales. Other expenses increased to $3.2 million for the six months ended June 30, 2006 from $0.2 million for the six months ended June 30, 2005 due primarily to the cost of gasoline and merchandise sold at DJW’s convenience store as discussed above.

Selling, general and administrative expenses increased $5.7 million to $19.1 million for the six months ended June 30, 2006 from $13.4 million for the six months ended June 30, 2005. This increase was due primarily to $3.0 million in expenses at DJW, along with a $3.0 million increase in expenses associated with an increase in the fair value and percentage vested of PGP incentive units granted to certain executive officers of the Company in 2005, offset by a decrease in payroll and operating expenses of approximately $0.4 million associated with the operation of DJL’s excursion gambling boat.  In November 2005, DJL received its Permanently Moored Vessel (“PMV”) permit from the United States Army Corps of Engineers and, as a result, was able to reduce staffing and expenses formerly required under United States Coast Guard regulations.

Depreciation and amortization expenses increased to $9.8 million for the six months ended June 30, 2006 from $7.9 million for the six months ended June 30, 2005 due primarily to depreciation of buildings and equipment related to the opening of DJW’s casino in April 2006 as well as the opening of two new OTBs during 2005 and one during the first quarter of 2006.  In addition, included in depreciation expense for the six months ended June 30, 2006 is an impairment charge associated with long-lived assets at OED’s Alexandria OTB of approximately $0.4 million.  During the first quarter of 2006 and 2005, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill and indefinite lived intangible assets.

Pre-opening expenses of $0.9 million for the six months ended June 30, 2006 relate primarily to expenses incurred by DJW with respect to start-up activities surrounding the new casino development in Worth County, Iowa. Affiliate management fees of $2.0 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively, relate to management fees paid to related parties under various management services and consulting agreements at OED and DJW.

Interest income of approximately $0.3 million for the six months ended June 30, 2006 is primarily related to interest earned on the undistributed net proceeds from the offering of the DJW Notes in July 2005 which were deposited into interest bearing accounts. Net interest expense, including interest expense related to DJL’s redeemable preferred membership interests, increased $2.0 million to $15.7 million during the six months ended June 30, 2006 from $13.7 million for the six months ended June 30, 2005. This increase is primarily due to interest related to the DJW Notes of approximately $2.2 million. Interest expense of approximately $0.6 million was capitalized as part of the DJW casino development during the six months ended June 30, 2006. Capitalized interest during the six months ended June 30, 2005 was not significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance increased $7.3 million to $20.1 million at June 30, 2006 from $12.8 million at December 31, 2005.

Cash flows from operating activities were $20.7 million during the six months ended June 30, 2006, an increase of $9.5 million when compared to $11.2 million during the six months ended June 30, 2005. The increase is primarily due to an increase in net income to common member’s interest (excluding depreciation and amortization and noncash stock based compensation expense) of $12.4 million partially offset by a decrease in working capital of $3.2 million primarily related to an increase in receivables at OED for signal fees due from other tracks.

Cash flows used in investing activities during the six months ended June 30, 2006 was $3.9 million consisting of cash outflows of (i) payments of approximately $15.8 million for construction and other development costs associated with the Worth County casino development project, (ii) an increase in our restricted cash balance designated for purse settlements of $1.6 million, (iii) net cash outflows of approximately $4.0 million used for capital expenditures mainly related to the development of our new OTB in Eunice, Louisiana, the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures at DJL, OED and DJW and (iv) business acquisition and licensing costs of $1.3 million. These outflows were partially offset by a decrease in our restricted cash balance designated for construction and other development costs associated with the Worth County casino development project of $18.8 million.

Cash flows used in financing activities during the six months ended June 30, 2006 of $9.4 million reflects (i) aggregate principal payments under the revolver portion of the PGL Credit Facility of $18.6 million, (ii) aggregate principal payments under the term loan portion of the PGL Credit Facility of $2.0 million, (iii) aggregate principal payments on notes payable of $2.0 million and (iv) member distributions of approximately $1.2 million. These outflows were partially offset by net proceeds from borrowings under the revolver portion of the PGL Credit Facility and DJW Credit Facility of $14.5 million.

As of June 30, 2006, the Company had $19.7 million and $6.7 million outstanding under the revolver portion and term loan portion of the PGL Credit Facility, respectively, and outstanding letters of credit of approximately $0.7 million. In addition, as of June 30, 2006, DJW had no outstanding balances under the DJW Credit Facility and outstanding letters of credit of approximately $0.4 million.

Financing Activities

Our financing activities will have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes to the Company’s financing activities during the six months ended June 30, 2006.

General

In addition to our cash on hand, we and our subsidiaries currently have the following sources of funds: (i) cash flows from OED’s casino and racetrack operations, (ii) cash flows from DJL’s casino operations, (iii) cash flows from DJW’s casino operations, (iv) available borrowings under the PGL Credit Facility, (v) available borrowings under the DJW Credit Facility and (vi) remaining net proceeds from the offering of the DJW Notes ($0.4 million at June 30, 2006). Aggregate available borrowings under the PGL Credit Facility and the DJW Credit Facility at June 30, 2006, after reductions for amounts borrowed and letters of credit outstanding at OED, DJL and DJW, was $31.7 million.  Contractual restrictions and other provisions contained in the agreements governing our consolidated indebtedness, including our senior credit facilities and the indentures governing the Peninsula Gaming Notes and the DJW Notes, limit or restrict our ability to use the funds available to us at each of our gaming properties.

We expect our capital expenditures for the next twelve months, excluding any amounts related to the development of the current gaming facility and proposed expansion in Worth County, Iowa, to be approximately $5.7 million. Capital expenditures for the next twelve months related to the development of our current gaming facility in Worth County, Iowa are expected to be approximately $1.5 million. Our remaining debt maturities for 2006 are expected to be approximately $9.3 million (including $4.0 million related to the redemption of DJL’s redeemable preferred member’s interest). Based on our cash on hand, expected cash flows from operations and our available sources of financing, we believe we will have adequate liquidity to satisfy our operating needs at each of our gaming properties and to service our outstanding indebtedness for the next twelve months.

In the near future, we expect to incur additional capital expenditures related to a proposed expansion of our casino facility at DJW.  The proposed expansion is expected to add an additional 300 slot machines and 11 table games, a new poker room, a buffet restaurant, an expanded casino bar and additional parking.  The total cost of the expansion is anticipated to be approximately $29.1 million and is expected to be completed during the second quarter of 2007.  DJW plans to fund the casino expansion with additional senior secured note financing, slot vendor financing and/or cash on hand.

Our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries; (ii) the financial covenants contained in the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds or to transfer or dispose of assets; (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) our ability to adapt to changes in the gaming or horse racing industries which affect the markets in which we operate could be limited.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

Our future contractual obligations and commitments at December 31, 2005, adjusted for the incurrence of $5.2 million principal amount of slot vendor financing debt at DJW, are as follows (in millions of dollars):

	Payments due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Contractual Obligations
Long-Term Debt	$329.3	$13.3	$34.7	$8.3	$273.0
Interest on Long-Term Debt	166.7	28.9	55.0	50.8	32.0
Operating Leases	3.1	0.9	1.0	0.4	0.8
Purchase Commitments	4.3	1.2	1.9	1.2	—
Gaming License	4.0	1.0	2.0	1.0	—
Litigation Settlement and Other	1.7	1.5	0.1	0.1	—
Total Contractual Cash Obligations	$509.1	$46.8	$94.7	$61.8	$305.8

The following table shows our contingent obligations at June 30, 2006 based on expiration dates (in millions):

	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Standby letters of credit	$0.3	$0.8	$—	$—

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2006.

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

Goodwill and intangible assets are subject to impairment by, among other factors, significant changes in gaming tax rates, competition and regulatory requirements; lack of license renewals; lack of voter reapproval in Iowa; and changes in the way we use our OED tradename. During the first quarter of 2006 and 2005, we completed the annual impairment testing of all of our goodwill and intangible assets with indefinite lives and no impairments were indicated. We are required to perform an analysis of our goodwill and intangible assets at least on an annual basis. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods.

Impairment of Long-Lived Assets.  Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using an undiscounted future cash flow analysis or other accepted valuation techniques. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. During the quarter ended June 30, 2006, management determined the undiscounted future cash flows of its Alexandria OTB did not support the recoverability of the fixed assets attributable to the OTB’s operation. As such, the Company recognized an impairment charge for the OTB’s assets that exceeded their estimated fair market value. The impairment charge of $0.4 million is included in depreciation and amortization in the consolidated statement of operations and is part of the Evangeline Downs operating segment.

Stock Based Compensation.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Shared-Based Payment (“SFAS No. 123R”). As allowed under the provisions of SFAS No. 123R the Company has applied SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application of SFAS No. 123R using the accounting principles historically applied to those awards, Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company did not have any new awards and there were no modifications, repurchases, or cancellations of awards issued prior to January 1, 2006 during the three and six months ended June 30, 2006. There were no payments to employees related to awards during the three and six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was approximately $6.2 million related to nonvested awards not yet recognized in the consolidated statement of operations. The unrecognized value of awards is expected to vest over approximately two and a half years unless vested earlier per the terms of the awards. Units granted by PGP to Company employees under the IUP contain a put option exercisable by the employee and are recorded at their fair market value (based on a market multiple of total segment operating earnings) with a corresponding expense recorded within the statement of operations based on the percentage vested.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility and DJW Credit Facility. As of June 30, 2006, the Company had $26.4 million in outstanding borrowings under the PGL Credit Facility and DJW Credit Facility, including borrowings under the term loan portion of the PGL Credit Facility that have variable interest rates. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility and DJW Credit Facility (currently an aggregate amount of $59.2 million) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.6 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowings. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed and variable rate debt borrowings as of June 30, 2006 (dollars in millions):

Description	Maturity	Interest Rate	Carrying Value	Fair Value
8 ¾% senior secured notes	April 15, 2012	8¾ %	$230.4	$233.0	*
13% senior secured notes with contingent interest of OED	March 1, 2010	13%	6.8	6.9
11% senior secured notes	May 11, 2012	11%	40.0	40.0	*
Revolving line of credit	June 16, 2008	8 ¾ %	19.7	19.7
Revolving line of credit	March 1, 2010	7 ¼ %	0.0	0.0
Term loan	June 16, 2008	10¾ %	6.7	6.7
Note payable	October 1, 2010	8¾ %	2.8	2.8
Note payable	October 1, 2007	0%	1.7	1.7
Note payable	October 1, 2007	0%	1.8	1.8
Note payable	March 1, 2009	0%	3.1	3.3
Note payable	April 1, 2007	0%	0.7	0.7
Capital lease obligation	February 1, 2007	0%	0.5	0.5
Preferred members’ interest, redeemable	October 13, 2006	9%	4.0	4.0

*                    Represents fair value as of June 30, 2006 based on information provided by an independent investment banking firm.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.   The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act) as of June 30, 2006, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal controls.   In April 2006, DJW commenced casino operations at its new casino in Worth County, Iowa.  Internal controls over financial reporting at this new property are substantially the same as those at our other existing properties.  Other than noted above, there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during our second quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2003, OED filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana, the St. Landry Parish School Board and the City of Opelousas. OED seeks a judgment declaring that sales taxes are not due to the defendants on purchases made by OED and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. OED’s action is based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. The St. Landry Parish School Board and the City of Opelousas have questioned the application of the racing statutes to the construction and furnishing of the casino portion of the facility, thereby leading to the filing of this action. OED anticipates that the Secretary of the Department of Revenue and Taxation of the State of Louisiana may take the same position.

OED filed a motion for summary judgment, which was scheduled for hearing in July 2005. The defendants filed responses, generally arguing that the exemption under the racing statutes should not extend to the purchase of goods, materials and services which were unrelated to horse racing. Prior to the hearing, it was discovered by OED that OED’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that OED, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment. In November and December 2005, OED filed refund claims totaling $0.6 million. There has not yet been a ruling on OED’s refund claims, and as a result, OED has not recorded the refund claims.

While OED has paid certain sales taxes on the construction of the new racetrack and casino and relating to the purchase of slot machines at the casino, it has not paid sales taxes on many purchases associated with the construction and furnishing of the facility. Accordingly, an adverse ruling on this matter may result in OED being required to pay sales taxes to the defendants in the range of $1.0 to $2.5 million and having its refund claims denied. During the three months ended June 30, 2006, the Company accrued $0.4 million related to sales taxes that the Company will be required to pay associated with certain services. The accrued amount was recorded in casino expenses for the three and six month period ended June 30, 2006. A portion of the remaining sales tax exposure, if required to be paid, will be capitalized in fixed assets.

In October 2005, the Company filed a request to arbitrate certain claims against the general contractor of the racino relating to improper construction of the horse racetrack at the racino. The Company is pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup its track reconstruction costs and other related damages. The arbitration is currently scheduled to be held in Lafayette, Louisiana and is expected to take approximately one year. The Company believes it is too early to determine the results of the arbitration and, accordingly, has not recorded any damage claim as an asset.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)             Exhibits

Exhibit Number	Description
31.1	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on August 14, 2006.

PENINSULA GAMING, LLC

By:	/s/ M. BRENT STEVENS
M. Brent Stevens
Chief Executive Officer

By:	/s/ JONATHAN SWAIN
Jonathan Swain
Chief Operating Officer

By:	/s/ NATALIE A. SCHRAMM
Natalie A. Schramm
Chief Financial Officer

PENINSULA GAMING CORP.

By:	/s/ M. BRENT STEVENS
M. Brent Stevens
Chief Executive Officer

By:	/s/ NATALIE A. SCHRAMM
Natalie A. Schramm
Chief Financial Officer

DIAMOND JO, LLC

By:	/s/ M. BRENT STEVENS
M. Brent Stevens
Chief Executive Officer

By:	/s/ JONATHAN SWAIN
Jonathan Swain
Chief Operating Officer

By:	/s/ NATALIE A. SCHRAMM
Natalie A. Schramm
Chief Financial Officer

THE OLD EVANGELINE DOWNS, L.L.C.

By:	/s/ M. BRENT STEVENS
M. Brent Stevens
Chief Executive Officer

By:	/s/ JONATHAN SWAIN
Jonathan Swain
Chief Operating Officer

By:	/s/ NATALIE A. SCHRAMM
Natalie A. Schramm
Chief Financial Officer