Form 10-Q
period 2006-09-30
PENINSULA GAMING CORP.; Peninsula Gaming, LLC; DIAMOND JO, LLC
filed 2006-11-14
CIK 1235662, 1299109, 1095997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

PENINSULA GAMING, LLC
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	September 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,816	$12,778
Restricted cash—purse settlements	5,040	5,119
Restricted cash—interest reserve		2,281
Accounts receivable, less allowance for doubtful accounts of $57 and $73 respectively	5,949	2,801
Inventories	675	493
Prepaid expenses	1,197	1,259
Total current assets	38,677	24,731

RESTRICTED CASH - WORTH PROJECT	19,457	16,848

PROPERTY AND EQUIPMENT, NET	158,981	143,393
OTHER ASSETS:
Deferred financing costs, net of amortization of $5,876 and $3,863, respectively	13,210	14,263
Goodwill	53,083	53,083
Licenses and other intangibles	35,407	34,003
Deposits and other assets	2,676	1,307
Total other assets	104,376	102,656
TOTAL	$321,491	$287,628

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$5,530	$4,742
Construction payable	4,427	6,117
Purse settlement payable	6,642	7,320
Accrued payroll and payroll taxes	10,658	4,267
Accrued interest	12,766	5,864
Other accrued expenses	11,089	7,605
Payable to affiliate	2,398	969
Current maturities of long-term debt and leases	13,025	11,002
Total current liabilities	66,535	47,886

LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	230,512	230,259
11% senior secured notes	60,000	40,000
13% senior secured notes, net of discount	6,827	6,813
Senior secured credit facilities	15,400	23,800
Term loan	1,667	4,667
Notes and leases payable	4,203	4,465
Other accrued expenses	691	345
Total long-term liabilities	319,300	310,349
Total liabilities	385,835	358,235

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(73,344)	(79,607)
Total member’s deficit	(64,344)	(70,607)
TOTAL	$321,491	$287,628

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
REVENUES:
Casino	$54,007	$35,238	$150,326	$105,203
Racing	5,330	5,694	18,562	12,770
Video poker	1,045	508	2,667	1,664
Food and beverage	4,123	3,760	11,747	9,958
Other	3,013	629	7,846	1,176
Less promotional allowances	(2,117)	(1,917)	(5,948)	(5,026)
Total net revenues	65,401	43,912	185,200	125,745

EXPENSES:
Casino	24,075	17,452	70,380	53,539
Racing	4,716	4,786	15,685	10,937
Video poker	891	387	2,139	1,303
Food and beverage	3,106	2,648	8,892	7,373
Other	2,023	383	5,181	563
Selling, general and administrative	12,532	7,164	31,623	20,588
Depreciation and amortization	5,379	4,179	15,188	12,084
Pre-opening expense	86	76	960	177
Development expense	275	(20)	405	516
Affiliate management fees	1,233	428	3,267	1,041
Loss on disposal of assets	105	5	148	98
Total expenses	54,421	37,488	153,868	108,219

INCOME FROM OPERATIONS	10,980	6,424	31,332	17,526

OTHER INCOME (EXPENSE):
Interest income	216	228	532	269
Interest expense, net of amounts capitalized	(8,605)	(7,746)	(24,090)	(21,211)
Interest expense related to preferred member’s interest, redeemable	(90)	(90)	(270)	(270)
Total other expense	(8,479)	(7,608)	(23,828)	(21,212)

NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$2,501	$(1,184)	$7,504	$(3,686)

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,504	$(3,686)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	15,188	12,084
Provision for doubtful accounts	122	95
Amortization of deferred financing costs and bond discount	2,666	2,295
Stock based compensation	5,375	307
Loss on disposal of assets	148	98
Changes in operating assets and liabilities:
Receivables	(3,270)	(2,024)
Inventories	(182)	(229)
Prepaid expenses and other assets	(1,308)	86
Accounts payable	92	(1,796)
Accrued expenses	9,891	7,515
Payable to affiliate	1,726	87
Net cash flows from operating activities	37,952	14,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash—purse settlements, net	79	1,378
Proceeds from restricted cash, net	(328)	(29,823)
Business acquisition and licensing costs	(1,405)	(1,303)
Construction project development costs	(16,863)	(15,939)
Purchase of property and equipment	(10,347)	(4,367)
Proceeds from sale of property and equipment	46	37
Net cash flows from investing activities	(28,818)	(50,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(64)	(2,942)
Principal payments on debt	(6,392)	(6,686)
Payments on senior credit facilities	(25,685)	(7,488)
Proceeds from senior credit facilities	17,285	13,200
Proceeds from senior secured notes	20,000	40,000
Proceeds from note payable		24
Member distributions	(1,240)	(1,834)
Net cash flows from financing activities	3,904	34,274

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,038	(911)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,778	10,504

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,816	$9,593

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$15,971	$13,377

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property additions acquired by construction payable and accrued expenses which were accrued, but not paid	$3,788	$6,180
Property and equipment purchased in exchange for indebtedness	4,786
Deferred financing costs which were accrued, but not paid	904	334

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

Recent Developments

On July 13, 2006, the Iowa Racing and Gaming Commission approved DJW’s request to expand its new casino facility by approximately 30,000 square feet.  The proposed expansion is expected to add an additional 300 slot machines, 11 table games, a new poker room, a new buffet restaurant, an expanded casino bar and additional parking.  Construction of the expansion has commenced and is expected to be completed during the second quarter of 2007 for an aggregate cost of approximately $30 million.

On September 27, 2006, DJL entered into an Offer to Purchase Real Estate, Acceptance and Lease (“Offer”) with the Dubuque County Historical Society (“Historical Society”). The Offer provides for, among other things, the purchase by DJL of 2.4 acres of real property (the “Expansion Tract”) for its fair market value in an amount not to exceed $2 million to facilitate DJL’s building of a new moored barge facility to expand its existing casino operations. In addition, DJL agreed to make a charitable contribution at closing in an amount equal to the difference between $2 million and the fair market value of the property. DJL will also make a charitable contribution of $1 million over ten annual installments, the first of such installments being due on the first anniversary of the closing of the real property purchase. The Offer also provides for the Historical Society to lease DJL’s existing building for 99 years at $1 per year and for DJL to transfer all of its rights, title and interest in the existing Diamond Jo vessel to the Historical Society at the Historical Society’s option. The lease and the transfer of the vessel are conditioned upon DJL commencing operation of its new moored barge facility. Closing of the Offer is contingent upon DJL receiving regulatory approval and satisfactory completion of its due diligence relating to its purchase of the Expansion Tract.

DJL’s proposed new moored barge facility is expected to include approximately 1,000 slot machines, 20 table games and a five table poker room.  Additional amenities are expected to include a 36 lane bowling center, three restaurants and an entertainment center.  Total cost of the project is expected to be approximately $55 million.

In addition, OED intends to develop and construct a 116 room hotel and 30,000 square foot events center contiguous to its racino.  The total cost of the development is anticipated to be approximately $24 million and construction is expected to begin during the fourth quarter of 2006.

The Company is currently evaluating its financing options related to funding the casino development at DJL and the hotel and events center at OED.

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

Licenses and other intangibles as of September 30, 2006 and December 31, 2005 consist of the acquired licenses and tradename associated with the purchase of OED and the first two payments in June 2005 and May 2006, respectively, for DJW’s gaming license under an executory agreement with the State of Iowa. The licenses and tradename have indefinite lives as the Company has determined that there are no legal, regulatory, contractual, economic or other factors that would limit their useful lives, and the Company intends to renew and operate the licenses and use the tradename indefinitely. In addition, other key factors in the Company’s assessment that these licenses have an indefinite life include: (1) the Company’s license renewal experience confirms that the renewal process is perfunctory and renewals would not be withheld except under extraordinary circumstances; (2) the renewals related to these licenses confirm the Company’s belief that the renewal process could be completed without substantial cost and without material modification of the licenses; (3) the economic performance of the operations related to the licenses support the Company’s intention of operating the licenses indefinitely; and (4) the continued limitation of gaming licenses in the States of Louisiana and Iowa limits competition in the jurisdictions where these licenses are maintained. Indefinite lived intangible assets are not amortized but are reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. The Company’s annual impairment testing performed during the quarters ended March 31, 2006 and 2005 resulted in no impairments.

Impairment of Long-Lived Assets—  Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using an undiscounted future cash flow analysis or other accepted valuation techniques. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. During the quarter ended June 30, 2006, management determined the undiscounted future cash flows of its Alexandria OTB did not support the recoverability of the fixed assets attributable to the OTB’s operation. As such, the Company recognized an impairment charge for the OTB’s assets that exceeded their estimated fair market value. The impairment charge of $0.4 million is included in depreciation and amortization in the consolidated statement of operations and is part of the OED operating segment.

As discussed in Note 1, DJL entered into the Offer with the Historical Society and the Offer, as of September 30, 2006, was subject to significant contingencies.  DJL may be required to accelerate depreciation on certain depreciable assets that will either be contributed to the Historical Society or will  not be utilized at its new facility.  Beginning on the date the significant contingencies are satisfied or become probable of resolution and through the period that DJL estimates commencing operations at the new facility, DJL will  depreciate the remaining net book value of those assets less their estimated fair market value at the date of contribution or estimated net realizable value.

Stock Based Compensation—   Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Shared-Based Payment (“SFAS No. 123R”). As allowed under the provisions of SFAS

No. 123R the Company has applied SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application of SFAS No. 123R using the accounting principles historically applied to those awards, Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company did not have any new awards and there were no modifications, repurchases, or cancellations of awards issued prior to January 1, 2006 during the three and nine months ended September 30, 2006. There were no payments to employees related to awards during the three and nine months ended September 30, 2006 and 2005. As of September 30, 2006, there was approximately $7.5 million related to nonvested awards not yet recognized in the consolidated statement of operations. The unrecognized value of awards is expected to vest over approximately two years unless vested earlier per the terms of the awards. See footnote 6 for more information regarding the terms of outstanding awards.

The following table illustrates the effect on net income (loss) to common member’s interest if the Company had accounted for employee stock-based compensation using the fair value method for all periods (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net income (loss) to common member’s interest, as reported	$2,501	$(1,184)	$7,504	$(3,686)
Stock-based employee compensation expenses included in reported net income (loss)	2,232	159	5,375	307
Stock-based employee compensation expense determined under the fair value method	(2,232)	(159)	(5,375)	(307)
SFAS 123R pro forma net income (loss) to common member’s interest	$2,501	$(1,184)	$7,504	$(3,686)

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

Reclassifications—   Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications did not have any effect on the Company’s financial position or net income or loss to common member’s interest in the three and nine months ended September 30, 2006 and 2005.  In our condensed consolidated statements of operations for the three and nine months ended September 30, 2006, we classified certain accrued expenses related to our player loyalty program as casino expenses.  We previously presented such changes as promotional allowances.  In the consolidated statement of operations for the three and six months ended September 30, 2005, we reclassified $0.1 million and $0.4 million, respectively, from promotional allowances to casino expense to be consistent with our 2006 presentation.

Recently Issued Accounting Standards—   In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework from measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates, among other things, a fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absense of a principal market, the most advantageous market for the asset or liability. SFAS 157 is effective for the Company’s year ending December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on the Company’s financial statements.

3. Property and Equipment

Property and equipment at September 30, 2006 and December 31, 2005 is summarized as follows (in thousands):

	September 30, 2006	December 31, 2005
Land and land improvements	$16,296	$15,381
Buildings and improvements	114,177	84,138
Riverboat and improvements	8,408	8,387
Furniture, fixtures and equipment	56,073	43,112
Computer equipment	8,431	6,095
Vehicles	335	209
Construction in progress	4,309	21,020
Subtotal	208,029	178,342
Accumulated depreciation	(49,048)	(34,949)
Property and equipment, net	$158,981	$143,393

Depreciation and amortization expense for the three months ended September 30, 2006 and 2005 was $5.4 million and $4.2 million, respectively.  Depreciation and amortization expense for the nine months ended September 30, 2006 and 2005 was $15.2 million and $12.1 million, respectively.

Included in the total amount of depreciation and amortization expense for the nine months ended September 30, 2006 is an impairment charge of approximately $0.4 million associated with long-lived assets at OED’s Alexandria OTB.  Based on historic and expected future cash flows of the Alexandria OTB operations, the carrying value of the leasehold improvements and certain other assets are not expected to be recovered by future cash flows and were written down by the amount the carrying value of the assets exceeded their estimated fair market value.  OED closed the Alexandria OTB in July of 2006 and recorded a lease termination loss of approximately $0.1 million.

4. Debt

Long-term debt consists of the following (in thousands):

	September 30, 2006	December 31, 2005
8 3/4% senior secured notes due April 15, 2012, net of discount of $2,488 and $2,741 respectively, secured by assets and equity of DJL and OED	$230,512	$230,259

11% senior secured notes of DJW due April 15, 2012, secured by substantially all the assets of DJW and a pledge of equity of DJW and DJWC	60,000	40,000

13% senior secured notes of OED due March 1, 2010 with contingent interest, net of discount of $83 and $97 respectively	6,827	6,813

$50,000 revolving line of credit under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 0.5 - 1.0% (current rate of 8.75% at September 30, 2006), maturing June 16, 2008, secured by substantially all the assets of DJL and OED	15,400	23,800

$2,500 revolving line of credit under a loan and security agreement of DJW with a bank, interest rate at prime less a margin of 1.0% (current rate of 7.25% at September 30, 2006), maturing March 1, 2010, secured by substantially all the assets of DJW and guaranteed by the Company’s Chief Executive Officer

Term loan under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc., interest rate at prime plus 2.5% (current rate of 10.75% at September 30, 2006), due in equal monthly installments of $333 beginning July 1, 2004, maturing June 16, 2008, secured by certain assets of DJL and OED	5,667	8,667

Promissory note payable to third party, interest at 8.75% payable monthly in arrears, annual principal payments of $1,100 in 2005 and $550 each year thereafter, secured by a mortgage on certain real property of OED	2,750	2,750

Notes payable to third party, net of discount of $18 and $234, interest rate at 0% for the first 24 months (discounted at 7.4%) and 7.4% thereafter, monthly payments of principal of $229 through October 2006 followed by monthly payments of principal and interest of $233, through October 2007, secured by certain assets of DJL and OED	2,895	4,697

Notes payable to third party, net of discount of $225, interest rate at 0% for the first 24 months (discounted at 7.25%) and 7.25% thereafter, monthly payments of principal of $101 through March 2008 followed by monthly payments of principal and interest of $105, through March 2009, secured by certain assets of DJW	2,807

Notes payable to third party, net of discount of $12, interest rate at 0% (discounted at 7.25%), monthly payments of principal of $70 through April 2007, secured by certain assets of DJW.	476

Capital lease obligation of DJW to third party, net of discount of $5 (discounted at 7.25%), monthly lease payments of $59 through February 2007 with a dollar bargain purchase option.	287

Note payable to third party, net of discount of $1, interest rate at 0% (discounted at 4.9%), monthly payments of principal of $1, through August 2008	13	20

Preferred membership interests-redeemable, interest at 9%, due October 13, 2006	4,000	4,000

Total debt	331,634	321,006

Less current portion	(13,025)	(11,002)

Total long term debt	$318,609	$310,004

Principal maturities of debt (excluding discount and debt repaid during the period January 1, 2006 through September 30, 2006) for each of the years ended December 31 are summarized as follows (dollars in thousands):

2006	$13,287
2007	8,422
2008	26,271
2009	865
2010	8,845
Thereafter	293,000
$350,690

On August 31, 2006, DJW entered into the First Supplemental Indenture to the Indenture dated as of July 19, 2005 (the “DJW Supplemental Indenture”) which permitted, among other things, the issuance by DJW on August 31, 2006 of an additional $20 million principal amount of DJW Notes, the proceeds of which are to be used in part to fund the DJW casino expansion as discussed in Note 1. In addition, the DJW Supplemental Indenture also eliminates certain restrictions on DJW’s ability to pay certain fees under various management agreements, increased the amount of indebtedness permitted to be incurred under DJW’s senior credit facility from $2.5 million to $5.0 million and requires DJW to offer to buy back a portion of the DJW Notes on a semi-annual basis, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein).

As of September 30, 2006, the Company had $15.4 million outstanding under its $50.0 million senior secured credit facility (“PGL Credit Facility”). As of September 30, 2006, DJW did not have any outstanding advances under its $2.5 million senior secured credit facility. In addition, as of September 30, 2006, the Company had outstanding letters of credit under the PGL Credit Facility and the DJW Credit Facility of approximately $0.7 and $0.3 million, respectively, resulting in available borrowings thereunder of $33.9 and $2.2 million, respectively.

The Company’s 8 ¾% senior secured notes due 2012 (the “Peninsula Gaming Notes”), the DJW Notes, the PGL Credit Facility and the DJW Credit Facility each contain various restrictive covenants, all with which the Company was in compliance as of September 30, 2006.

5. Commitments and Contingencies

Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as members of the Company and as members of PGP, respectively.

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

While OED has paid certain sales taxes on the construction of the new racetrack and casino and relating to the purchase of slot machines at the casino, it has not paid sales taxes on many purchases associated with the construction and furnishing of the facility. Accordingly, an adverse ruling on this matter may result in OED being required to pay sales taxes to the defendants and having its refund claims denied. In October 2006, the Louisiana Department of Revenue and Taxation notified OED that additional taxes and interest totaling approximately $0.3 million were due for the period January 1, 2002 through December 31, 2004.  Based on this information, during the three months ended September 30, 2006, the Company accrued the $0.3 million and an additional $1.1 million related to sales taxes that the Company may be required to pay for the years 2005 and 2006 and for local parish and city taxes.  Of the accrued amount, approximately $0.6 and $0.4 million was recorded in general and administrative expense and interest expense, respectively, in the condensed consolidated statement of operations for the three and nine month period ended September 30, 2006. The remaining balance of the accrued amount totaling approximately $0.4 million was capitalized in fixed assets.  In accordance with Louisiana law, OED plans to protest this assessment and is requesting a ruling on its refund claims.  OED plans to appeal should its written protest prove unsuccessful.

In October 2005, OED filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. OED is pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup its track reconstruction costs and other related damages. OED believes it is too early to determine the results of the arbitration and, accordingly, has not recorded any damage claim as an asset.

Other than as described above, neither the Company nor its subsidiaries are parties to, and none of the Company’s or its subsidiaries’ property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Dubuque Racing Association, Ltd. (the “DRA”) holds a joint license with DJL to conduct gambling games under Iowa statutes. The DRA owns Dubuque Greyhound Park (“DGP”), a traditional greyhound racetrack with 1,000 slot machines, 20 table games and amenities including a gift shop, restaurant and clubhouse. During 2005, DJL entered into an amendment to its operating agreement under the joint gambling license (the “Amended Operating Agreement”) with the DRA. The Amended Operating Agreement provides for, among other things, that beginning on February 17, 2006, the day that DGP began operating video poker machines, and continuing until August 30, 2006, DRA shall pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions. On August 31, 2006, a gambling operation commenced business within 125 miles of Dubuque, Iowa.  As such, in accordance with the Amended Operating Agreement, DJL’s adjusted gross receipts must first be reduced by 7% prior to calculating the reduction in adjusted gross receipts on which the $0.33 calculation is based. Pursuant to the Amended Operating Agreement, the DRA shall continue to pay DJL $.33 for each $1.00 until the earlier of December 31, 2008 or when

DJL opens its new gaming facility. During the three and nine months ended September 30, 2006, DJL recorded revenues of approximately $0.5 million and $1.2 million, respectively related to this agreement, of which approximately $1.0 million was included in accounts receivable on the condensed consolidated balance sheet as of September 30, 2006.

In connection with obtaining its gaming license, DJW is required to pay the Iowa Racing and Gaming Commission under an executory agreement a license fee of $5.0 million due in five annual installments of $1.0 million. DJW paid the first two $1.0 million installments in June 2005 and May 2006, respectively, with the remaining installments due in May 2007, 2008 and 2009. Also, DJW is required to pay its qualified sponsoring organization, Worth County Development Authority (“WCDA”) which holds the joint gaming license with DJW, 5.76% of the casino’s adjusted gross receipts on an ongoing basis.  For the three and nine months ended September 30, 2006, DJW expensed approximately $1.0 million and $1.9 million, respectively, related to this obligation.

In addition, DJW is required to construct, or cause a third party to construct, a 100 room hotel near the casino within 18 months of opening the casino to maintain its gaming license. In April 2006, DJW entered into a lease agreement with a third party developer in which DJW agreed to lease a parcel of land adjacent to the casino to the third party developer. In addition, the third party developer agreed to construct a 102 room hotel on that parcel of land. The lease is for an initial term of 20 years and 6 months and includes an option for the developer to extend the lease for an additional 15 years. Lease payments shall be equal to 2% of adjusted gross revenue (as defined in the lease agreement) of the hotel plus payments of additional rent to reimburse DJW for utilities and common area costs and expenses incurred by DJW. The lease also contains a purchase option whereby, at any time during the first seven years subsequent to the opening of the hotel, DJW can elect to purchase the hotel from the third party developer for a purchase price established in the lease agreement. The hotel is expected to open in November 2006.

During the first quarter of 2006, DJW entered into various agreements with the State of Iowa and a local business in which DJW has agreed, in exchange for land and other assets, to build an elevated water storage and water treatment facility at an estimated cost of approximately $1 million and to provide, at no charge, water and sanitary service to the State of Iowa for its interstate rest service located near the casino and to the local business.  The estimated cost of the free services has been accrued as a liability and capitalized as a cost of the land and other asset acquisitions.

On September 27, 2006, DJL entered into an agreement with the Historical Society which provides for, among other things, (i) the purchase by DJL of the Expansion Tract for its fair market value in an amount not to exceed $2 million, (ii) DJL’s making a charitable contribution at closing of the purchase of the Expansion Tract in an amount equal to the difference between $2 million and the fair market value of the property and (iii) DJL’s making a charitable contribution of $1 million over ten annual installments, the first of such installments being due on the first anniversary of closing.   The agreement also provides for the Historical Society to lease DJL’s existing building for 99 years at $1 per year and for DJL to transfer all of its right, title and interest in the existing Diamond Jo vessel to the Historical Society at the Historical Society’s option. Closing of the agreement is contingent upon DJL receiving regulatory approval and satisfactory completion of its due diligence relating to its purchase of the Expansion Tract.

6. Related Party Transactions

During the three months ended September 30, 2005 and the nine months ended September 30, 2006 and 2005, the Company recorded distributions of $0.5 million, $1.2 million and $1.8 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP’s development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as a board member and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions. Net distributions were zero for the three months ended September 30, 2006. In addition, during the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, the Company expensed $0.1 million, $0.1 million, $0.2 million and $0.1 million, respectively, as an affiliate management fee, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and OED, under which OED pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and other non-recurring charges, OED expensed $0.2 million, $0.2 million, $0.7 million and $0.5 million in affiliate management fees payable to OEDA during the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, respectively.

In accordance with a management services agreement between DJW and PGP, DJW accrued $0.5 million and $1.2 million in affiliate management fees payable to PGP during the three and nine months ended September 30, 2006, respectively.

OED and PGP are parties to separate consulting agreements with a board member of PGP. Under the consulting agreements, OED and DJW must each pay the board member a fee equal to 2.5% of OED’s and DJW’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004 and May 1, 2006, respectively. Under the consulting agreements, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. OED expensed $0.2 million, $0.2 million, $0.8 million and $0.5 million of affiliate management fees during the three months ended September 30, 2006 and 2005 and nine months ended September 30, 2006 and 2005, respectively, related to its consulting agreement. DJW expensed $0.2 million and $0.4 million of affiliate management fees for the three and nine months ended September 30, 2006, respectively, related to its consulting agreement.

During the three and nine months ended September 30, 2006 and 2005, the Company paid or accrued fees and expenses owed to its investment banking firm, which employs the Company’s Chief Executive Officer, in connection with the offering of the DJW Notes.

At a meeting of the board of managers of PGP held on February 25, 2005, PGP approved grants of profits interests under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) to two executive officers of PGL aggregating 2.50% of the outstanding membership units of PGP on a fully diluted basis. In addition, at a meeting of the board of managers of PGP held on September 12, 2005, PGP approved additional grants under the IUP to the executive officers of PGL aggregating 5% of the outstanding membership units of PGP on a fully diluted basis. The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions. The profits interests awarded under the IUP entitle the holders thereof to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant) and distributions on liquidation (but only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant). Upon any termination of their employment, the respective executive officers are entitled, at their option, to cause the Company to redeem all such vested profits interests granted to them for cash at their fair market value at the time of termination of employment. Quarterly, the Company estimates the fair value of the incentive units and compares that value to the value of the incentive units at the date of grant. Any appreciation in the value of the incentive units is expensed based on the percentage of the grant vested. The Company expensed $2.2 million, $0.2 million, $5.4 million and $0.3 million during the three months ended September 30, 2006 and 2005 and nine months ended September 30, 2006 and 2005, respectively, with respect to these incentive units.

7. Subsequent Events

In October 2006, DJW amended the DJW Credit Facility which, among other things, increases the maximum available revolver amount from $2.5 million to $5.0 million and consents to the transactions contemplated in the DJW Supplemental Indenture.

8. Segment Information

The Company is organized around geographical areas and operates three reportable segments: (1) Diamond Jo operations, which comprise the Diamond Jo casino operations in Dubuque, Iowa, (2) Diamond Jo Worth operations, which comprise the Diamond Jo Worth casino operations in Worth County, Iowa, and (3) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by OED in Louisiana.

The accounting policies for each segment are the same as those described in Note 2 above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Net Revenues Three Months Ended September 30,		Net Revenues Nine Months Ended September 30,
	2006	2005	2006	2005
Diamond Jo	$12,111	$13,579	$36,801	$40,586
Diamond Jo Worth	19,499	303	40,111	303
Evangeline Downs	33,791	30,030	108,288	84,856
Total	$65,401	$43,912	$185,200	$125,745

	Segment Operating Earnings Three Months Ended September 30, (1)		Segment Operating Earnings Nine Months Ended September 30, (1)
	2006	2005	2006	2005
General corporate	$(2,737)	$(752)	$(6,900)	$(1,940)
Diamond Jo	4,291	4,767	11,723	13,215
Diamond Jo Worth	8,182	3	15,925	3
Evangeline Downs	8,322	7,074	30,552	20,164
Total Segment Operating Earnings (1)	18,058	11,092	51,300	31,442
General corporate:
Depreciation and amortization	(3)		(3)
Affiliate management fees	(87)	(98)	(227)	(98)
Development expense		63		(223)
Diamond Jo:
Depreciation and amortization	(981)	(1,075)	(2,950)	(3,113)
Development expense	(198)	(37)	(252)	(110)
Gain (loss) on disposal of assets	(42)	(1)	(16)	(70)
Interest expense, net	(2,331)	(2,481)	(7,031)	(7,333)
Diamond Jo Worth:
Depreciation and amortization	(1,199)	(6)	(2,295)	(6)
Development expense			(44)
Pre-opening expense	(86)	(28)	(941)	(41)
Affiliate management fees	(750)		(1,594)
Loss on sale of assets			(75)
Interest expense, net	(1,307)	(633)	(2,896)	(640)
Evangeline Downs:
Depreciation and amortization	(3,196)	(3,098)	(9,940)	(8,965)
Development expense	(77)	(6)	(109)	(183)
Pre-opening expense		(48)	(19)	(136)
Affiliate management fees	(396)	(330)	(1,446)	(943)
Gain (loss) on sale of assets	(63)	(4)	(57)	(28)
Interest expense, net	(4,841)	(4,494)	(13,901)	(13,239)
Net income (loss) to common member’s interest	$2,501	$(1,184)	$7,504	$(3,686)

(1)            Segment operating earnings is defined as net income (loss) to common member’s interest plus depreciation and amortization (including impairment charges), pre-opening expense, development expense, affiliate management fees, gain (loss) on disposal of assets, and interest expense (net).

	Total Assets
	September 30, 2006	December 31, 2005

General corporate	$365	$
Diamond Jo	79,311	79,267
Diamond Jo Worth	83,381	45,462
Evangeline Downs	158,434	162,899
Total	$321,491	$287,628

	Cash Expenditures for Additions to Long-Lived Assets
	September 30, 2006	September 30, 2005

General corporate	$118	$
Diamond Jo	1,466	1,484
Diamond Jo Worth	20,367	8,393
Evangeline Downs	5,259	10,429
Total	$27,210	$20,306

9. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s debt instruments at September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30, 2006		December 31, 2005
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
8 3/4% senior secured notes	$233,000	$230,512	$229,505	$230,259
11% senior secured notes	60,000	60,000	40,000	40,000
13% senior secured notes	6,910	6,827	6,910	6,813
Senior secured credit facilities	15,400	15,400	23,800	23,800
Term loan	5,667	5,667	8,667	8,667
Notes payable	9,489	9,228	7,702	7,467
Preferred member’s interests	4,000	4,000	4,000	4,000

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

CONSOLIDATING BALANCE SHEET

(in thousands)

	At September 30, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non-Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(56)	$4,260	$7,655	$13,957		$25,816
Restricted cash-purse settlements			5,040			5,040
Restricted cash-interest reserve
Receivables	2	1,086	4,634	227		5,949
Receivables from affiliates		1,977	25		$(2,002)
Inventories		136	326	213		675
Prepaid expenses	43	337	521	296		1,197
Total current assets	(11)	7,796	18,201	14,693	(2,002)	38,677
RESTRICTED CASH — WORTH PROJECT				19,457		19,457
PROPERTY AND EQUIPMENT, NET	120	14,349	100,396	44,116		158,981
OTHER ASSETS:
Investment in subsidiaries	(57,429)				57,429
Deferred financing costs, net		3,859	6,334	3,017		13,210
Goodwill		53,083				53,083
Licenses and other intangibles			33,383	2,024		35,407
Deposits and other assets	256	2,201	145	74		2,676
Total other assets	(57,173)	59,143	39,862	5,115	57,429	104,376
TOTAL	$(57,064)	$81,288	$158,459	$83,381	$55,427	$321,491

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable		$579	$4,227	$724		$5,530
Construction payable		6	2,134	2,287		4,427
Purse settlement payable			6,642			6,642
Accrued payroll and payroll taxes	$7,267	1,039	1,666	686		10,658
Accrued interest		3,575	6,160	3,031		12,766
Other accrued expenses	13	1,564	7,207	2,305		11,089
Payable to affiliate		25	2,394	1,981	$(2,002)	2,398
Current maturity of long-term debt and leases		5,303	5,919	1,803		13,025
Total current liabilities	7,280	12,091	36,349	12,817	(2,002)	66,535
LONG-TERM LIABILITIES
8 ¾% senior secured notes, net of discount		86,954	143,558			230,512
11% senior secured notes				60,000		60,000
13% senior secured notes, net of discount			6,827			6,827
Senior secured credit facilities			15,400			15,400
Term loan			1,667			1,667
Notes and leases payable		120	2,318	1,765		4,203
Other accrued expenses		150		541		691
Total long-term liabilities		87,224	169,770	62,306		319,300
Total liabilities	7,280	99,315	206,119	75,123	(2,002)	385,835

MEMBER’S DEFICIT	(64,344)	(18,027)	(47,660)	8,258	57,429	(64,344)
TOTAL	$(57,064)	$81,288	$158,459	$83,381	$55,427	$321,491

	At December 31, 2005
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non-Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(52)	$3,253	$9,011	$566		$12,778
Restricted cash-purse settlements			5,119			5,119
Restricted cash-interest reserve				2,281		2,281
Receivables		168	2,495	138		2,801
Receivables from affiliates		6,651			$(6,651)
Inventories		114	258	121		493
Prepaid expenses	38	461	617	143		1,259
Total current assets	(14)	10,647	17,500	3,249	(6,651)	24,731
RESTRICTED CASH — WORTH PROJECT				16,848		16,848
PROPERTY AND EQUIPMENT, NET		16,503	104,900	21,990		143,393
OTHER ASSETS:
Investment in subsidiaries	(68,521)				68,521
Deferred financing costs, net		4,536	7,362	2,365		14,263
Goodwill		53,083				53,083
Licenses and other intangibles			33,003	1,000		34,003
Deposits and other assets	3	1,160	134	10		1,307
Total other assets	(68,518)	58,779	40,499	3,375	68,521	102,656
TOTAL	$(68,532)	$85,929	$162,899	$45,462	$61,870	$287,628

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$11	$1,087	$3,500	$144		$4,742
Construction payable			2,500	3,617		6,117
Purse settlement payable			7,320			7,320
Accrued payroll and payroll taxes	1,753	1,175	1,331	8		4,267
Accrued interest		1,672	3,251	941		5,864
Other accrued expenses	13	1,524	5,979	89		7,605
Payable to affiliate	298		7,158	164	$(6,651)	969
Current maturity of long-term debt		5,197	5,805			11,002
Total current liabilities	2,075	10,655	36,844	4,963	(6,651)	47,886
LONG-TERM LIABILITIES
8 ¾% senior secured notes, net of discount		86,858	143,401			230,259
11% senior secured notes				40,000		40,000
13% senior secured notes, net of discount			6,813			6,813
Senior secured credit facilities		6,700	17,100			23,800
Term loan			4,667			4,667
Notes payable		1,107	3,358			4,465
Other accrued expenses		199		146		345
Total long-term liabilities		94,864	175,339	40,146		310,349
Total liabilities	2,075	105,519	212,183	45,109	(6,651)	358,235

MEMBER’S DEFICIT	(70,607)	(19,590)	(49,284)	353	68,521	(70,607)
TOTAL	$(68,532)	$85,929	$162,899	$45,462	$61,870	$287,628

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$11,333	$25,736	$16,938		$54,007
Racing			5,330			5,330
Video poker			1,045			1,045
Food and beverage		678	2,860	585		4,123
Management fee income		584			$(584)
Other		564	304	2,145		3,013
Less promotional allowances		(464)	(1,484)	(169)		(2,117)
Total net revenues		12,695	33,791	19,499	(584)	65,401

EXPENSES:
Casino		5,139	12,661	6,275		24,075
Racing			4,716			4,716
Video poker			891			891
Food and beverage		620	1,939	547		3,106
Other		7	78	1,938		2,023
Selling, general and administrative	$750	2,054	5,185	2,556	1,987	12,532
Depreciation and amortization	3	981	3,196	1,199		5,379
Pre-opening expense				86		86
Development expense		198	77			275
Affiliate management fees	87		980	750	(584)	1,233
(Gain) loss on disposal of assets		42	63			105
Corporate expense allocation		737	625	625	(1,987)
Total expenses	840	9,778	30,411	13,976	(584)	54,421

INCOME (LOSS) FROM OPERATIONS	(840)	2,917	3,380	5,523		10,980

OTHER INCOME (EXPENSE):
Interest income		13	27	176		216
Interest expense, net of amounts capitalized		(2,254)	(4,868)	(1,483)		(8,605)
Interest expense related to preferred member’s interest, redeemable		(90)				(90)
Income from equity investment in subsidiaries	3,341				(3,341)
Total other expense	3,341	(2,331)	(4,841)	(1,307)	(3,341)	(8,479)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$2,501	$586	$(1,461)	$4,216	$(3,341)	$2,501

	Three Months Ended September 30, 2005
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$13,194	$22,044			$35,238
Racing			5,694			5,694
Video poker			508			508
Food and beverage		725	3,035			3,760
Management fee income		489			$(489)
Other		80	246	$303		629
Less promotional allowances		(420)	(1,497)			(1,917)
Total net revenues		14,068	30,030	303	(489)	43,912

EXPENSES:
Casino		5,738	11,714			17,452
Racing			4,786			4,786
Video poker			387			387
Food and beverage		647	2,001			2,648
Other		10	73	300		383
Selling, general and administrative	$342	2,417	3,995		410	7,164
Depreciation and amortization		1,075	3,098	6		4,179
Pre-opening expense			48	28		76
Development expense	(62)	37	5			(20)
Affiliate management fees	98		819		(489)	428
Loss on disposal of assets		1	4			5
Corporate expense allocation		221	189		(410)
Total expenses	378	10,146	27,119	334	(489)	37,488

INCOME (LOSS) FROM OPERATIONS	(378)	3,922	2,911	(31)		6,424

OTHER INCOME (EXPENSE):
Interest income		4	20	204		228
Interest expense, net of amounts capitalized		(2,395)	(4,514)	(837)		(7,746)
Interest expense related to preferred member’s interest, redeemable		(90)				(90)
Loss from equity investment in subsidiaries	(806)				806
Total other expense	(806)	(2,481)	(4,494)	(633)	806	(7,608)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(1,184)	$1,441	$(1,583)	$(664)	$806	$(1,184)

	Nine Months Ended September 30, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$34,681	$81,874	$33,771		$150,326
Racing			18,562			18,562
Video poker			2,667			2,667
Food and beverage		2,003	8,448	1,296		11,747
Management fee income		2,039			$(2,039)
Other		1,490	1,013	5,343		7,846
Less promotional allowances		(1,373)	(4,276)	(299)		(5,948)
Total net revenues		38,840	108,288	40,111	(2,039)	185,200

EXPENSES:
Casino		16,646	41,220	12,514		70,380
Racing			15,685			15,685
Video poker			2,139			2,139
Food and beverage		1,852	5,832	1,208		8,892
Other		23	224	4,934		5,181
Selling, general and administrative	$1,906	6,559	12,635	5,528	4,995	31,623
Depreciation and amortization	3	2,950	9,940	2,295		15,188
Pre-opening expense			19	941		960
Development expense		252	109	44		405
Affiliate management fees	227		3,485	1,594	(2,039)	3,267
(Gain) loss on disposal of assets		16	57	75		148
Corporate expense allocation		1,855	1,570	1,570	(4,995)
Total expenses	2,136	30,153	92,915	30,703	(2,039)	153,868

INCOME (LOSS) FROM OPERATIONS	(2,136)	8,687	15,373	9,408		31,332

OTHER INCOME (EXPENSE):
Interest income		39	94	399		532
Interest expense, net of amounts capitalized		(6,800)	(13,995)	(3,295)		(24,090)
Interest expense related to preferred member’s interest, redeemable		(270)				(270)
Income from equity investment in subsidiaries	9,640				(9,640)
Total other expense	9,640	(7,031)	(13,901)	(2,896)	(9,640)	(23,828)
NET INCOME TO COMMON MEMBER’S INTEREST	$7,504	$1,656	$1,472	$6,512	$(9,640)	$7,504

	Nine Months Ended September 30, 2005
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$39,398	$65,805			$105,203
Racing			12,770			12,770
Video poker			1,664			1,664
Food and beverage		2,033	7,925			9,958
Management fee income		1,390			$(1,390)
Other		210	663	$303		1,176
Less promotional allowances		(1,055)	(3,971)			(5,026)
Total net revenues		41,976	84,856	303	(1,390)	125,745

EXPENSES:
Casino		18,091	35,448			53,539
Racing			10,937			10,937
Video poker			1,303			1,303
Food and beverage		1,890	5,483			7,373
Other		29	234	300		563
Selling, general and administrative	$939	7,361	11,287		1,001	20,588
Depreciation and amortization		3,113	8,965	6		12,084
Pre-opening expense			136	41		177
Development expense	223	110	183			516
Affiliate management fees	98		2,333		(1,390)	1,041
Loss on disposal of assets		70	28			98
Corporate expense allocation		543	458		(1,001)
Total expenses	1,260	31,207	76,795	347	(1,390)	108,219

INCOME (LOSS) FROM OPERATIONS	(1,260)	10,769	8,061	(44)		17,526

OTHER INCOME (EXPENSE):
Interest income		17	48	204		269
Interest expense, net of amounts capitalized		(7,080)	(13,287)	(844)		(21,211)
Interest expense related to preferred member’s interest, redeemable		(270)				(270)
Loss from equity investment in subsidiaries	(2,426)				2,426
Total other expense	(2,426)	(7,333)	(13,239)	(640)	2,426	(21,212)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(3,686)	$3,436	$(5,178)	$(684)	$2,426	$(3,686)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,504	$1,656	$1,472	$6,512	$(9,640)	$7,504
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3	2,950	9,940	2,295		15,188
Provision for doubtful accounts		122				122
Amortization of deferred financing costs and bond discount		879	1,315	472		2,666
Stock based compensation	5,375					5,375
Loss on disposal of assets		16	57	75		148
Income from equity investment in subsidiaries	(9,640)				9,640
Changes in operating assets and liabilities:
Receivables	(2)	(1,041)	(2,139)	(88)		(3,270)
Intercompany receivables		4,988	(25)		(4,963)
Intercompany payables		25	(5,147)	159	4,963
Inventories		(22)	(68)	(92)		(182)
Prepaid expenses and other assets	(258)	(918)	85	(217)		(1,308)
Accounts payable	(12)	(160)	(61)	325		92
Accrued expenses	(164)	1,733	3,956	4,366		9,891
Payable to affiliate			383	1,343		1,726
Net cash flows from operating activities	2,806	10,228	9,768	15,150		37,952
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash — purse settlements, net			79			79
Proceeds from restricted cash, net				(328)		(328)
Business acquisition and licensing costs			(380)	(1,025)		(1,405)
Construction project development costs				(16,863)		(16,863)
Purchase of property and equipment	(118)	(1,466)	(5,259)	(3,504)		(10,347)
Proceeds from sale of property and equipment		25	21			46
Net cash flows from investing activities	(118)	(1,441)	(5,539)	(21,720)		(28,818)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs				(64)		(64)
Principal payments on debt		(987)	(4,036)	(1,369)		(6,392)
Proceeds from senior secured notes				20,000		20,000
Proceeds from senior credit facilities		4,600	11,300	1,385		17,285
Payments on senior credit facilities		(11,300)	(13,000)	(1,385)		(25,685)
Member contributions (distributions)	(2,692)	(93)	151	1,394		(1,240)
Net cash flows from financing activities	(2,692)	(7,780)	(5,585)	19,961		3,904
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4)	1,007	(1,356)	13,391		13,038
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(52)	3,253	9,011	566		12,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(56)	$4,260	$7,655	$13,957		$25,816

	Nine Months Ended September 30, 2005
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,686)	$3,436	$(5,178)	$(684)	$2,426	$(3,686)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		3,113	8,965	6		12,084
Provision for doubtful accounts		95				95
Amortization of deferred financing costs and bond discount		922	1,292	81		2,295
Stock based compensation	307					307
Loss on disposal of assets		70	28			98
Loss from equity investment in subsidiaries	2,426				(2,426)
Changes in operating assets and liabilities:
Receivables		(108)	(1,750)	(166)		(2,024)
Receivables from affiliates		(1,425)			1,425
Inventories		(3)	(118)	(108)		(229)
Prepaid expenses and other assets	(26)	(313)	579	(154)		86
Accounts payable	117	(277)	(1,739)	103		(1,796)
Accrued expenses	64	1,463	5,186	802		7,515
Payables to affiliates			1,512		(1,425)	87
Net cash flows from operating activities	(798)	6,973	8,777	(120)		14,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash — purse settlements, net			1,378			1,378
Proceeds from restricted cash, net				(29,823)		(29,823)
Business acquisition and licensing costs			(303)	(1,000)		(1,303)
Construction project development costs			(7,546)	(8,393)		(15,939)
Purchase of property and equipment		(1,484)	(2,883)			(4,367)
Proceeds from sale of property and equipment		25	8	4		37
Net cash flows from investing activities		(1,459)	(9,346)	(39,212)		(50,017)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(212)	(212)	(2,518)		(2,942)
Principal payments on debt		(1,074)	(5,612)			(6,686)
Proceeds from senior credit facilities		4,700	8,500			13,200
Proceeds from senior secured notes				40,000		40,000
Proceeds from note payable		24				24
Payments on senior credit facilities		(4,918)	(2,570)			(7,488)
Member distributions	790	(4,277)	(417)	2,070		(1,834)
Net cash flows from financing activities	790	(5,757)	(311)	39,552		34,274
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8)	(243)	(880)	220		(911)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(1)	3,434	7,071			10,504
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(9)	$3,191	$6,191	$220		$9,593

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

Forward Looking Statements

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to, but not limited to, unforeseen developments, including developments relating to the following:

•                  the availability and adequacy of our cash flows to satisfy our obligations, including payment obligations under the Peninsula Gaming Notes, the DJW Notes, the PGL Credit Facility, the DJW Credit Facility and additional funds required to support capital improvements and development;

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

•                  the termination of our operating agreements with the DRA and the WCDA or the failure of the DRA and the Worth County Development Authority to continue as our “qualified sponsoring organizations;”

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

Results of Operations

Our results of operations discussed below include the consolidated results of operations of the Company, DJL, OED and DJW for the three and nine months ended September 30, 2006 and 2005.

Statement of Operations Data

	Three Months Ended September 30,
(in thousands)	2006	2005
General corporate	$(2,827)	$(788)
Diamond Jo	3,070	3,654
Diamond Jo Worth	6,148	(31)
Evangeline Downs	4,589	3,589
Income from operations	$10,980	$6,424

	Diamond Jo Three Months Ended September 30,		Diamond Jo Worth Three Months Ended September 30,		Evangeline Downs Three Months Ended September 30,
(in thousands)	2006	2005	2006	2005	2006	2005
REVENUES:
Casino	$11,333	$13,194	$16,938		$25,736	$22,044
Racing					5,330	5,694
Video poker					1,045	508
Food and beverage	678	725	585		2,860	3,035
Other	564	80	2,145	$303	304	246
Less promotional allowances	(464)	(420)	(169)		(1,484)	(1,497)
Net revenues	12,111	13,579	19,499	303	33,791	30,030
EXPENSES:
Casino	5,139	5,738	6,275		12,661	11,714
Racing					4,716	4,786
Video poker					891	387
Food and beverage	620	647	547		1,939	2,001
Other	7	10	1,938	300	78	73
Selling, general and administrative	2,054	2,417	2,556		5,185	3,995
Depreciation and amortization	981	1,075	1,199	6	3,196	3,098
Pre-opening expense			86	28		48
Development expense	198	37			77	5
Loss on disposal of assets	42	1			63	4
Affiliate management fees			750		396	330
Total expenses	9,041	9,925	13,351	334	29,202	26,441
Income (loss) from operations	$3,070	$3,654	$6,148	$(31)	$4,589	$3,589

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Net revenues increased $21.5 million, or 49%, to $65.4 million for the three months ended September 30, 2006 from $43.9 million for the three months ended September 30, 2005. This increase was primarily derived from $16.9 million in casino revenues at DJW’s new casino which opened to the public on April 4, 2006 for the three months ended September 30, 2006. Net revenues also increased due to an increase of $3.7 million in OED’s casino revenues to $25.7 million for the three months ended September 30, 2006 from $22.0 million for the three months ended September 30, 2005 attributable primarily to an increase in our admissions to the casino as well as an increase in the average amount spent by our customers per trip which we believe is attributable to our continued focus during the period on marketing and player development programs and promotions.  Daily casino win per position at OED increased 17% to $172 for the three months ended September 30, 2006 from $147 for the three months ended September 30, 2005.

DJL’s casino revenues decreased by $1.9 million to $11.3 million for the three months ended September 30, 2006 from $13.2 million for the three months ended September 30, 2005. We believe this decrease was primarily attributed to the expansion of a local competitor’s gaming facility by increasing the number of slot machines in May 2005 and introducing video poker in February 2006 and table games in March 2006. In addition, a new casino facility located approximately 110 miles from DJL’s casino opened to the public on August 31, 2006 further increasing competition in the Eastern Iowa market.  DJL’s slot revenue decreased to $10.3 million for the three months ended September 30, 2006 from $11.6 million for the three months ended September 30, 2005. DJL’s table game revenue decreased 35% to $1.0 million for the three months ended September 30, 2006 compared to $1.6 million for the three months ended September 30, 2005 primarily due to the addition of table games at a local competitor in March 2006.  Casino revenues at the Diamond Jo were derived 91% from slot machines and 9% from table games for the three months ended September 30, 2006 compared to 88% from slot machines and 12% from table games for the three months ended September 30, 2005. DJL’s casino win per gaming position per day at the DJL decreased to $136 for the three months ended September 30, 2006 from $156 for the three months ended September 30, 2005. For the three months ended September 30, 2006, our casino win per admission at DJL increased to $53 from $50 for the three months ended September 30, 2005.

DJW’s casino revenues of $16.9 million for the three months ended September 30, 2006 was comprised of slot revenues of $15.6 million and table game revenues of $1.3 million.  DJW’s slot win per unit per day was $295 for the three months ended September 30, 2006.  Including table games, DJW’s casino win per gaming position per day was $265 for the quarter ended September 30, 2006.

Racing revenues at OED for the three months ended September 30, 2006 were $5.3 million compared to $5.7 million for the three months ended September 30, 2005. This decrease is primarily driven by an 18% decrease in revenue earned from live racing at the racino which is attributable to a 25% decrease in the number of live race days in the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  During a significant portion of the three months ended September 30, 2005, OED ran live races five nights per week in order to complete the minimum required number of race days required by Louisiana horse racing regulations.  During the three months ended September 30, 2006, OED ran live races only four nights per week.

Video poker revenues at OED for the three months ended September 30, 2006 increased 106% to $1.0 million compared to $0.5 million for the three months ended September 30, 2005. The increase in video poker revenues is attributable to the addition of video poker at our new OTB in Eunice, Louisiana in April 2006 and an increase in admissions at our Port Allen OTB.

Net food and beverage revenues, other revenues and promotional allowances increased $2.7 million during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due primarily to (i) an increase in other revenue at DJW of $1.8 million primarily related to gasoline and merchandise sales at a convenience store acquired in September 2005, (ii) food and beverage revenues at DJW of $0.6 million related to the opening of the casino in April 2006, and (iii) an increase in other revenue at DJL of $0.5 million related to the DRA’s contractual obligation under its operating agreement to pay DJL $0.33 for each $1.00 reduction in DJL’s adjusted gross gaming receipts.  This increase was offset by promotional allowances of $0.2 million at DJW.

Casino operating expenses increased $6.6 million to $24.1 million for the three months ended September 30, 2006 from $17.5 million for the three months ended September 30, 2005 due primarily to an increase in casino operating expenses of $6.3 million at DJW, along with an increase in casino expenses at OED of $1.0 million primarily related to purse supplements and gaming taxes which are based on net casino revenues.  Casino expenses at the Diamond Jo decreased $0.6 million primarily related to a decrease in gaming taxes as a result of the decrease in casino revenues in addition to a decrease in casino related payroll expense of approximately $0.2 million.

Racing expenses remained substantially unchanged for the three months ended September 30, 2006 and 2005 at $4.7 million. Racing expenses did not decrease at a similar rate as that of racing revenues due to the impact of racing expenses which do not vary by volume.

Consistent with an increase in video poker revenues as described above, video poker expenses increased $0.5 million to $0.9 million for the three months ended September 30, 2006 from $0.4 million for the three months ended September 30, 2005.

Food and beverage expenses increased to $3.1 million for the three months ended June 30, 2006 from $2.6 million for the three months ended September 30, 2005 due primarily to DJW expenses of $0.5 million. Other expenses increased to $2.0 million for the three months ended September 30, 2006 from $0.4 million for the three months ended September 30, 2005 due primarily to the cost of gasoline and merchandise sold at DJW’s convenience store as discussed above.

Selling, general and administrative expenses increased $5.3 million to $12.5 million for the three months ended September 30, 2006 from $7.2 million for the three months ended September 30, 2005. This increase was due primarily to (i) $2.6 million in expenses associated with operations at DJW, (ii) a $2.1 million increase in expenses associated with an increase in the fair value and additional vesting of PGP membership units granted to certain executive officers of the Company in 2005 which were accrued in the “accrued payroll and payroll taxes” line on the condensed consolidated balance sheet and (iii) expenses of approximately $0.6 million related to an estimated sales tax accrual booked in the three months ended September 30, 2006.  See “Part II; Item I — Legal Proceedings” for more information on the sales tax accrual.

Depreciation and amortization expenses increased to $5.4 million for the three months ended September 30, 2006 from $4.2 million for the three months ended September 30, 2005 due primarily to depreciation of the value of buildings and equipment related to the opening of DJW’s casino in April 2006.

Pre-opening expenses of $0.1 million for the three months ended September 30, 2006 and 2005 are attributed primarily to expenses incurred by DJW with respect to start-up activities surrounding the new casino development in Worth County, Iowa. Affiliate management fees of $1.2 million and $0.4 million for the three months ended September 30, 2006 and 2005, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at OED and DJW.

Interest income of approximately $0.2 million for the three months ended September 30, 2006 is primarily related to interest earned on cash deposits invested in interest bearing accounts at DJW.  Interest income of approximately $0.2 million for the three months ended September 30, 2005 is primarily related to interest earned on the undistributed net proceeds from the offering of the DJW Notes in July of 2005 which were deposited into interest bearing accounts. Net interest expense, including interest expense related to DJL’s redeemable preferred membership interests, increased $0.9 million to $8.7 million during the three months ended September 30, 2006 from $7.8 million for the three months ended September 30, 2005. This increase is primarily due to (i) interest of approximately $0.4 million related to the sales tax accrual at OED as discussed above, (ii) interest of approximately $0.2 million related to the issuance of $20 million principal amount of DJW Notes in August 2006 and (iii) timing of the issuance of the DJW Notes which occurred in July 2005.

	Nine Months Ended September 30,
(in thousands)	2006	2005
General corporate	$(7,131)	$(2,261)
Diamond Jo	8,503	9,922
Diamond Jo Worth	10,978	(44)
Evangeline Downs	18,982	9,909
Income from operations	$31,332	$17,526

	Diamond Jo Nine Months Ended September 30,		Diamond Jo Worth Nine Months Ended September 30,		Evangeline Downs Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005	2006	2005
REVENUES:
Casino	$34,681	$39,398	$33,771		$81,874	$65,805
Racing					18,562	12,770
Video poker					2,667	1,664
Food and beverage	2,003	2,033	1,296		8,448	7,925
Other	1,490	210	5,343	$303	1,013	663
Less promotional allowances	(1,373)	(1,055)	(299)		(4,276)	(3,971)
Net revenues	36,801	40,586	40,111	303	108,288	84,856
EXPENSES:
Casino	16,646	18,091	12,514		41,220	35,448
Racing					15,685	10,937
Video poker					2,139	1,303
Food and beverage	1,852	1,890	1,208		5,832	5,483
Other	23	29	4,934	300	224	234
Selling, general and administrative	6,559	7,361	5,528		12,635	11,287
Depreciation and amortization	2,950	3,113	2,295	6	9,940	8,965
Pre-opening expense			941	41	19	136
Development expense	252	110	44		109	183
Loss on disposal of assets	16	70	75		57	28
Affiliate management fees			1,594		1,446	943
Total expenses	28,298	30,664	29,133	347	89,306	74,947
Income (loss) from operations	$8,503	$9,922	$10,978	$(44)	$18,982	$9,909

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Net revenues increased $59.5 million, or 48%, to $185.2 million for the nine months ended September 30, 2006 from $125.7 million for the nine months ended September 30, 2005. This increase was primarily related to casino revenues at DJW of $33.8 million.  Also contributing to this increase in net revenues was an increase in OED’s casino revenues of $16.1 million to $81.9 million for the nine months ended September 30, 2006 from $65.8 million for the nine months ended September 30, 2005 primarily attributable to an increase in our admissions to the casino as well as an increase in the average amount spent by our customers per trip which we believe is attributable to our continued focus during the period on marketing and player development programs and promotions.  Daily casino win per position at OED increased 24% to $184 for the nine months ended September 30, 2006 from $148 for the nine months ended September 30, 2005.

DJL’s casino revenues decreased by $4.7 million to $34.7 million for the nine months ended September 30, 2006 from $39.4 million for the nine months ended September 30, 2005. We believe this decrease was primarily related to the expansion of a local competitor’s gaming facility by increasing its number of slot machines in May 2005 and introducing video poker in February 2006 and table games in March 2006. In addition, a new casino facility located approximately 110 miles from DJL’s casino opened to the public on August 31, 2006 further increasing competition in the Eastern Iowa market.  DJL’s slot revenue decreased to $31.0 million for the nine months ended September 30, 2006 from $34.5 million for the nine months ended September 30, 2005. DJL’s table game revenue decreased 25% to $3.7 million for the nine months ended September 30, 2006 compared to $4.9 million for the nine months ended September 30, 2005 primarily due to the addition of table games at a local competitor as discussed above.  Casino revenues at the Diamond Jo were derived 89% from slot machines and 11% from table games for the nine months ended September 30, 2006 compared to 88% from slot machines and 12% from table games for the nine months ended September 30, 2005. DJL’s casino win per gaming position per day at the DJL decreased to $139 for the nine months ended September 30, 2006 from $160 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, our casino win per admission at DJL increased to $56 from $53 for the nine months ended September 30, 2005.

DJW’s casino revenues of $33.8 million for the nine months ended September 30, 2006 was comprised of slot revenues of $30.9 million and table game revenues of $2.9 million.  DJW’s slot win per unit was $314 for the period April 4, 2006 (date of opening the casino to the public) through September 30, 2006. Including table games, DJW’s win per gaming position per day was $276 for the period April 4, 2006 (date of opening the casino to the public) through September 30, 2006.

Racing revenues at OED for the nine months ended September 30, 2006 were $18.6 million compared to $12.8 million for the nine months ended September 30, 2005. This increase is primarily attributable to OED running 45% more live meets during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  This increase in live meets was necessitated due to damage at the Delta Downs racetrack caused by Hurricane Rita in 2005.  The remaining increase in racing revenues is due to the opening of a new OTB in the second quarter of 2005, another OTB in the fourth quarter of 2005 and another OTB in the first quarter of 2006 as well as an increase in patronage at our Port Allen and New Iberia OTB’s.

Video poker revenues at OED for the nine months ended September 30, 2006 were $2.7 million compared to $1.7 million for the nine months ended September 30, 2005. The increase in video poker revenues is attributable to the addition of video poker in our new OTB in Eunice, Louisiana in April 2006 as well as an increase in admissions at our Port Allen OTB.

Net food and beverage revenues, other revenues and promotional allowances increased $7.9 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due primarily to (i) an increase in other revenue at DJW of $5.0 million primarily related to convenience store gasoline and merchandise sales, (ii) DJW food and beverage revenues of $1.3 million, (iii) an increase in other revenue at DJL of $1.2 million related to the DRA’s contractual obligation under its operating agreement to pay DJL $0.33 for each $1.00 reduction in DJL’s adjusted gross gaming receipts, and (iv) an increase in food and beverage revenues at OED of $0.5 million due to an increase in the number of visitors at the racino.

Casino operating expenses increased $16.8 million to $70.4 million for the nine months ended September 30, 2006 from $53.6 million for the nine months ended September 30, 2005 due primarily to DJW expenses of $12.5 million.  Also contributing to this increase was an increase in casino expenses at OED of $5.8 million primarily related to purse supplements and gaming taxes which are based on net casino revenues. Casino expenses at the Diamond Jo decreased $1.4 million primarily related to a decrease in gaming taxes as a result of the decrease in casino revenues in addition to a decrease in casino related payroll expense of approximately $0.5 million.

Consistent with an increase in racing revenues as noted above, racing expenses increased to $15.7 million for the nine months ended September 30, 2006 from $10.9 million for the nine months ended September 30, 2005.

Consistent with an increase in video poker revenues as described above, video poker expenses increased $0.8 million to $2.1 million for the nine months ended September 30, 2006 from $1.3 million for the nine months ended September 30, 2005.

Food and beverage expenses increased to $8.9 million for the nine months ended September 30, 2006 from $7.4 million for the nine months ended September 30, 2005 due primarily to DJW expenses of $1.2 million, along with a $0.3 million increase of food and beverage cost of sales at OED associated with an increase in sales. Other expenses increased to $5.2 million for the nine months ended September 30, 2006 from $0.6 million for the nine months ended September 30, 2005 due primarily to the cost of gasoline and merchandise sold at DJW’s convenience store as discussed above.

Selling, general and administrative expenses increased $11.0 million to $31.6 million for the nine months ended September 30, 2006 from $20.6 million for the nine months ended September 30, 2005. This increase was due primarily to (i) $5.5 million in expenses at DJW, (ii) a $5.1 million increase in expenses associated with an increase in the fair value and percentage vested of PGP incentive units granted to certain executive officers of the Company in 2005 which were accrued in the “accrued payroll and payroll taxes” line on the condensed consolidated balance sheet and (iii) expenses of approximately $0.6 million related to an estimated sales tax accrual booked in the three nine months ended September 30, 2006.  See “Part II; Item I – Legal Proceedings” for more information on the sales tax accrual.

Depreciation and amortization expenses increased to $15.2 million for the nine months ended September 30, 2006 from $12.1 million for the nine months ended September 30, 2005 due primarily to depreciation of buildings and equipment related to the opening of DJW’s casino in April 2006 as well as the opening of two new OTBs during 2005 and one during the first quarter of 2006.  In addition, included in depreciation expense for the nine months ended September 30, 2006 is an impairment charge associated with long-lived assets at OED’s Alexandria OTB of approximately $0.4 million.  During the first quarter of 2006 and 2005, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill and indefinite lived intangible assets.

Pre-opening expenses of $1.0 million for the nine months ended September 30, 2006 relate primarily to expenses incurred by DJW with respect to start-up activities surrounding the new casino development in Worth County, Iowa. Affiliate management fees of $3.0 million and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively, relate to management fees paid to related parties under various management services and consulting agreements at OED and DJW.

Interest income of approximately $0.5 million for the nine months ended September 30, 2006 is primarily related to interest earned on cash deposits invested in interest bearing accounts.  Interest income of approximately $0.3 million for the nine months ended September 30, 2005 is primarily related to interest earned on the undistributed net proceeds from the offering of the DJW Notes in July 2005 which were deposited into interest bearing accounts.  Net interest expense, including interest expense related to DJL’s redeemable preferred membership interests, increased $2.9 million to $24.4 million during the nine months ended September 30, 2006 from $21.5 million for the nine months ended September 30, 2005. This increase is primarily due to (i) timing of the issuance of the DJW Notes which occurred in July 2005, (ii) interest of approximately $0.4 million related to the sales tax accrual at OED as discussed above and (iii) interest of approximately $0.2 million related to the issuance of $20 million principal amount of DJW Notes in August 2006. Interest expense of approximately $0.7 million and $0.1 million was capitalized as part of the DJW casino development during the nine months ended September 30,

2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance increased $13.0 million to $25.8 million at September 30, 2006 from $12.8 million at December 31, 2005.

Cash flows from operating activities were $38.0 million during the nine months ended September 30, 2006, an increase of $23.1 million when compared to $14.9 million during the nine months ended September 30, 2005. The increase is primarily due to an increase in net income to common member’s interest (excluding noncash depreciation and amortization and noncash stock based compensation expense) of $19.8 million and an increase in working capital of $3.3 million primarily related to an increase in accrued interest.

Cash flows used in investing activities during the nine months ended September 30, 2006 was $28.8 million consisting of cash outflows of (i) payments of approximately $16.9 million for construction and other development costs associated with the Worth County casino development project, (ii) net cash outflows of approximately $10.3 million used for capital expenditures mainly related to the development of our new OTB in Eunice, Louisiana, the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures at DJL, OED and DJW, (iii) business acquisition and licensing costs of $1.4 million and (iv) an increase in our restricted cash balance designated for construction and other development costs associated with the Worth County casino development project of $0.3 million.

Cash flows from financing activities during the nine months ended September 30, 2006 of $3.9 million reflects proceeds from the offering of $20.0 million in additional DJW Notes and aggregate borrowings under the revolver portion of the PGL Credit Facility and under the DJW Credit Facility of $17.3 million. These inflows were partially offset by (i) aggregate principal payments under the revolver portion of the PGL Credit Facility of $25.7 million, (ii) aggregate principal payments under the term loan portion of the PGL Credit Facility of $3.0 million, (iii) aggregate principal payments on notes payable of $3.4 million and (iv) member distributions of approximately $1.2 million.

As of September 30, 2006, the Company had $15.4 million and $5.7 million outstanding under the revolver portion and term loan portion of the PGL Credit Facility, respectively, and outstanding letters of credit of approximately $0.7 million. In addition, as of September 30, 2006, DJW had no outstanding balances under the DJW Credit Facility and outstanding letters of credit of approximately $0.3 million.

Financing Activities

Our financing activities will have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes to the Company’s financing activities during the nine months ended September 30, 2006.

General

In addition to our cash on hand (which includes net proceeds of approximately $19.5 million at September 30, 2006 from the offering of $20.0 million principal amount of DJW Notes in August 2006), we and our subsidiaries currently have the following sources of funds: (i) cash flows from OED’s casino and racetrack operations, (ii) cash flows from DJL’s casino operations, (iii) cash flows from DJW’s casino operations, (iv) available borrowings under the PGL Credit Facility and (v) available borrowings under the DJW Credit Facility. Aggregate available borrowings under the PGL Credit Facility and the DJW Credit Facility at September 30, 2006, after reductions for amounts borrowed and letters of credit outstanding at OED, DJL and DJW, was $36.1 million.  Contractual restrictions and other provisions contained in the agreements governing our consolidated indebtedness, including our senior credit facilities and the indentures governing the Peninsula Gaming Notes and the DJW Notes, limit or restrict our ability to use the funds available to us at each of our gaming properties.

In September 2006, DJL announced its intent to develop and construct a new casino and entertainment complex near its current casino facility.  The proposed development is expected to include approximately 1,000 slot machines, 20 table games, a 5 table poker room, three restaurants, a 36 lane bowling center and an entertainment center.  The total cost of the development is anticipated to be approximately $55 million. In addition, OED intends to develop and construct a 116 room hotel and 30,000 square foot events center contiguous to its racino.  The total cost of the development is anticipated to be approximately $24 million, and construction is expected to begin during the fourth quarter of 2006. We are currently evaluating our finacing options related to funding the casino development and DJL and the hotel and events center at OED. There can be no assurances that we will be able to finance these projects on commercially reasonable terms, or at all, or that such projects will be completed in the proposed time frames or at the estimated costs.

We expect our capital expenditures for the next twelve months, excluding any amounts related to the current expansion of DJW’s gaming facility in Worth County, Iowa and any amounts related to the casino development at DJL and hotel development at OED, to be approximately $8.7 million. Capital expenditures for the next twelve months related to the expansion of our current gaming facility in Worth County, Iowa are expected to be approximately $29.6 million. Our debt maturities for the next twelve months are expected to be approximately $13.0 million (including $4.0 million related to the redemption of DJL’s redeemable preferred member’s interest). Based on our cash on hand, expected cash flows from operations and our available sources of financing, we believe we will have adequate liquidity to satisfy our current operating needs at each of our gaming properties and to service our outstanding indebtedness for the next twelve months.

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

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

Our future contractual obligations and commitments at December 31, 2005, adjusted for the incurrence of $5.2 million principal amount of slot vendor financing debt and the issuance of $20.0 million principal amount of DJW Notes at DJW, are as follows (in millions of dollars):

	Payments due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Contractual Obligations
Long-Term Debt	$349.3	$13.3	$34.7	$8.3	$293.0
Interest on Long-Term Debt	166.7	28.9	55.0	50.8	32.0
Operating Leases	3.1	0.9	1.0	0.4	0.8
Purchase Commitments	4.3	1.2	1.9	1.2	—
Gaming License	4.0	1.0	2.0	1.0	—
Litigation Settlement and Other	1.7	1.5	0.1	0.1	—
Total Contractual Cash Obligations	$529.1	$46.8	$94.7	$61.8	$325.8

The following table shows our contingent obligations at September 30, 2006 based on expiration dates (in millions):

	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Thereafter
Standby letters of credit	$0.2	$0.8	$—	$—

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2006.

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

Stock Based Compensation.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Shared-Based Payment (“SFAS No. 123R”). As allowed under the provisions of SFAS No. 123R the Company has applied SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application of SFAS No. 123R using the accounting principles historically applied to those awards, Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company did not have any new awards and there were no modifications, repurchases, or cancellations of awards issued prior to January 1, 2006 during the three and nine months ended September 30, 2006. There were no payments to employees related to awards during the three and nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was approximately $7.5 million related to nonvested awards not yet recognized in the consolidated statement of operations. The unrecognized value of awards is expected to vest over approximately two years unless vested earlier per the terms of the awards. Units granted by PGP to Company employees under the IUP contain a put option exercisable by the employee and are recorded at their fair market value (based on a market multiple of total segment operating earnings) with a corresponding expense recorded within the statement of operations based on the percentage vested.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility and DJW Credit Facility. As of September 30, 2006, the Company had $21.1 million in outstanding borrowings under the PGL Credit Facility and DJW Credit Facility, including borrowings under the term loan portion of the PGL Credit Facility that have variable interest rates. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility and DJW Credit Facility (currently an aggregate amount of $58.2 million) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.6 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowings. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed and variable rate debt borrowings as of September 30, 2006 (dollars in millions):

Description	Maturity	Interest Rate	Carrying Value	Fair Value
8 ¾% senior secured notes	April 15, 2012	8¾ %	$230.5	$233.0	*
13% senior notes with contingent interest of OED	March 1, 2010	13%	6.8	6.9
11% senior secured notes	May 11, 2012	11%	60.0	60.0	*
Revolving line of credit	June 16, 2008	8 ¾ %	15.4	15.4
Term loan	June 16, 2008	10¾ %	5.7	5.7
Note payable	October 1, 2010	8¾ %	2.8	2.8
Note payable	October 1, 2007	0%	1.4	1.4
Note payable	October 1, 2007	0%	1.5	1.5
Note payable	March 1, 2009	0%	2.8	3.0
Note payable	April 1, 2007	0%	0.5	0.5
Capital lease obligation	February 1, 2007	0%	0.3	0.3
Preferred members’ interest, redeemable	October 13, 2006	9%	4.0	4.0

*                    Represents fair value as of September 30, 2006 based on information provided by an independent investment banking firm.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.   The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act) as of September 30, 2006, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal controls.   In April 2006, DJW commenced casino operations at its new casino in Worth County, Iowa.  Internal controls over financial reporting at this new property are substantially the same as those at our other existing properties.  Other than noted above, there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during our third quarter.

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

While OED has paid certain sales taxes on the construction of the new racetrack and casino and relating to the purchase of slot machines at the casino, it has not paid sales taxes on many purchases associated with the construction and furnishing of the facility. Accordingly, an adverse ruling on this matter may result in OED being required to pay sales taxes to the defendants and having its refund claims denied. In October 2006, the Louisiana Department of Revenue and Taxation

notified OED that additional taxes and interest totaling approximately $0.3 million were due for the period January 1, 2002 through December 31, 2004.  Based on this information, during the nine months ended September 30, 2006, the Company accrued the $0.3 million and an additional $1.1 million related to sales taxes that the Company may be required to pay for the years 2005 and 2006 and for local parish and city taxes.  Of the accrued amount, approximately $0.6 and $0.4 million was recorded in general and administrative expense and interest expense, respectively, in the condensed consolidated statement of operations for the three and nine month period ended September 30, 2006. The remaining balance of the accrued amount totaling approximately $0.4 million was capitalized in fixed assets.  In accordance with Louisiana law, OED plans to protest this assessment and is requesting a ruling on its refund claims.  OED plans to appeal should its written protest prove unsuccessful.

In October 2005, OED filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. OED is pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup its track reconstruction costs and other related damages. OED believes it is too early to determine the results of the arbitration and, accordingly, has not recorded any damage claim as an asset.

Other than as described above, neither the Company nor its subsidiaries are parties to, and none of the Company’s or its subsidiaries property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)          Exhibits

Exhibit Number	Description
4.1	First Supplemental Indenture dated August 31, 2006 by and among Diamond Jo Worth, LLC, Diamond Jo Worth Corp. and US Bank National Association, as trustee

10.1	Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society

10.2	Closing Agreement, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society

10.3	Real Estate Ground Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society

31.1	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on November 14, 2006.

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