Form 10-Q
period 2007-03-31
PENINSULA GAMING CORP.; Peninsula Gaming, LLC; DIAMOND JO, LLC
filed 2007-05-15
CIK 1235662, 1299109, 1095997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

PENINSULA GAMING, LLC
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$67,616	$56,921
Restricted cash—purse settlements	9,282	4,619
Accounts receivable, less allowance for doubtful accounts of $27 and $39, respectively	2,441	3,529
Inventories	788	706
Prepaid expenses and other assets	1,776	1,456
Total current assets	81,903	67,231

RESTRICTED CASH - WORTH PROJECT	5,259	12,981

PROPERTY AND EQUIPMENT, NET	176,696	164,754
OTHER ASSETS:
Deferred financing costs, net of amortization of $7,500 and $6,603, respectively	15,398	16,224
Goodwill	53,083	53,083
Licenses and other intangibles	35,647	35,521
Deposits and other assets	4,555	4,016
Total other assets	108,683	108,844
TOTAL	$372,541	$353,810

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,777	$5,383
Construction payable	7,994	5,531
Purse settlement payable	11,201	6,265
Accrued payroll and payroll taxes	3,978	4,575
Accrued interest	15,335	7,437
Other accrued expenses	10,571	9,026
Payable to affiliates	2,680	2,484
Current maturities of long-term debt and leases	9,545	8,645
Total current liabilities	66,081	49,346

LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	252,480	252,381
11% senior secured notes, net of discount	96,043	96,500
13% senior secured notes, net of discount	6,836	6,831
Term loan	—	667
Notes and leases payable, net of discount	3,821	3,544
Other accrued expenses	2,201	1,042
Total long-term liabilities	361,381	360,965
Total liabilities	427,462	410,311

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(63,921)	(65,501)
Total member’s deficit	(54,921)	(56,501)
TOTAL	$372,541	$353,810

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
REVENUES:
Casino	$52,864	$41,439
Racing	3,462	6,702
Video poker	1,137	739
Food and beverage	3,419	3,530
Other	2,363	1,938
Less promotional allowances	(4,906)	(3,635)
Total net revenues	58,339	50,713

EXPENSES:
Casino	22,339	18,644
Racing	2,917	5,488
Video poker	829	524
Food and beverage	2,724	2,529
Other	1,251	1,224
Selling, general and administrative	11,021	7,270
Depreciation and amortization	4,949	4,180
Pre-opening expense	83	699
Development expense	1,645	24
Affiliate management fees	1,155	781
Loss (gain) on disposal of assets	81	(30)
Total expenses	48,994	41,333

INCOME FROM OPERATIONS	9,345	9,380

OTHER INCOME (EXPENSE):
Interest income	723	203
Interest expense, net of amounts capitalized	(9,622)	(7,416)
Interest expense related to preferred member’s interest, redeemable	—	(90)
Total other expense	(8,899)	(7,303)

NET INCOME	$446	$2,077

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$446	$2,077
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,949	4,180
Provision for doubtful accounts	19	45
Amortization of deferred financing costs and debt discount	1,125	835
Non-cash equity based and other compensation	1,602	1,260
Loss (gain) on disposal of assets	81	(30)
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(4,663)	(4,656)
Receivables	1,070	(1,710)
Inventories	(82)	(42)
Prepaid expenses and other assets	(696)	(45)
Accounts payable	4,769	5,874
Accrued expenses	9,432	3,986
Payable to affiliates	196	59
Net cash flows from operating activities	18,248	11,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance	(79)	(193)
Proceeds from restricted cash	7,722	10,514
Business acquisition and licensing costs	(126)	(162)
Construction project development costs	(7,772)	(9,226)
Purchase of property and equipment	(4,037)	(3,009)
Proceeds from sale of property and equipment	22	25
Net cash flows from investing activities	(4,270)	(2,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(367)	(1)
Principal payments on debt	(2,448)	(1,733)
Payments on senior credit facilities	—	(9,300)
Proceeds from senior credit facilities	—	2,185
Member distributions	(468)	(596)
Net cash flows from financing activities	(3,283)	(9,445)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,695	337

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,921	12,778

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,616	$13,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$851	$1,261

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property additions acquired, but not paid	$6,389	$4,930
Property and equipment purchased in exchange for indebtedness	2,819	4,786
Deferred financing costs incurred, but not paid	10	37

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company organized in 1999, is a holding company with no independent operations whose primary assets are cash and its equity interests in its wholly owned subsidiaries. PGL’s subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“OED”), which owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; (iii) Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”), and (iv) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).

DJWH is a holding company with no independent operations whose sole assets are its equity interests in its wholly owned subsidiaries. DJWH’s subsidiaries consist of: (i) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), which owns a gaming license in Worth County, Iowa and constructed a new casino in Worth County, Iowa which opened in April 2006; and (ii) Diamond Jo Worth Corp., a Delaware limited liability company (“DJWC”) with no assets or operations.

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

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.

2. Summary of Significant Accounting Policies

Revenue Recognition and Promotional Allowances— In accordance with industry practice, casino and video poker revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Racing revenues include OED’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and OED’s share of wagering from import and export simulcasting as well as OED’s share of wagering from its off-track betting parlors. Food, beverage and other revenue is recognized as services are performed. Revenues exclude sales taxes.

Capitalized Interest— The Company capitalizes interest costs associated with debt incurred in connection with construction projects. When debt is incurred in connection with the development of construction projects, the Company capitalizes interest on amounts expended on the projects at each applicable subsidiaries’ average cost of borrowed money. Capitalization of interest ceases when the project is substantially complete. The amount capitalized during the three months ended March 31, 2007 and 2006 was $0.4 million and $0.6 million, respectively.

Equity Based Compensation—   Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”) which requires that compensation expense under equity based awards be measured at fair value. As allowed under the provisions of SFAS No. 123R the Company has applied SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application of SFAS No. 123R using the accounting principles historically applied to those awards, the intrinsic value method. The Company did not have any new awards and there were no modifications, repurchases, or cancellations of awards issued prior to January 1, 2006 during the quarters ended March 31, 2007 and 2006. There were no payments to employees related to equity based awards during the quarters ended March 31, 2007 and 2006.  As of March 31, 2007, there was approximately $7.8 million of compensation expense related to nonvested awards which has not been recognized in the consolidated statement of operations. Based on the intrinsic value at March 31, 2007, approximately $5.3 million of the unrecognized value of awards is scheduled to vest over approximately two years unless vested earlier pursuant to the terms of the awards.  The remaining $2.5 million is scheduled to vest upon a change in control of the Company.  See note 6 for more information regarding the terms of outstanding equity awards.

Equity based awards granted by PGP to Company employees contain a put option exercisable by the employee and are recorded at their intrinsic value (which is the increase in the fair market value of the units granted based on a market multiple of forecasted total segment operating earnings) and the percentage vested. The amount expensed each period is based upon the change in intrinsic value and the percentage vested. As these awards are issued by PGP, the awards represent a PGP liability and not a liability of the Company although the expense associated with awards to Company employees is recorded by the Company with a corresponding credit to member contributions.

Development expense—   For the three months ended March 31, 2007, the Company incurred expenses primarily associated with the development of DJL’s proposed new casino.  During the quarter ended March 31, 2007, DJL expensed $1.4 million as development expense associated with its obligations under the Offer to Purchase Real Estate, Acceptance and Lease dated September 27, 2006 (“Historical Society Agreement”) between DJL and the Dubuque County Historical Society (“Historical Society”) and $0.2 million of other development cost associated with the proposed project.  See note 5 for further discussion of the Historical Society Agreement.

Use of Estimates—   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the fair value of equity based compensation, the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets and the estimated liability for slot club awards.

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

Reclassifications—   Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications did not have any effect on the Company’s financial position, operating income, and net income in the three months ended March 31, 2006.  In the statement of cash flows for the three months ended March 31, 2007, the Company classified changes in restricted cash balances related to operating purse settlements as an operating activity. The Company previously presented such changes as an investing activity. In the statement of cash flows for the three months ended March 31, 2006, the Company reclassified changes in restricted cash balances related to operating purse settlements of $(4.7) million from investing to operating to be consistent with the 2007 presentation. In the statement of cash flows for the three months ended March 31, 2007, the Company classified changes in the cash value of certain life insurance policies as an investing activity. The Company previously presented such changes as an operating activity. In the statement of cash flows for the three months ended March 31, 2006, the Company reclassified changes in cash value of certain life insurance policies of $(0.2) million from investing to operating to be consistent with the 2007 presentation.

Recently Issued Accounting Standards—   In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates, that among other things, a fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 is effective for the Company’s year ending December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  If the fair value option is chosen by a company, the company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective as of the beginning of the Company’s year ending December 31, 2008.  The Company is currently evaluating whether to elect the fair value option and the impact, if any, on the Company’s financial statements of implementing SFAS 159.

3. Property and Equipment

Property and equipment at March 31, 2007 and December 31, 2006 is summarized as follows (in thousands):

	March 31, 2007	December 31, 2006
Land and land improvements	$16,775	$16,773
Buildings and improvements	115,250	114,823
Riverboat and improvements	8,394	8,410
Furniture, fixtures and equipment	58,429	56,721
Computer equipment	8,265	8,185
Vehicles	379	378
Construction in progress	27,966	13,360
Subtotal	235,458	218,650
Accumulated depreciation	(58,762)	(53,896)
Property and equipment, net	$176,696	$164,754

Depreciation and amortization expense for the three months ended March 31, 2007 and 2006 was $4.9 million and $4.2 million, respectively.

In connection with DJL’s proposed casino development, DJL began accelerating depreciation on long-lived assets with a net book value of approximately $4.5 million that will either be contributed to the Historical Society or will not be utilized at its new casino facility.  Accelerated depreciation on these assets began during the fourth quarter of 2006 and DJL will continue to depreciate the remaining net book value of those assets, less their estimated fair market value at the date of contribution or estimated net realizable value, through the period that DJL estimates commencing operations at the new facility.  Depreciation expense for the quarter ended March 31, 2007 increased by approximately $0.2 million as a result of accelerated depreciation on these assets.

4. Debt

Long-term debt consists of the following (in thousands):

	March 31, 2007	December 31, 2006
8 3/4% senior secured notes due April 15, 2012, net of discount of $2,520 and $2,619, respectively, secured by substantially all the assets of PGL, DJL and OED and the equity of DJL and OED	$252,480	$252,381

11% senior secured notes of DJW due April 15, 2012, net of discount, secured by substantially all the assets of DJW and a pledge of equity of DJW and DJWC	96,043	96,500

13% senior secured notes of OED due March 1, 2010 with contingent interest, net of discount of $74 and $79, respectively, secured by certain assets of OED	6,836	6,831

$50,000 revolving line of credit under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 0.25% (current rate of 8.5% at March 31, 2007), maturing June 16, 2008, secured by substantially all assets of DJL and OED	—	—

$5,000 revolving line of credit under a loan and security agreement of DJW with a bank, interest rate at prime less a margin of 1.0% (current rate of 7.25% at March 31, 2007), maturing March 1, 2010, secured by substantially all the assets of DJW and guaranteed by the Company’s Chief Executive Officer	—	—

Term loan under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc., interest rate at prime plus 2.5% (current rate of 10.75% at March 31, 2007), due in equal monthly installments of $333, maturing June 16, 2008, secured by certain assets of DJL and OED	3,667	4,667

Notes payable and capital lease obligations, net of discount of $328 and $234, respectively, interest rate at 7 ¼% — 8 ¾%, due 2007 — 2011	9,699	8,189
Total debt	368,725	368,568
Less current portion	(9,545)	(8,645)
Total long term debt	$359,180	$359,923

Principal maturities of debt (excluding discount and debt repaid during the period January 1, 2007 through March 31, 2007) for each of the years ended December 31 are summarized as follows (dollars in thousands):

2007	$10,694
2008	3,753
2009	1,095
2010	7,484
2011	21
Thereafter	351,500
$374,547

On August 31, 2006, DJW entered into the First Supplemental Indenture to the Indenture dated as of July 19, 2005 (the “DJW Supplemental Indenture”) which requires, among other things, DJW to offer to buy back a portion of DJW’s 11% senior secured notes due 2012 (“DJW Notes”) on a semi-annual basis, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein) (“Excess Cash Flow Amount”).  The DJW Supplemental Indenture also allows for the deferral of the requirement to buy back the portion of the DJW Notes if the Excess Cash Flow Amount is less than $1.0 million.  As the Excess Cash Flow Amount for the six month period ended March 31, 2007 was less than $1.0 million, DJW elected to defer the offer to redeem a portion of the DJW Notes for the period ended March 31, 2007.

As of March 31, 2007, the Company had no outstanding advances under its $50.0 million senior secured credit facility (“PGL Credit Facility”). As of March 31, 2007, DJW had no outstanding advances under its $5.0 million senior secured credit facility (“DJW Credit Facility”). In addition, as of March 31, 2007, the Company had outstanding letters of credit under the PGL Credit Facility and the DJW Credit Facility of approximately $0.9 and $0.7 million, respectively, resulting in available borrowings thereunder of $49.1 and $4.3 million, respectively.

The Company’s 8 ¾% senior secured notes due 2012 (“Peninsula Gaming Notes”), the DJW Notes, the PGL Credit Facility and the DJW Credit Facility each contain various restrictive covenants, all with which the Company was in compliance as of March 31, 2007.

5. Commitments and Contingencies

Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as sole manager of the Company and as members of PGP, respectively.

In October 2003, OED filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana (the “Department”), the St. Landry Parish School Board and the City of Opelousas. OED seeks a judgment declaring that sales taxes are not due to the defendants on purchases made by OED and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. OED’s action is based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. The St. Landry Parish School Board and the City of Opelousas have questioned the application of the racing statutes to the construction and furnishing of the casino portion of the facility, thereby leading to the filing of this action. The Department has now taken the same position.

OED filed a motion for summary judgment, which was scheduled for hearing in July 2005. The defendants filed responses, generally arguing that the exemption under the racing statutes should not extend to the purchase of goods, materials and services which were unrelated to horse racing. Prior to the hearing, it was discovered by OED that OED’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that OED, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment so that OED could prepare and file a refund claim for the taxes paid by OED’s contractor and the contractor’s subcontractors.

In November and December 2005, OED filed refund claims totaling $0.6 million. OED has not recorded the refund claims due to uncertainty as to the outcome of the matter. Neither the Department nor the St. Landry Parish School Board ruled on OED’s refund claims within one year of filing those claims resulting in those claims being deemed denied under Louisiana law.  OED has formally appealed the denial of these refund claims.  The Department has not yet responded to the appeal.  St. Landry Parish has answered the appeal by generally denying OED’s right to recover the taxes.

In October 2006, the Department notified OED that additional taxes and interest totaling approximately $0.4 million were due for the period January 1, 2002 through December 31, 2004.  In November 2006, OED formally protested the additional proposed tax assessment with the Department; the protest was denied by the Department.  Accordingly, OED accrued and paid the additional taxes of approximately $0.4 million, but, in accordance with Louisiana law, these taxes were paid under protest.  In December 2006, and in accordance with Louisiana law, OED filed suit in East Baton Rouge Parish, Louisiana against the Department for recovery of these taxes paid under protest.  The Department has answered this suit by generally denying OED’s right to recover the taxes paid under protest.  This litigation is in its early stages.  In addition, during 2006, the Company accrued an additional $1.1 million related to state sales taxes that the Company may be required to pay for the years 2005 and 2006 and for local parish and city taxes for the years 2002 through 2006.  Of the total sales tax amount recorded, approximately $0.7 million and $0.4 million was recorded in general and administrative expense and interest expense, respectively, in the consolidated statement of operations for 2006. The remaining balance, totaling approximately $0.4 million, was capitalized in fixed assets. OED also accrued another $0.2 million classified as general and administrative expense for the three months ended March 31, 2007 for ongoing operating purchases. OED has accrued management’s best estimate of all sales taxes that would be required to be paid for non-racetrack facilities and ongoing operating purchases as of March 31, 2007.

In October 2005, OED filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. OED is pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup its track reconstruction costs and other related damages. The contractor has filed a counterclaim for unpaid billings. OED believes it is too early to predict the outcome of the arbitration and, accordingly, has not recorded any damage claim as an asset.  If the contractor obtains a favorable ruling in the arbitration, OED may be required to pay up to $1.6 million in unpaid construction retainage and bonuses, which amount has been accrued on the Company’s consolidated balance sheet as of March 31, 2007.

Other than as described above, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In connection with obtaining its gaming license, DJW is required to pay under an executory agreement a license fee of $5.0 million due in five annual installments of $1.0 million. DJW paid the first two $1.0 million installments in June 2005 and May 2006, respectively, with the remaining installments due each May thereafter through 2009. Also, DJW is required to pay the Worth County Development Authority (“WCDA”), its qualified sponsoring organization who holds the joint gaming license with DJW, 5.76% of the casino’s adjusted gross receipts on an ongoing basis.  For the three months ended March 31, 2007, DJW expensed $0.9 million related to this agreement. The agreement expires on March 31, 2015 but is subject to automatic three year renewal periods.

Dubuque Racing Association, Ltd. (the “DRA”) holds a joint license with DJL to conduct gambling games under Iowa statutes. The DRA owns Dubuque Greyhound Park (“DGP”), a traditional greyhound racetrack with 1,000 slot machines, 20 table games and amenities including a gift shop, restaurant and clubhouse. During 2005, DJL entered into an amendment to its operating agreement under the joint gambling license (the “Amended Operating Agreement”) with the DRA. The Amended Operating Agreement provides for, among other things, that beginning on February 17, 2006, the day that DGP began operating video poker machines, and continuing until August 30, 2006, DRA shall pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions. On August 31, 2006, a gambling operation commenced business within 125 miles of Dubuque, Iowa.  As such, in accordance with the Amended Operating Agreement, DJL’s adjusted gross receipts must first be reduced by 7% prior to calculating the reduction in adjusted gross receipts on which the $0.33 calculation is based. Pursuant to the Amended

Operating Agreement, the DRA shall continue to pay DJL $.33 for each $1.00 reduction until the earlier of December 31, 2008 or when DJL opens its new gaming facility. During the three months ended March 31, 2007, DJL recorded other revenue of approximately $0.5 million and, at March 31, 2007, has $1.7 million recorded as a long-term receivable included in deposits and other assets on the Company’s balance sheet related to this agreement.

DJL entered into the Historical Society Agreement in connection with the proposed development of a new casino.  The Historical Society Agreement provides for, among other things, (i) a charitable contribution to the Historical Society of $1.0 million payable in equal annual installments of $0.1 million for 10 years commencing one year after the closing of the transactions contemplated by the Historical Society Agreement and (ii) the purchase by DJL of 2.4 acres of real property (the “Expansion Tract”), for a purchase price not to exceed $2 million, to facilitate DJL’s building of a new moored barge facility to expand its existing casino operations. In addition, if the purchase price payable for the Expansion Tract is less than $2.0 million, DJL agreed to make a charitable contribution following the closing of the transactions contemplated by the Historical Society Agreement of the difference between the price paid for the Expansion Tract and $2.0 million. Closing of the Expansion Tract is contingent upon (i) regulatory approval and (ii) satisfactory completion of DJL’s due diligence relating to its purchase of the Expansion Tract. As both of these contingencies have been satisfied as of March 31, 2007, a contribution expense of $1.4 million was recorded as development expense at DJL related to (i) the present value of the $1.0 million contribution payable over 10 annual installments and (ii) the difference between $2.0 million and the purchase price of the Expansion Tract of $1.2 million.  DJL expects to close on the purchase of the Expansion Tract in May 2007.

The Historical Society Agreement provides for the Historical Society to lease DJL’s existing dockside pavilion for 99 years at $1 per year and for DJL to transfer all of its rights, title and interest in the existing Diamond Jo vessel to the Historical Society at the Historical Society’s option. As the lease and the transfer of the vessel are conditioned upon DJL commencing operation of its new moored barge facility, no contribution expense will be recorded until such contingency is satisfied.

In February 2007, DJL entered into the Port of Dubuque Public Parking Facility Development Agreement (“Development Agreement”) with the City of Dubuque, Iowa (“City”) regarding, among other things, the design, development, construction and financing of a public parking facility to be located adjacent to DJL’s proposed casino development. The City is currently in the process of estimating the total cost of the parking facility. It is anticipated that the City will award to a third party a construction contract to construct the parking facility no later than December 31, 2007 with a completion date of no later than August 1, 2008.  The parking facility, which will be owned by the City, will provide free parking to the general public and contain approximately 1,120 parking spaces.  As a condition of the Development Agreement, DJL will enter into a minimum assessment agreement with the City in which both parties agree to establish a minimum market value for the DJL casino project on which DJL will be assessed property taxes, commencing on substantial completion of the project.  Payments under the minimum assessment agreement will be guaranteed by the Company.  The Development Agreement also calls for (i) a minimum initial investment of $6.4 million to be used by the City toward the cost of designing and constructing the public parking facility, (ii) the payment by DJL for the reasonable and necessary actual operating costs incurred by the City for the operation, security, repair and maintenance of the public parking facility and (iii) the payment by DJL to the City of $80 per parking space in the public parking facility per year which funds will be used by the City for capital expenditures necessary to maintain the public parking facility.

The Development Agreement is contingent upon a number of factors including, but not limited to, (i) the City obtaining the necessary financing and required approvals to construct the parking facility, (ii) receipt by the City and approval by DJL of the construction bids pursuant to which it can be determined that the parking facility can be designed and constructed for an amount equal to or less than the sum of the amounts provided by DJL’s initial investment and financed by the City and (iii) DJL executing a minimum assessment agreement as discussed above.  None of these conditions have been satisfied as of March 31, 2007.

The Company’s future contractual obligations related to purchase commitments (excluding purchase commitments paid during the period January 1, 2007 through March 31, 2007) for each of the years ended December 31 are summarized as follows (dollars in thousands):

2007	$1,529
2008	1,381
2009	889
2010	622
2011	39
Thereafter	21
Total	$4,481

6. Related Party Transactions

During the three months ended March 31, 2007 and 2006, the Company recorded distributions of $0.5 million and $0.6 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP’s development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as a board member and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.

During each of the three months ended March 31, 2007 and 2006, the Company expensed $0.1 million as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL. In December 2006, PGP assumed PGL’s liability for such amounts which was recorded as a member contribution.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and OED, under which OED pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and other non-recurring charges, OED expensed $0.2 million and $0.3 million in affiliate management fees payable to OEDA during the three months ended March 31, 2007 and 2006, respectively.

In accordance with a management services agreement between DJW and PGP, DJW expensed management fees of $0.4 million and $0.1 million during the three months ended March 31, 2007 and 2006, respectively, related to this agreement.

OED and PGP are parties to separate consulting agreements with a board member of PGP. Under the consulting agreements, OED and DJW must each pay the board member a fee equal to 2.5% of OED’s and DJW’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004 and May 1, 2006, respectively. Under the consulting agreements, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. OED expensed $0.3 million of affiliate management fees during each of the three months ended March 31, 2007 and 2006 related to its consulting agreement. DJW expensed $0.2 million of affiliate management fees for the three months ended March 31, 2007 related to this agreement.

At a meeting of the board of managers of PGP held on February 25, 2005, PGP approved grants of profits interests under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) to two executive officers of PGL aggregating 2.50% of the outstanding membership units of PGP on a fully diluted basis. In addition, at a meeting of the board of managers of PGP held on September 12, 2005, PGP approved additional grants under the IUP to the executive officers of PGL aggregating 5% of the outstanding membership units of PGP on a fully diluted basis. The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions. The profits interests awarded under the IUP entitle the holders thereof to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant) and distributions on liquidation (but only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant). Upon any termination of their employment, the respective executive officers are entitled, at their option, to cause the Company to redeem all such vested profits interests granted to them for cash at their fair market value at the time of termination of employment. Quarterly, the Company estimates the fair value of the incentive units and compares that value to the value of the incentive units at the date of grant. Any appreciation in the value of the incentive units is expensed based on the percentage of the grant vested. The Company expensed $1.5 million and $1.2 million during the three months ended March 31, 2007 and 2006, respectively, with respect to these incentive units. In December 2006, PGP assumed PGL’s liability under these agreements which was recorded as a member contribution.

7. Subsequent Event

On April 27, 2007, DJW opened its expanded casino floor to the public.  The casino currently includes 891 slot machines, 26 table games, a 7 table poker room and an expanded casino bar.  DJW expects to complete its casino expansion project with the opening of a new buffet restaurant in July 2007 and a banquet and event center in August 2007.

8. Segment Information

The Company is organized around geographical areas and operates three reportable segments: (1) Diamond Jo Dubuque operations, which comprise the Diamond Jo casino operations in Dubuque, Iowa, (2) Diamond Jo Worth operations, which comprise the Diamond Jo Worth casino operations in Worth County, Iowa, and (3) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by OED in Louisiana.

The accounting policies for each segment are the same as those described in Note 2 above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the three months ended March 31, 2007 and 2006 (in thousands):

	Net Revenues Three Months Ended March 31,
	2007	2006
Diamond Jo Dubuque	$10,070	$11,824
Diamond Jo Worth	16,233	1,200
Evangeline Downs	32,036	37,689
Total	$58,339	$50,713

	Segment Operating Earnings Three Months Ended March 31, (1)
	2007	2006
General corporate	$(2,275)	$(1,709)
Diamond Jo Dubuque	2,984	3,761
Diamond Jo Worth	6,562	52
Evangeline Downs	9,987	12,930
Total Segment Operating Earnings (1)	17,258	15,034
General corporate:
Depreciation and amortization	(11)	—
Affiliate management fees	(78)	(77)
Interest income	251	—
Diamond Jo Dubuque:
Depreciation and amortization	(1,179)	(995)
Development expense	(1,633)	(12)
(Loss) gain on disposal of assets	(61)	25
Interest expense, net	(2,512)	(2,354)
Diamond Jo Worth:
Depreciation and amortization	(1,288)	(18)
Pre-opening expense	(59)	(680)
Affiliate management fees	(621)	(120)
Interest expense, net	(2,507)	(420)
Evangeline Downs:
Depreciation and amortization	(2,471)	(3,167)
Development expense	(12)	(12)
Pre-opening expense	(24)	(19)
Affiliate management fees	(456)	(584)
(Loss) gain on sale of assets	(20)	5
Interest expense, net	(4,131)	(4,529)
Net income	$446	$2,077

(1)            Segment operating earnings is defined as net income plus depreciation and amortization, pre-opening expense, development expense, affiliate management fees, gain (loss) on disposal of assets, and interest expense (net).

	Total Assets
	March 31, 2007	December 31, 2006

General corporate	$21,798	$21,433
Diamond Jo Dubuque	89,889	88,896
Diamond Jo Worth	95,910	87,351
Evangeline Downs	164,944	156,130
Total	$372,541	$353,810

	Cash Expenditures for Additions to Long-Lived Assets
	March 31, 2007	March 31, 2006

General corporate	$4	$—
Diamond Jo Dubuque	761	658
Diamond Jo Worth	8,691	9,900
Evangeline Downs	2,479	1,839
Total	$11,935	$12,397

9. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s debt instruments at March 31, 2007 and December 31, 2006 are as follows (in thousands):

	March 31, 2007		December 31, 2006
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
8 3/4% senior secured notes	$254,363	$252,480	$252,450	$252,381
11% senior secured notes (and related put option in 2006)	98,430	96,043	95,535	96,500
13% senior secured notes	6,910	6,836	6,910	6,831
Term loan	3,667	3,667	4,667	4,667
Notes payable, capital lease obligations and other debt instruments	10,568	10,240	8,423	8,189

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

10.  Consolidating Financial Statements

The Company, DJL and PGC (which has no assets or operations) are co-issuers of the Peninsula Gaming Notes of which $233 million are registered with the U.S. Securities and Exchange Commission. OED is a guarantor of the Peninsula Gaming Notes, and the equity of DJL and OED is pledged as collateral securing obligations under the Peninsula Gaming Notes. In July 2005, in connection with the offering of the DJW Notes, DJW was designated as an “unrestricted subsidiary” under the indenture governing the Peninsula Gaming Notes and the liens on the assets and equity of DJW under the Peninsula Gaming Notes were released. Consolidating financial information of the co-issuers, the guarantor and the non-guarantor is presented on the following pages.

CONSOLIDATING BALANCE SHEETS

(in thousands)

	At March 31, 2007
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,277	$14,117	$14,470	$17,752		$67,616
Restricted cash-purse settlements			9,282			9,282
Accounts receivable		72	2,042	327		2,441
Receivables from affiliates		781			$(781)
Inventories		195	358	235		788
Prepaid expenses and other assets	28	392	895	461		1,776
Total current assets	21,305	15,557	27,047	18,775	(781)	81,903
RESTRICTED CASH — WORTH PROJECT				5,259		5,259
PROPERTY AND EQUIPMENT, NET	112	13,784	97,951	64,849		176,696
OTHER ASSETS:
Investment in subsidiaries	(75,911)				75,911
Deferred financing costs, net		4,308	6,143	4,947		15,398
Goodwill		53,083				53,083
Licenses and other intangibles			33,624	2,023		35,647
Deposits and other assets	381	3,938	179	57		4,555
Total other assets	(75,530)	61,329	39,946	7,027	75,911	108,683
TOTAL	$(54,113)	$90,670	$164,944	$95,910	$75,130	$372,541

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$31	$422	$3,903	$421		$4,777
Construction payable		737	1,932	5,325		7,994
Purse settlement payable			11,201			11,201
Accrued payroll and payroll taxes	692	1,018	1,600	668		3,978
Accrued interest		4,154	6,316	4,865		15,335
Other accrued expenses	85	2,419	6,222	1,845		10,571
Payable to affiliates			1,678	1,783	$(781)	2,680
Current maturities of long-term debt and leases		788	5,055	3,702		9,545
Total current liabilities	808	9,538	37,907	18,609	(781)	66,081
LONG-TERM LIABILITIES
8 ¾% senior secured notes, net of discount		101,547	150,933			252,480
11% senior secured notes, net of discount				96,043		96,043
13% senior secured notes, net of discount			6,836			6,836
Notes and leases payable, net of discount		22	1,732	2,067		3,821
Other accrued expenses		745		1,456		2,201
Total long-term liabilities		102,314	159,501	99,566		361,381
Total liabilities	808	111,852	197,408	118,175	(781)	427,462

MEMBER’S DEFICIT	(54,921)	(21,182)	(32,464)	(22,265)	75,911	(54,921)
TOTAL	$(54,113)	$90,670	$164,944	$95,910	$75,130	$372,541

	At December 31, 2006
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
	PGL	DJL	OED	DJW	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,999	$13,069	$8,889	$13,964		$56,921
Restricted cash-purse settlements			4,619			4,619
Accounts receivable		79	2,885	565		3,529
Receivables from affiliates		1,446			$(1,446)
Inventories		155	312	239		706
Prepaid expenses and other assets	18	400	755	283		1,456
Total current assets	21,017	15,149	17,460	15,051	(1,446)	67,231
RESTRICTED CASH — WORTH PROJECT				12,981		12,981
PROPERTY AND EQUIPMENT, NET	119	14,063	98,474	52,098		164,754
OTHER ASSETS:
Investment in subsidiaries	(76,896)				76,896
Deferred financing costs, net		4,588	6,502	5,134		16,224
Goodwill		53,083				53,083
Licenses and other intangibles			33,498	2,023		35,521
Deposits and other assets	297	3,459	196	64		4,016
Total other assets	(76,599)	61,130	40,196	7,221	76,896	108,844
TOTAL	$(55,463)	$90,342	$156,130	$87,351	$75,450	$353,810

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$19	$783	$4,039	$542		$5,383
Construction payable		307	2,118	3,106		5,531
Purse settlement payable			6,265			6,265
Accrued payroll and payroll taxes	999	1,159	1,537	880		4,575
Accrued interest		1,915	3,310	2,212		7,437
Other accrued expenses	20	1,936	5,337	1,733		9,026
Payable to affiliates			2,022	1,908	$(1,446)	2,484
Current maturities of long-term debt and leases		1,124	5,728	1,793		8,645
Total current liabilities	1,038	7,224	30,356	12,174	(1,446)	49,346
LONG-TERM LIABILITIES:
8 ¾% senior secured notes, net of discount		101,507	150,874			252,381
11% senior secured notes, net of discount				96,500		96,500
13% senior secured notes, net of discount			6,831			6,831
Term loan			667			667
Notes and leases payable, net of discount		38	1,735	1,771		3,544
Other accrued expenses		150		892		1,042
Total long-term liabilities		101,695	160,107	99,163		360,965
Total liabilities	1,038	108,919	190,463	111,337	(1,446)	410,311

MEMBER’S DEFICIT	(56,501)	(18,577)	(34,333)	(23,986)	76,896	(56,501)
TOTAL	$(55,463)	$90,342	$156,130	$87,351	$75,450	$353,810

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2007
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	OED	DJW	Adjustments	Consolidated

REVENUES:
Casino		$9,982	$27,315	$15,567		$52,864
Racing			3,462			3,462
Video poker			1,137			1,137
Food and beverage		581	2,287	551		3,419
Affiliate management fee income		621			$(621)
Other		665	463	1,235		2,363
Less promotional allowances		(1,158)	(2,628)	(1,120)		(4,906)
Total net revenues		10,691	32,036	16,233	(621)	58,339

EXPENSES:
Casino		4,526	12,469	5,344		22,339
Racing			2,917			2,917
Video poker			829			829
Food and beverage		587	1,672	465		2,724
Other		50	68	1,133		1,251
Selling, general and administrative	$740	1,923	4,094	2,729	1,535	11,021
Depreciation and amortization	11	1,179	2,471	1,288		4,949
Pre-opening expense			24	59		83
Development expense		1,633	12			1,645
Affiliate management fees	78		1,077	621	(621)	1,155
Loss on disposal of assets		61	20			81
Corporate expense allocation		569	483	483	(1,535)
Total expenses	829	10,528	26,136	12,122	(621)	48,994

INCOME (LOSS) FROM OPERATIONS	(829)	163	5,900	4,111		9,345

OTHER INCOME (EXPENSE):
Interest income	251	122	78	272		723
Interest expense, net of amounts capitalized		(2,634)	(4,209)	(2,779)		(9,622)
Income from equity investment in subsidiaries	1,024				(1,024)
Total other expense	1,275	(2,512)	(4,131)	(2,507)	(1,024)	(8,899)
NET INCOME (LOSS)	$446	$(2,349)	$1,769	$1,604	$(1,024)	$446

	Three Months Ended March 31, 2006
	Parent	Subsidiary	Subsidiary	Subsidiary
	Co-Issuer -	Co-Issuer -	Guarantor -	Non-Guarantor -	Consolidating
(in thousands)	PGL	DJL	OED	DJW	Adjustments	Consolidated

REVENUES:
Casino		$12,046	$29,393			$41,439
Racing			6,702			6,702
Video poker			739			739
Food and beverage		684	2,846			3,530
Affiliate management fee income		790			$(790)
Other		343	395	$1,200		1,938
Less promotional allowances		(1,249)	(2,386)			(3,635)
Total net revenues		12,614	37,689	1,200	(790)	50,713

EXPENSES:
Casino		5,172	13,472			18,644
Racing			5,488			5,488
Video poker			524			524
Food and beverage		619	1,910			2,529
Other		7	70	1,147		1,224
Selling, general and administrative	$474	2,265	3,295	1	1,235	7,270
Depreciation and amortization		995	3,167	18		4,180
Pre-opening expense			19	680		699
Development expense		12	12			24
Affiliate management fees	77		1,374	120	(790)	781
Gain on disposal of assets		(25)	(5)			(30)
Corporate expense allocation		459	388	388	(1,235)
Total expenses	551	9,504	29,714	2,354	(790)	41,333

INCOME (LOSS) FROM OPERATIONS	(551)	3,110	7,975	(1,154)		9,380

OTHER INCOME (EXPENSE):
Interest income		17	32	154		203
Interest expense, net of amounts capitalized		(2,281)	(4,561)	(574)		(7,416)
Interest expense related to preferred member’s interest, redeemable		(90)				(90)
Income from equity investment in subsidiaries	2,628				(2,628)
Total other expense	2,628	(2,354)	(4,529)	(420)	(2,628)	(7,303)
NET INCOME (LOSS)	$2,077	$756	$3,446	$(1,574)	$(2,628)	$2,077

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$446	$(2,349)	$1,769	$1,604	$(1,024)	$446
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	11	1,179	2,471	1,288		4,949
Provision for doubtful accounts		19				19
Amortization of deferred financing costs and debt discount		317	440	368		1,125
Non-cash equity based and other compensation	1,602					1,602
Corporate expense allocation	(1,535)	569	483	483
Loss on disposal of assets		61	20			81
Income from equity investment in subsidiaries	(1,024)				1,024
Changes in operating assets and liabilities:
Restricted cash — purse settlements			(4,663)			(4,663)
Receivables	1	(12)	843	238		1,070
Receivables from affiliates		665			(665)
Payables to affiliates			(344)	(125)	665	196
Inventories		(40)	(46)	4		(82)
Prepaid expenses and other assets	(15)	(471)	(123)	(87)		(696)
Accounts payable	12	(291)	5,141	(93)		4,769
Accrued expenses	(242)	3,449	3,903	2,322		9,432
Net cash flows from operating activities	(744)	3,096	9,894	6,002		18,248
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance	(79)					(79)
Proceeds from restricted cash				7,722		7,722
Business acquisition and licensing costs			(126)			(126)
Construction project development costs				(7,772)		(7,772)
Purchase of property and equipment	(4)	(761)	(2,353)	(919)		(4,037)
Proceeds from sale of property and equipment		22				22
Net cash flows from investing activities	(83)	(739)	(2,479)	(969)		(4,270)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(144)	(109)	(114)		(367)
Principal payments on debt		(342)	(1,343)	(763)		(2,448)
Member contributions (distributions)	1,105	(823)	(382)	(368)		(468)
Net cash flows from financing activities	1,105	(1,309)	(1,834)	(1,245)		(3,283)
NET INCREASE IN CASH AND CASH EQUIVALENTS	278	1,048	5,581	3,788		10,695
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,999	13,069	8,889	13,964		56,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,277	$14,117	$14,470	$17,752		$67,616

	Three Months Ended March 31, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non-Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,077	$756	$3,446	$(1,574)	$(2,628)	$2,077
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		995	3,167	18		4,180
Provision for doubtful accounts		45				45
Amortization of deferred financing costs and debt discount		297	440	98		835
Non-cash equity based and other compensation	1,260					1,260
Corporate expense allocation	(1,235)	459	388	388
Gain on disposal of assets		(25)	(5)			(30)
Income from equity investment in subsidiaries	(2,628)				2,628
Changes in operating assets and liabilities:
Restricted cash-purse settlements			(4,656)			(4,656)
Receivables	(1)	(185)	(1,552)	28		(1,710)
Receivables from affiliates		5,065			(5,065)
Payables to affiliates			(5,154)	148	5,065	59
Inventories		(28)	(7)	(7)		(42)
Prepaid expenses and other assets	14	23	(48)	(34)		(45)
Accounts payable	2	(359)	6,058	173		5,874
Accrued expenses	(163)	1,538	1,873	738		3,986
Net cash flows from operating activities	(674)	8,581	3,950	(24)		11,833
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance	(193)					(193)
Proceeds from restricted cash, net				10,514		10,514
Business acquisition and licensing costs			(137)	(25)		(162)
Construction project development costs				(9,226)		(9,226)
Purchase of property and equipment		(658)	(1,702)	(649)		(3,009)
Proceeds from sale of property and equipment		23	2			25
Net cash flows from investing activities	(193)	(635)	(1,837)	614		(2,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs				(1)		(1)
Principal payments on debt		(329)	(1,345)	(59)		(1,733)
Proceeds from senior credit facilities		800		1,385		2,185
Payments on senior credit facilities		(7,500)	(1,800)			(9,300)
Member contributions (distributions)	865	(985)	(476)			(596)
Net cash flows from financing activities	865	(8,014)	(3,621)	1,325		(9,445)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2)	(68)	(1,508)	1,915		337
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(52)	3,253	9,011	566		12,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(54)	$3,185	$7,503	$2,481		$13,115

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

Forward Looking Statements

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to, but not limited to, unforeseen developments, including developments relating to the following:

•                  the availability and adequacy of our cash flows to satisfy our obligations, including payment obligations under the Peninsula Gaming Notes, the DJW Notes, the PGL Credit Facility and the DJW Credit Facility and additional funds required to support capital improvements and development;

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

•                  the termination of our operating agreement with the DRA and/or the WCDA or the failure of the DRA and/or the WCDA to continue as our “qualified sponsoring organization;”

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

•                  adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of DJL, OED and DJW; and

•                  other factors discussed in our other filings with the SEC.

Overview

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 777 slot machines and 17 table games, (ii) the Evangeline Downs racino in Opelousas, Louisiana with 1,627 slot machines and a one-mile dirt horse racetrack and four OTBs located throughout south central Louisiana and (iii) the Diamond Jo Worth casino in Worth County, Iowa with 891 slot machines, 26 table games and 7 poker tables.

Results of Operations

Our results of operations discussed below include the consolidated results of operations of the Company, DJL, OED and DJW for the three months ended March 31, 2007 and 2006.

Statement of Operations Data

INCOME(LOSS) FROM OPERATIONS:	Three Months Ended March 31,
(in thousands)	2007	2006
General corporate	$(2,364)	$(1,786)
Diamond Jo	111	2,779
Evangeline Downs	7,004	9,153
Diamond Jo Worth	4,594	(766)
Income from operations	$9,345	$9,380

	Diamond Jo Three Months Ended March 31,		Evangeline Downs Three Months Ended March 31,		Diamond Jo Worth Three Months Ended March 31,
(in thousands)	2007	2006	2007	2006	2007	2006
REVENUES:
Casino	$9,982	$12,046	$27,315	$29,393	$15,567
Racing			3,462	6,702
Video poker			1,137	739
Food and beverage	581	684	2,287	2,846	551
Other	665	343	463	395	1,235	$1,200
Less promotional allowances	(1,158)	(1,249)	(2,628)	(2,386)	(1,120)
Net revenues	10,070	11,824	32,036	37,689	16,233	1,200
EXPENSES:
Casino	4,526	5,172	12,469	13,472	5,344
Racing			2,917	5,488
Video poker			829	524
Food and beverage	587	619	1,672	1,910	465
Other	50	7	68	70	1,133	1,147
Selling, general and administrative	1,923	2,265	4,094	3,295	2,729	1
Depreciation and amortization	1,179	995	2,471	3,167	1,288	18
Pre-opening expense			24	19	59	680
Development expense	1,633	12	12	12
Loss (gain) on disposal of assets	61	(25)	20	(5)
Affiliate management fees			456	584	621	120
Total expenses	9,959	9,045	25,032	28,536	11,639	1,966
Income (loss) from operations	$111	$2,779	$7,004	$9,153	$4,594	$(766)

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Net revenues increased $7.6 million, or 15%, to $58.3 million for the three months ended March 31, 2007 from $50.7 million for the three months ended March 31, 2006. This increase was primarily derived from a $15.0 million net revenue increase at DJW directly related to $15.6 million in casino revenues for the three months ended March 31, 2007 at DJW’s new casino which opened to the public on April 4, 2006. This increase was partially offset by a decrease in net revenues at OED of $5.7 million and a decrease in net revenues at DJL of $1.8 million.

The decrease in net revenue at OED is due primarily to (i) a decrease in casino revenue and food and beverage revenue of $2.6 million primarily related to the effects of hurricanes Katrina and Rita which caused the temporary closure of some of OED’s competitors in the fourth quarter of 2005 and for part of the first quarter of 2006 from which OED realized an increase in traffic and revenue at its casino during the three months ended March 31, 2006 and (ii) a decrease in racing revenues of $3.2 million related primarily to running an additional live meet in the quarter ended March 31, 2006 for another Louisiana racetrack which was damaged by Hurricane Rita in late 2005.  Daily casino win per position at OED decreased 7% to $187 for the three months ended March 31, 2007 from $201 for the three months ended March 31, 2006.

DJL’s casino revenues decreased by $2.0 million to $10.0 million for the three months ended March 31, 2007 from $12.0 million for the three months ended March 31, 2006. We believe this decrease was primarily attributed to the expansion of a local competitor’s gaming facility by introducing video poker in February 2006 and table games in March 2006. In addition, a new casino facility located approximately 110 miles from DJL’s casino opened to the public on August 31, 2006 further increasing competition in the Eastern Iowa market.  DJL’s slot revenue decreased to $9.2 million for the three months ended March 31, 2007 from $10.5 million for the three months ended March 31, 2006 and DJL’s table game revenue decreased 47% to $0.8 million for the three months ended March 31, 2007 compared to $1.5 million for the three months ended March 31, 2006 primarily due to expansion of a competitor’s gaming facility as described above.  DJL’s casino win per gaming position per day decreased to $122 for the three months ended March 31, 2007 from $146 for the three months ended March 31, 2006. For the three months ended March 31, 2007, our casino win per admission at DJL increased to $61 from $57 for the three months ended March 31, 2006.

DJW’s casino revenues of $15.6 million for the three months ended March 31, 2007 were comprised of slot revenues of $14.3 million and table game revenues of $1.3 million.  Including table games, DJW’s casino win per gaming position per day was $262 for the quarter ended March 31, 2007.

Racing revenues at OED for the three months ended March 31, 2007 were $3.5 million compared to $6.7 million for the three months ended March 31, 2006. This decrease is primarily driven by a decrease in revenue earned from live racing at the racino.  During the three months ended March 31, 2006, OED ran an additional live race meet for another Louisiana racetrack which was damaged by Hurricane Rita in late 2005. OED did not run any live meets during the first quarter of 2007.

Video poker revenues at OED for the three months ended March 31, 2007 increased 57% to $1.1 million compared to $0.7 million for the three months ended March 31, 2006. The increase in video poker revenues is attributable to the addition of video poker at our new OTB in Eunice, Louisiana in April 2006.

Food and beverage revenues and other revenues increased $0.3 million during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due primarily to an increase in other revenue at DJL of $0.3 million primarily related to the DRA’s contractual obligation under its operating agreement to pay DJL $0.33 for each $1.00 reduction in DJL’s adjusted gross gaming receipts.  Promotional allowances increased $1.3 million during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily related to promotional allowances at DJW related to the opening of the new casino.

Casino operating expenses increased $3.7 million to $22.3 million for the three months ended March 31, 2007 from $18.6 million for the three months ended March 31, 2006 due to an increase in casino operating expenses of $5.3 million at DJW which consist primarily of gaming taxes and casino related payroll, partially offset by a decrease in casino operating expenses at DJL and OED of $0.6 million and $1.0 million, respectively, which is primarily related to a decrease in gaming taxes associated with the decrease in casino revenues as discussed above.

Consistent with a decrease in racing revenues, racing expenses decreased $2.6 million to $2.9 million for the three months ended March 31, 2007 from $5.5 million for the three months ended March 31, 2006.

Consistent with an increase in video poker revenues as described above, video poker expenses increased $0.3 million to $0.8 million for the three months ended March 31, 2007 from $0.5 million for the three months ended March 31, 2006.

Food and beverage expenses increased to $2.7 million for the three months ended March 31, 2007 from $2.5 million for the three months ended March 31, 2006 due primarily to DJW food and beverage expenses of $0.5 million, partially offset by a decrease in food and beverage expenses at OED of $0.2 million which is consistent with a decline in food and beverage revenue. Other expenses remained substantially unchanged at $1.2 million for the three months ended March 31, 2007.

Selling, general and administrative expenses increased $3.7 million to $11.0 million for the three months ended March 31, 2007 from $7.3 million for the three months ended March 31, 2006. This increase was due primarily to (i) $2.7 million in expenses associated with operations at DJW, (ii) an increase in expenses at OED of $0.8 million primarily related to property insurance, sales and use taxes and professional fees and (iii) a $0.3 million increase in expenses associated with an increase in the fair value and percentage vested of PGP incentive units granted to certain executive officers of the Company in 2005.  In December 2006, the employment agreements of the executive officers to which PGP incentive units were granted were amended to move the obligations under the incentive unit plan from PGL to PGP.  As such, the liability associated with these incentive units was assumed by PGP; however, the related expense associated with the increase in the fair value and percentage vested is allocated to PGL and such expense is reflected in PGL’s consolidated statement of operations.

Depreciation and amortization expenses increased to $4.9 million for the three months ended March 31, 2007 from $4.2 million for the three months ended March 31, 2006 due primarily to depreciation of the value of buildings and equipment related to the opening of DJW’s casino in April 2006 offset by a decrease in depreciation at OED of approximately $0.7 million which is attributable to certain assets with a three year depreciable life becoming fully depreciated in December 2006.

Pre-opening expenses of $0.1 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively, are attributed primarily to expenses incurred by DJW with respect to start-up activities surrounding the new casino development in Worth County, Iowa. In relation to its proposed new casino development, during the quarter ended March 31, 2007, DJL expensed $1.4 million as development expense relating to certain of its obligations under an agreement entered into in September 2006 with the Dubuque County Historical Society and approximately $0.2 million of other costs associated with the development project.  Affiliate management fees of $1.2 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at OED and DJW and increased primarily due to the increased income from operations at DJW.

Interest income of approximately $0.7 million for the three months ended March 31, 2007 is primarily related to interest earned on cash deposits invested in interest bearing accounts.  Interest income of approximately $0.2 million for the three months ended March 31, 2006 is primarily related to interest earned on the undistributed net proceeds from the offering of the DJW Notes in July of 2005 which were deposited into interest bearing accounts. Net interest expense increased $2.1 million to $9.6 million during the three months ended March 31, 2007 from $7.5 million for the three months ended March 31, 2006. This increase is primarily due to (i) an increase in interest of approximately $0.5 million related to the issuance of $20 million principal amount of DJW Notes in August 2006 and (ii) an increase in interest of approximately $1.0 million and $0.5 million related to the issuance of $36.5 million principal amount of DJW Notes and $22.0 million principal amount of Peninsula Gaming Notes, respectively, in December 2006.  Interest expense of approximately $0.4 million and $0.6 million was capitalized as part of the casino development and other construction projects during the three months ended March 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance increased $10.7 million to $67.6 million at March 31, 2007 from $56.9 million at December 31, 2006.

Cash flows from operating activities were $18.2 million during the three months ended March 31, 2007, an increase of $6.4 million when compared to $11.8 million during the three months ended March 31, 2006. The increase is primarily due to an increase in working capital of $6.5 million, primarily related to an increase in accrued interest.

Cash flows used in investing activities during the three months ended March 31, 2007 was $4.3 million consisting of cash outflows of (i) payments of approximately $7.8 million for construction and other development costs associated with the Worth County casino expansion project and (ii) net cash outflows of approximately $4.0 million used for capital expenditures mainly related to the development of our new OTB in Eunice, Louisiana, the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures at DJL, OED and DJW.  These cash outflows were partially offset by a decrease in our restricted cash balance designated for construction and other development costs associated with DJW’s expansion project of $7.7 million.

Cash flows used in financing activities during the three months ended March 31, 2007 of $3.3 million reflects payments on debt of $2.4 million, member distributions of $0.5 million and deferred financing costs of $0.4 million.

As of March 31, 2007, the Company had no outstanding advances under the revolver portion and $3.7 million outstanding under the term loan portion of the PGL Credit Facility and outstanding letters of credit of approximately $0.9 million. In addition, as of March 31, 2007, DJW had no outstanding balances under the DJW Credit Facility and outstanding letters of credit of approximately $0.7 million.

Financing Activities

Our financing activities will have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes to the Company’s financing activities during the three months ended March 31, 2007.

Development

In February 2007, DJL entered into the Development Agreement with the City regarding, among other things, the design, development, construction and financing of a public parking facility to be located adjacent to DJL’s proposed casino development.  The City is currently in the process of estimating the total cost of the new parking facility.  It is anticipated that the City will award to a third party a construction contract to construct the parking facility no later than December 31, 2007 with a required completion date of no later than August 1, 2008.  The parking facility, which will be owned by the City, will provide free parking to the general public and contain approximately 1,120 spaces.  The Development Agreement requires that DJL construct its casino development to consist of not less than 140,000 square feet and at a cost of at least $45 million.  In addition, the Development Agreement provides that the parking facility will be financed by an initial payment of not less than $6.4 million by DJL to the City with the remainder of the cost being financed via tax increment finance bonds that will be issued by the City and paid off with the tax incremental revenue generated by the new DJL casino development.  As part of the Development Agreement, DJL is required to enter into a minimum assessment agreement for its new casino development and to pay the operating costs of the parking facility, including the cost of operation, security, repair and maintenance.  At its option, DJL may elect to increase the initial payment above the $6.4 million minimum which would reduce the minimum assessment for the new casino development thereby reducing ongoing property taxes.

DJL’s proposed new moored barge facility is expected to include approximately 1,000 slot machines, 17 table games and a five-table poker room.  Additional amenities are expected to include a bowling center, various restaurants and an entertainment center.  The Company is currently in the process of estimating total project costs and timing of completion of the new casino.

OED is currently evaluating its options regarding the proposed development and construction of a hotel and event center contiguous to its racino.

General

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations, (ii) available borrowings under the PGL Credit Facility and (iii) available borrowings under the DJW Credit Facility. The available borrowing amount at March 31, 2007, after reductions for amounts borrowed and letters of credit outstanding under the PGL Credit Facility and the DJW Credit Facility was $49.1 million and $4.3 million, respectively. Contractual restrictions and other provisions contained in the agreements governing our consolidated indebtedness, including our senior credit facilities and the indentures governing the Peninsula Gaming Notes and the DJW Notes, limit or restrict our ability to use the funds available to us at each of our gaming properties.

We expect our capital expenditures for the next twelve months, excluding any amounts related to the current expansion of DJW’s gaming facility in Worth County, Iowa and any amounts related to the casino development at DJL and the proposed hotel and event center development at OED, to be approximately $9.9 million. Capital expenditures for the next twelve months related to the expansion of our current gaming facility in Worth County, Iowa are expected to be approximately $13.8 million, of which approximately $0.6 million will be financed through vendor financing. Our debt maturities for the next twelve months are expected to be approximately $10.2 million. The Company plans to finance these developments with: (i) cash on hand of $72.9 million at March 31, 2007, (ii) cash generated from operations, (iii) available borrowings under the PGL Credit Facility and DJW Credit Facility and (iv) available vendor and equipment financing. There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2007.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility and DJW Credit Facility. As of March 31, 2007, the Company had $3.7 million in outstanding borrowings under the PGL Credit Facility and DJW Credit Facility, including borrowings under the term loan portion of the PGL Credit Facility that have variable interest rates. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility and DJW Credit Facility (currently an aggregate amount of $58.7 million) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.6 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowings. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed and variable rate debt borrowings as of March 31, 2007 (dollars in millions):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
8 ¾% senior secured notes	April 15, 2012	8	¾%	$252.5	$254.4*
13% senior notes with contingent interest	March 1, 2010	13%		6.8	6.9*
11% senior secured notes	April 15, 2012	11%		96.0	98.4*
Term loan	June 16, 2008	10	¾%	3.7	3.7
Notes payable, capital lease obligations and other debt instruments	2007 - 2011	7 ¼% -	8¾%	10.2	10.6

*                    Represents fair value as of March 31, 2007 based on information provided by an independent investment banking firm.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.   The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act) as of March 31, 2007, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal controls.   There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during our first quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2003, OED filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana (the “Department”), the St. Landry Parish School Board and the City of Opelousas. OED seeks a judgment declaring that sales taxes are not due to the defendants on purchases made by OED and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. OED’s action is based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. The St. Landry Parish School Board and the City of Opelousas have questioned the application of the racing statutes to the construction and furnishing of the casino portion of the facility, thereby leading to the filing of this action. The Department has now taken the same position.

OED filed a motion for summary judgment, which was scheduled for hearing in July 2005. The defendants filed responses, generally arguing that the exemption under the racing statutes should not extend to the purchase of goods, materials and services which were unrelated to horse racing. Prior to the hearing, it was discovered by OED that OED’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that OED, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment so that OED could prepare and file a refund claim for the taxes paid by OED’s contractor and the contractor’s subcontractors.

In November and December 2005, OED filed refund claims totaling $0.6 million. OED has not recorded the refund claims due to uncertainty as to the outcome of the matter. Neither the Department nor the St. Landry Parish School Board ruled on OED’s refund claims within one year of filing those claims resulting in those claims being deemed denied under Louisiana law.  OED has formally appealed the denial of these refund claims.  The Department has not yet responded to the appeal.  St. Landry Parish has answered the appeal by generally denying OED’s right to recover the taxes.

In October 2006, the Department notified OED that additional taxes and interest totaling approximately $0.4 million were due for the period January 1, 2002 through December 31, 2004.  In November 2006, OED formally protested the additional proposed tax assessment with the Department; the protest was denied by the Department.  Accordingly, OED accrued and paid the additional taxes of approximately $0.4 million, but, in accordance with Louisiana law, these taxes were paid under protest.  In December 2006, and in accordance with Louisiana law, OED filed suit in East Baton Rouge Parish,

Louisiana against the Department for recovery of these taxes paid under protest.  The Department has answered this suit by generally denying OED’s right to recover the taxes paid under protest.  This litigation is in its early stages.  In addition, during 2006, the Company accrued an additional $1.1 million related to state sales taxes that the Company may be required to pay for the years 2005 and 2006 and for local parish and city taxes for the years 2002 through 2006.  Of the total sales tax amount recorded, approximately $0.7 million and $0.4 million was recorded in general and administrative expense and interest expense, respectively, in the condensed consolidated statement of operations for 2006. The remaining balance, totaling approximately $0.4 million, was capitalized in fixed assets.  OED also accrued another $0.2 million classified as general and administrative expense for the three months ended March 31, 2007 for ongoing operating purchases.  OED has accrued management’s best estimate of all sales taxes that would be required to be paid for non-racetrack facilities and ongoing operating purchases as of March 31, 2007.

In October 2005, OED filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. OED is pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup its track reconstruction costs and other related damages. The contractor has filed a counterclaim for unpaid billings. OED believes it is too early to predict the outcome of the arbitration and, accordingly, has not recorded any damage claim as an asset.  If the contractor obtains a favorable ruling in the arbitration, OED may be required to pay up to $1.6 million in unpaid construction retainage and bonuses, which amount has been accrued on the Company’s consolidated balance sheet as of March 31, 2007.

Other than as described above, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)          Exhibits

Exhibit Number	Description
10.1	Fourth Amendment to Employment Agreement of Jonathan Swain, dated January 10, 2007.

10.2	Port of Dubuque Public Parking Facility Development Agreement between the City of Dubuque, Iowa and Diamond Jo, LLC dated February 5, 2007.

31.1	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on May 15, 2007.

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