Form 10-Q
period 2007-09-30
PENINSULA GAMING CORP.; DIAMOND JO, LLC; Peninsula Gaming, LLC
filed 2007-11-13
CIK 1235662, 1095997, 1299109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

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

PENINSULA GAMING, LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$62,417	$56,921
Restricted cash—purse settlements	4,749	4,619
Accounts receivable, less allowance for doubtful accounts of $27 and $39, respectively	4,967	3,529
Inventories	965	706
Prepaid expenses and other assets	1,167	1,456
Total current assets	74,265	67,231

RESTRICTED CASH - WORTH PROJECT	—	12,981

PROPERTY AND EQUIPMENT, NET	182,452	164,754
OTHER ASSETS:
Deferred financing costs, net of amortization of $9,309 and $6,603, respectively	14,038	16,224
Goodwill	53,083	53,083
Licenses and other intangibles	36,897	35,521
Deposits and other assets	6,150	4,016
Total other assets	110,168	108,844
TOTAL	$366,885	$353,810

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$5,405	$5,383
Construction payable	4,856	5,531
Purse settlement payable	6,668	6,265
Accrued payroll and payroll taxes	4,961	4,575
Accrued interest	15,346	7,437
Other accrued expenses	11,078	9,026
Payable to affiliates	4,093	2,484
Current maturities of long-term debt and leases	7,903	8,645
Total current liabilities	60,310	49,346

LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	252,684	252,381
11% senior secured notes, net of discount	93,684	96,500
13% senior secured notes, net of discount	6,847	6,831
Term loan	—	667
Notes and leases payable, net of discount	2,989	3,544
Other accrued expenses	2,879	1,042
Total long-term liabilities	359,083	360,965
Total liabilities	419,393	410,311

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(61,508)	(65,501)
Total member’s deficit	(52,508)	(56,501)
TOTAL	$366,885	$353,810

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
REVENUES:
Casino	$58,590	$54,007	$168,774	$150,326
Racing	5,422	5,330	15,542	18,562
Video poker	1,123	1,045	3,317	2,667
Food and beverage	4,308	4,123	11,980	11,747
Other	3,206	3,013	8,505	7,846
Less promotional allowances	(5,090)	(4,720)	(15,230)	(13,074)
Total net revenues	67,559	62,798	192,888	178,074

EXPENSES:
Casino	24,090	21,493	70,737	63,322
Racing	4,511	4,716	12,784	15,685
Video poker	1,001	891	2,693	2,139
Food and beverage	3,300	3,106	9,369	8,892
Other	2,256	2,023	5,484	5,181
Selling, general and administrative	11,912	12,511	38,777	31,555
Depreciation and amortization	5,571	5,379	15,625	15,188
Pre-opening expense	22	86	264	960
Development expense	19	275	1,803	405
Affiliate management fees	1,483	1,233	4,056	3,267
Loss on disposal of assets	2,881	105	2,978	148
Total expenses	57,046	51,818	164,570	146,742

INCOME FROM OPERATIONS	10,513	10,980	28,318	31,332

OTHER INCOME (EXPENSE):
Interest income	533	216	1,832	532
Interest expense, net of amounts capitalized	(10,512)	(8,605)	(30,123)	(24,090)
Interest expense related to preferred member’s interest, redeemable	—	(90)	—	(270)
Total other expense	(9,979)	(8,479)	(28,291)	(23,828)

NET INCOME	$534	$2,501	$27	$7,504

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27	$7,504
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,625	15,188
Provision for doubtful accounts	49	122
Amortization of deferred financing costs and debt discount	3,101	2,666
Non-cash equity based and other compensation	9,491	5,602
Loss on disposal of assets	2,978	148
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(130)	79
Receivables	(1,487)	(3,270)
Inventories	(259)	(182)
Prepaid expenses and other assets	(1,693)	(1,065)
Accounts payable	1,035	92
Accrued expenses	11,540	10,189
Payable to affiliates	1,609	1,726
Net cash flows from operating activities	41,886	38,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance	(152)	(243)
Proceeds from (deposits to) restricted cash	12,981	(328)
Business acquisition and licensing costs	(1,378)	(1,405)
Construction project development costs	(28,400)	(16,863)
Purchase of property and equipment	(5,670)	(10,347)
Proceeds from sale of property and equipment	23	46
Net cash flows from investing activities	(22,596)	(29,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(455)	(64)
Principal payments on debt	(4,814)	(6,392)
Payments on senior credit facilities	(3,000)	(25,685)
Proceeds from senior credit facilities	—	17,285
Proceeds from senior secured notes	—	20,000
Member distributions	(5,525)	(1,765)
Net cash flows from financing activities	(13,794)	3,379

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,496	13,038

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,921	12,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,417	$25,816

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$18,668	$15,971

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property additions acquired, but not paid	$3,770	$3,788
Property and equipment purchased in exchange for indebtedness	3,471	4,786
Deferred financing costs incurred, but not paid	367	904

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company, is a holding company with no independent operations whose primary assets are cash and its equity interests in its wholly owned subsidiaries. PGL’s direct subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), which owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), which owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; (iii) Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”), and (iv) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).

DJWH is a holding company with no independent operations whose sole assets are its equity interests in its wholly owned subsidiaries. DJWH’s subsidiaries consist of: (i) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), which owns and operates the Diamond Jo Worth casino in Worth County, Iowa, which opened to the public in April 2006, and (ii) Diamond Jo Worth Corp., a Delaware limited liability company (“DJWC”) with no assets or operations.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Summary of Significant Accounting Policies

Revenue Recognition and Promotional Allowances— In accordance with industry practice, casino and video poker revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Racing revenues include EVD’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and EVD’s share of wagering from import and export simulcasting as well as EVD’s share of wagering from its off-track betting parlors. Food, beverage and other revenue is recognized as services are performed. Revenues exclude sales taxes.

Capitalized Interest— The Company capitalizes interest costs associated with debt incurred in connection with construction projects. When debt is incurred in connection with the development of construction projects, the Company capitalizes interest on amounts expended on the projects at each applicable subsidiaries’ average cost of borrowed money. Capitalization of interest ceases when the project is substantially complete. Amounts capitalized during the three months ended September 30, 2007 and the nine months ended September 30, 2007 and 2006 were $0.1 million, $0.7 million and $0.7 million, respectively. The amount capitalized during the three months ended September 30, 2006 was insignificant.

Equity Based Compensation— Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”) which requires that compensation expense under equity based awards be measured at fair value. As allowed under the provisions of SFAS No. 123R the Company has applied SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application of SFAS No. 123R using the accounting principles historically applied to those awards, the intrinsic value method. The Company did not have any new awards and there were no modifications, repurchases, or cancellations of awards issued prior to January 1, 2006 during the three and nine months ended September 30, 2007 and 2006. There were no payments to employees related to equity based awards during the three and nine months ended September 30, 2007 and 2006. As of September 30, 2007, there was approximately $7.3 million of compensation expense related to nonvested awards which has not been recognized in the consolidated statement of operations. Based on the intrinsic value at September 30, 2007, approximately $3.9 million of the unrecognized value of awards is scheduled to vest over the next twelve months unless vested earlier pursuant to the terms of the awards. The remaining $3.4 million is scheduled to vest upon a change in control of the Company. See note 7 for more information regarding the terms of outstanding equity awards.

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

Development expense— During the nine months ended September 30, 2007, DJL expensed $1.4 million as development expense associated with its obligations under the Offer to Purchase Real Estate, Acceptance and Lease dated September 27, 2006 (“Historical Society Agreement”) between DJL and the Dubuque County Historical Society (“Historical Society”) and $0.3 million of other development expenses associated with the proposed casino development project. See note 6 for further discussion of the Historical Society Agreement.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the fair value of equity based compensation and an embedded derivative, the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets, the estimated liability for the EVD sales tax contingency and the estimated liability for slot club awards.

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

Concentrations of Risk— The Company’s customer base is concentrated in southern Minnesota, north central and eastern Iowa and southwest Louisiana.

The Company maintains deposit accounts at three banks. At various times during the periods reported, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation. Credit risk is managed by monitoring the credit quality of the banks.

Reclassifications— Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications did not have any effect on the Company’s financial position, operating income, and net income in the three and nine months ended September 30, 2006. In the statement of cash flows for the nine months ended September 30, 2007, the Company classified changes in restricted cash balances related to operating purse settlements as an operating activity. The Company previously presented such changes as an investing activity. In the statement of cash flows for the nine months ended September 30, 2006, the Company reclassified changes in restricted cash balances related to operating purse settlements of $0.1 million from investing to operating to be consistent with the 2007 presentation. In the statement of cash flows for the nine months ended September 30, 2007, the Company classified changes in the cash value of certain life insurance policies as an investing activity. The Company previously presented such changes as an operating activity. In the statement of cash flows for the nine months ended September 30, 2006, the Company reclassified changes in the cash value of certain life insurance policies of $(0.2) million from operating to investing to be consistent with the 2007 presentation.

Recently Issued Accounting Standards— In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates, that among other things, a fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 is effective as of the beginning of the Company’s year ending December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on the Company’s financial statements.

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

3. Property and Equipment

Property and equipment is summarized as follows (in thousands):

	September 30, 2007	December 31, 2006
Land and land improvements	$18,114	$16,773
Buildings and improvements	137,047	114,823
Riverboat and improvements	8,385	8,410
Furniture, fixtures and equipment	71,209	56,721
Computer equipment	8,971	8,185
Vehicles	379	378
Construction in progress	7,598	13,360
Subtotal	251,703	218,650
Accumulated depreciation	(69,251)	(53,896)
Property and equipment, net	$182,452	$164,754

Depreciation and amortization expense for the three months ended September 30, 2007 and 2006 was $5.6 million and $5.4 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2007 and 2006 was $15.6 million and $15.2 million, respectively.

In connection with DJL’s proposed casino development, DJL began accelerating depreciation on long-lived assets with a net book value of approximately $4.5 million that either are expected to be contributed to the Historical Society or will not be utilized at its new casino facility. Accelerated depreciation on these assets began during the fourth quarter of 2006, and DJL will continue to depreciate the remaining net book value of those assets, less their estimated fair market value at the expected date of contribution or estimated net realizable value, through the period that DJL estimates commencing operations at the new facility. Depreciation expense for the three and nine months ended September 30, 2007 increased by approximately $0.2 million and $0.7 million, respectively, as a result of accelerated depreciation on these assets.

During the three months ended September 30, 2007, in an effort to reduce the overall design and construction costs of the project, EVD entered into discussions with a new contractor and architect to design, develop and construct an approximately 100 room hotel contiguous to EVD’s racino. Due to the entire redesign of the project, EVD wrote off as a loss on disposal of assets approximately $2.6 million of previously capitalized costs related primarily to initial architectural and design work that will not be utilized in the new project design.

4. Debt

Long-term debt consists of the following (in thousands):

	September 30, 2007	December 31, 2006
8 3/4% senior secured notes due April 15, 2012, net of discount of $2,316 and $2,619, respectively, secured by substantially all the assets of PGL, DJL and EVD and the equity of DJL and EVD	$252,684	$252,381

11% senior secured notes of DJW due April 15, 2012, net of discount of $436, secured by substantially all the assets of DJW and a pledge of equity of DJW and DJWC	96,064	96,500

13% senior secured notes of EVD due March 1, 2010 with contingent interest, net of discount of $63 and $79, respectively, secured by certain assets of EVD	6,847	6,831

$ 65,000 revolving line of credit under a loan and security agreement of DJL and EVD with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 0.25% (current rate of 8.0% at September 30, 2007), maturing June 16, 2008, secured by substantially all assets of DJL and EVD	—	—

$ 5,000 revolving line of credit under a loan and security agreement of DJW with a bank, interest rate at prime less a margin of 1.0% (current rate of 6.75% at September 30, 2007), maturing March 1, 2010, secured by substantially all the assets of DJW and guaranteed by the Company’s Chief Executive Officer	—	—

Term loan under a loan and security agreement of DJL and EVD with Wells Fargo Foothill, Inc., interest rate at prime plus 2.5% (current rate of 10.25% at September 30, 2007), due in equal monthly installments of $333, maturing June 16, 2008, secured by certain assets of DJL and EVD	1,667	4,667

Notes payable and capital lease obligations, net of discount of $174 and $234, respectively, interest rates ranging from 7 1/4% — 8 3/4%, due from 2007 — 2011	6,845	8,189
Total debt	364,107	368,568
Less current portion	(7,903)	(8,645)
Total long-term debt	$356,204	$359,923

During the third quarter 2007, certain conditions precedent to the effectiveness of all remaining provisions (including the increase in available borrowings under the revolver portion of the facility to $65.0 million and the ability to make additional capital expenditures in connection with the proposed casino project at DJL) of the fourth amendment to the Loan and Security Agreement among DJL, EVD and Wells Fargo Foothill, Inc., as agent (as amended, the “PGL Credit Facility”) were satisfied.

In July 2007, DJL, EVD and Wells Fargo Foothill, Inc., entered into a Consent to Loan and Security Agreement in which Wells Fargo Foothill, Inc. consented to capital expenditures by DJL, in addition to capital expenditures permitted by the original loan agreement and subsequent amendments, in an aggregate amount not to exceed $80.0 million for the DJL casino project.

On August 31, 2006, DJW entered into the First Supplemental Indenture to the Indenture dated as of July 19, 2005 (the “DJW First Supplemental Indenture”) which requires, among other things, DJW to offer to buy back a portion of DJW’s 11% senior secured notes due 2012 (“DJW Notes”) on a semi-annual basis, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein) at a premium of 7.5%. Such provision was determined to be an embedded derivative and was fair valued and separated from the DJW Notes at date of issuance since it was not clearly and closely related. As of September 30, 2007 and December 31, 2006, the fair value of the put option was approximately $1.5 million and $0.5 million, respectively. The fair value of the put option was determined to be the present value of the estimated premium payments through the maturity of the DJW Notes. The estimated premium payments were calculated using estimated future cash flows developed by the Company to estimate the portion of the DJW Notes that would be subject to the contingent put option, yields of comparable financial instruments, the remaining date to maturity of the DJW Notes, and, based on discussions with the holders of the notes as to whether the contingent put option would be elected by the noteholders. The fair value of the put option is revalued at the end of each reporting period with a corresponding charge (benefit) to interest expense. During the three month and nine month periods ended September 30, 2007, the Company expensed $0.7 million and $1.0 million, respectively, as interest expense related to the change in the fair value of the embedded derivative. In addition, DJW classified $2.4 million principal amount of DJW Notes as current related to the Excess Cash Flow Offer (as defined in the DJW First Supplemental Indenture) as of September 30, 2007.

As of September 30, 2007, the Company had no outstanding advances under the PGL Credit Facility. As of September 30, 2007, DJW had no outstanding advances under its $5.0 million senior secured credit facility (“DJW Credit Facility”). In addition, as of September 30, 2007, the Company had outstanding letters of credit under the PGL Credit Facility and the DJW Credit Facility of approximately $1.0 and $0.7 million, respectively, resulting in available borrowings thereunder of $64.0 and $4.3 million, respectively.

The Company’s 8 3/4% senior secured notes due 2012 (“Peninsula Gaming Notes”), the DJW Notes, the PGL Credit Facility and the DJW Credit Facility each contain various restrictive covenants, all with which the Company was in compliance as of September 30, 2007.

5.     Leasing Arrangements

The Company leases three of its OTB facilities and other equipment under noncancelable operating leases. The Company also leases certain gaming machines under cancelable leases. These cancelable leases require fixed monthly payments and certain leases require contingent monthly rental payments based on usage of the equipment. The leases expire on various dates through 2026. Rent expense was $1.8 million, $1.2 million, $4.9 million and $4.4 million during the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively.

Minimum rental payments and contingent rental payments for the three and nine months ended September 30, 2007 and 2006 are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Minimum rental payments	$361	$472	$1,110	$1,138
Contingent rental payments	1,415	754	3,740	3,305
Total	$1,776	$1,226	$4,850	$4,443

6.     Commitments and Contingencies

Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as sole manager of the Company and as members of PGP, respectively.

In October 2003, EVD filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana (the “Department”), the St. Landry Parish School Board and the City of Opelousas. EVD seeks a judgment declaring that sales taxes are not due to the defendants on purchases made by EVD and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. EVD’s action is based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. The St. Landry Parish School Board and the City of Opelousas have questioned the application of the racing statutes to the construction and furnishing of the casino portion of the facility, thereby leading to the filing of this action. The Department has now taken the same position as the St. Landry Parish School Board and the City of Opelousas.

EVD filed a motion for summary judgment, which was scheduled for hearing in July 2005. The defendants filed responses, generally arguing that the exemption under the racing statutes should not extend to the purchase of goods, materials and services which were unrelated to horse racing. Prior to the hearing, it was discovered by EVD that EVD’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that EVD, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment so that EVD could prepare and file a refund claim for the taxes paid by EVD’s contractor and the contractor’s subcontractors.

In November and December 2005, EVD filed refund claims totaling $0.6 million. EVD has not recorded the refund claims due to uncertainty as to the outcome of the matter. Neither the Department nor the St. Landry Parish School Board ruled on EVD’s refund claims within one year of filing those claims resulting in those claims being deemed denied under Louisiana law. EVD has formally appealed the denial of these refund claims. The Department has not yet responded to the appeal. St. Landry Parish has answered the appeal by generally denying EVD’s right to recover the taxes.

In October 2006, the Department notified EVD that additional taxes and interest totaling approximately $0.4 million were due for the period January 1, 2002 through December 31, 2004.  In November 2006, EVD formally protested the additional proposed tax assessment with the Department; the protest was denied by the Department. Accordingly, EVD accrued and subsequently paid the additional taxes of approximately $0.4 million, but these taxes were paid under protest. In December 2006, EVD filed suit in East Baton Rouge Parish, Louisiana against the Department for recovery of these taxes paid under protest. The Department has answered this suit by generally denying EVD’s right to recover the taxes paid under protest. This litigation is in its early stages. In addition, during 2006, the Company accrued an additional $1.1 million related to state sales taxes that the Company may be required to pay for the years 2005 and 2006 and for local parish and city taxes for the years 2002 through 2006. Of the total sales tax amount recorded, approximately $0.7 million and $0.4 million was recorded in general and administrative expense and interest expense, respectively, in the consolidated statement of operations for 2006. The remaining balance, totaling approximately $0.4 million, was capitalized in fixed assets. EVD also accrued another $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively, for ongoing operating purchases. EVD has accrued management’s best estimate of all sales taxes that would be required to be paid for non-racetrack facilities and ongoing operating purchases as of September 30, 2007.

In October 2005, EVD filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. EVD is pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup its track reconstruction costs and other related damages. The contractor has filed a counterclaim for unpaid billings. EVD believes it is too early to predict the outcome of the arbitration and, accordingly, has not recorded any damage claim as an asset. If the contractor obtains a favorable ruling in the arbitration, EVD may be required to pay up to $1.6 million in unpaid construction retainage and bonuses, which amount has been accrued on the Company’s consolidated balance sheet as of September 30, 2007.

Other than as described above, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On September 25, 2007, DJL entered into a bonded construction contract with Conlon Construction Company (“Conlon”) for the construction of the new casino in Dubuque, Iowa.  The construction contract is based on a cost plus fee arrangement and establishes a guaranteed maximum price of approximately $19.3 million for site preparation and certain preliminary construction costs for the project.  DJL has also entered into an agreement with Youngblood Wucherer Sparer Architects, Ltd. (“YWS”) pursuant to which YWS will serve as the casino architect for a fee of approximately $2.9 million.

In connection with obtaining its gaming license, DJW is required to pay under an executory agreement a license fee of $5.0 million due in five annual installments of $1.0 million. DJW paid the first three $1.0 million installments in June 2005, May 2006 and May 2007, respectively, with the remaining installments due each May thereafter through 2009. Also, DJW is required to pay the Worth County Development Authority (“WCDA”), its qualified sponsoring organization who holds the joint gaming license with DJW, 5.76% of the casino’s adjusted gross receipts on an ongoing basis. For the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, DJW expensed $1.2 million,

$1.0 million, $3.2 million and $1.9 million, respectively, related to this agreement. The agreement expires on March 31, 2015 but is subject to automatic three year renewal periods.

Dubuque Racing Association, Ltd. (the “DRA”) holds a joint license with DJL to conduct gambling games under Iowa statutes. The DRA owns Dubuque Greyhound Park (“DGP”), a traditional greyhound racetrack with 1,000 slot machines, 20 table games and amenities including a gift shop, restaurant and clubhouse. During 2005, DJL entered into an amendment to its operating agreement under the joint gambling license (the “Amended Operating Agreement”) with the DRA. The Amended Operating Agreement provides for, among other things, that beginning on February 17, 2006, the day that DGP began operating video poker machines, and continuing until August 30, 2006, DRA shall pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions. On August 31, 2006, a gambling operation commenced business within 125 miles of Dubuque, Iowa. As such, in accordance with the Amended Operating Agreement, DJL’s adjusted gross receipts must first be reduced by 7% prior to calculating the reduction in adjusted gross receipts on which the $0.33 calculation is based. Pursuant to the Amended Operating Agreement, the DRA shall continue to pay DJL $.33 for each $1.00 reduction until the earlier of December 31, 2008 or when DJL opens its new gaming facility. During the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, DJL recorded other revenue of approximately $0.4 million, $0.5 million, $1.4 million and $1.2 million, respectively, related to this agreement. As of September 30, 2007, DJL has $2.4 million recorded as a long-term receivable included in deposits and other assets on the Company’s consolidated balance sheet related to this agreement.

DJL will continue to pay to DRA the sum of $.50 for each patron admitted on the boat through 2008. During the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 such payments were $0.1 million, $0.1 million, $0.3 million and $0.3 million, respectively. Commencing January 1, 2009, DJL shall pay to DRA 3% of DJL’s adjusted gross receipts. If however, DJL elects to move its operations to a barge facility, upon commencement of operations as a barge facility, DJL will be required to pay to DRA 4.5% of DJL’s adjusted gross receipts.

DJL entered into the Historical Society Agreement in connection with the proposed development of a new casino. The Historical Society Agreement provides for, among other things, (i) a charitable contribution to the Historical Society of $1.0 million payable in equal annual installments of $0.1 million for 10 years commencing one year after the closing of the transactions contemplated by the Historical Society Agreement and (ii) the purchase by DJL of 2.4 acres of real property (the “Expansion Tract”), for a purchase price not to exceed $2.0 million, to facilitate DJL’s building of a new moored barge facility to expand its existing casino operations. In addition, if the purchase price payable for the Expansion Tract is less than $2.0 million, DJL agreed to make a charitable contribution following the closing of the transactions contemplated by the Historical Society Agreement of the difference between the price paid for the Expansion Tract and $2.0 million. Closing of the Expansion Tract was contingent upon (i) regulatory approval and (ii) satisfactory completion of DJL’s due diligence relating to its purchase of the Expansion Tract. As all contingencies were satisfied as of March 31, 2007, a contribution expense of $1.4 million was recorded in the first quarter of 2007 as development expense at DJL related to (i) the present value of the $1.0 million contribution payable over 10 annual installments and (ii) the difference between $2.0 million and the purchase price of the Expansion Tract of $1.2 million. DJL closed on the purchase of the Expansion Tract in June 2007.

The Historical Society Agreement provides for the Historical Society to lease DJL’s existing dockside pavilion for 99 years at $1 per year and for DJL to transfer all of its rights, title and interest in the existing Diamond Jo vessel to the Historical Society at the Historical Society’s option. As the lease and the transfer of the vessel are conditioned upon DJL commencing operation of its new moored barge facility, no contribution expense will be recorded until such contingency is satisfied. The estimated value of the contingent contribution is $6.3 million.

7.     Related Party Transactions

During the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, the Company recorded member distributions of $1.2 million, $0.5 million, $5.5 million and $1.8 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members and (iii) tax, accounting, legal and administrative costs and expenses related to PGP.

During the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, the Company expensed $0.1 million, $0.1 million, $0.3 million and $0.2 million, respectively, as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL. In December 2006 and subsequently, PGP assumed PGL’s liability for such amounts which were recorded as a member contribution.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and other non-recurring charges, EVD expensed $0.2 million, $0.2 million, $0.7 million and $0.7 million in affiliate management fees payable to OEDA during the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively.

In accordance with a management services agreement between DJW and PGP, DJW expensed management fees of $0.7 million, $0.5 million, $1.7 million and $1.2 million during the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively, related to this agreement.

EVD and PGP are parties to separate consulting agreements with a board member of PGP. Under the consulting agreements, EVD and DJW must each pay the board member a fee equal to 2.5% of EVD’s and DJW’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004 and April 1, 2006, respectively. Under the consulting agreements, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. EVD expensed $0.3 million, $0.2 million, $0.8 million and $0.8 million of affiliate management fees during the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively, related to its consulting agreement. DJW expensed $0.2 million, $0.2 million, $0.6 million and $0.4 million of affiliate management fees for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively, related to this agreement.

At a meeting of the board of managers of PGP held on February 25, 2005, PGP approved grants of profits interests under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) to two executive officers of PGL aggregating 2.50% of the outstanding membership units of PGP on a fully diluted basis. In addition, at a meeting of the board of managers of PGP held on September 12, 2005, PGP approved additional grants under the IUP to the executive officers of PGL aggregating 5% of the outstanding membership units of PGP on a fully diluted basis. The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions. The profits interests awarded under the IUP entitle the holders thereof to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant) and distributions on liquidation (but only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant). Upon any termination of their employment, the respective executive officers are entitled, at their option, to cause the Company to redeem all such vested profits interests granted to them for cash at their fair market value at the time of termination of employment. Quarterly, the Company estimates the fair value of the incentive units and compares that value to the value of the incentive units at the date of grant. Any appreciation in the value of the incentive units is expensed based on the percentage of the grant vested. The Company expensed $1.9 million, $2.2 million, $9.2 million and $5.4 million during the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively, with respect to these incentive units. In December 2006 and subsequently, PGP assumed PGL’s liability under these agreements which were recorded as a member contribution.

8.     Segment Information

The Company is organized around geographical areas and operates three reportable segments: (1) Diamond Jo Dubuque operations, which comprise the Diamond Jo casino operations in Dubuque, Iowa, (2) Diamond Jo Worth operations, which comprise the Diamond Jo Worth casino operations in Worth County, Iowa, and (3) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by EVD in Louisiana.

The accounting policies for each segment are the same as those described in note 2 above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Net Revenues Three Months Ended September 30,		Net Revenues Nine Months Ended September 30,
	2007	2006	2007	2006
Diamond Jo Dubuque	$10,951	$11,342	$31,314	$34,470
Diamond Jo Worth	22,667	18,539	59,623	38,217
Evangeline Downs	33,941	32,917	101,951	105,387
Total	$67,559	$62,798	$192,888	$178,074

	Segment Operating Earnings Three Months Ended September 30, (1)		Segment Operating Earnings Nine Months Ended September 30, (1)
	2007	2006	2007	2006
General corporate	$(2,989)	$(2,737)	$(12,127)	$(6,900)
Diamond Jo Dubuque	3,910	4,291	10,194	11,723
Diamond Jo Worth	9,641	8,182	24,353	15,925
Evangeline Downs	9,927	8,322	30,624	30,552
Total Segment Operating Earnings (1)	20,489	18,058	53,044	51,300
General corporate:
Depreciation and amortization	(11)	(3)	(33)	(3)
Affiliate management fees	(93)	(87)	(284)	(227)
Interest income	246	—	755	—
Diamond Jo Dubuque:
Depreciation and amortization	(1,162)	(981)	(3,549)	(2,950)
Development expense	(19)	(198)	(1,735)	(252)
Pre-opening expense	(21)	—	(44)	—
Loss on disposal of assets	(7)	(42)	(83)	(16)
Interest expense, net	(2,512)	(2,331)	(7,585)	(7,031)
Diamond Jo Worth:
Depreciation and amortization	(2,155)	(1,199)	(5,159)	(2,295)
Development expense	—	—	—	(44)
Pre-opening expense	—	(86)	(195)	(941)
Affiliate management fees	(922)	(750)	(2,337)	(1,594)
Loss on disposal of assets	(285)	—	(285)	(75)
Interest expense, net	(3,575)	(1,307)	(9,020)	(2,896)
Evangeline Downs:
Depreciation and amortization	(2,243)	(3,196)	(6,884)	(9,940)
Development expense	—	(77)	(68)	(109)
Pre-opening expense	(1)	—	(25)	(19)
Affiliate management fees	(468)	(396)	(1,435)	(1,446)
Loss on disposal of assets	(2,589)	(63)	(2,610)	(57)
Interest expense, net	(4,138)	(4,841)	(12,441)	(13,901)
Net income	$534	$2,501	$27	$7,504

(1)            Segment operating earnings is defined as net income plus depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, and interest expense (net).

	Total Assets
	September 30, 2007	December 31, 2006

General corporate	$17,291	$21,433
Diamond Jo Dubuque	93,978	88,896
Diamond Jo Worth	96,255	87,351
Evangeline Downs	159,361	156,130
Total	$366,885	$353,810

	Cash Expenditures for Additions to Long-Lived Assets
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

General corporate	$4	$118
Diamond Jo Dubuque	5,518	1,466
Diamond Jo Worth	23,764	21,392
Evangeline Downs	6,162	5,639
Total	$35,448	$28,615

9.     Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, short-term receivables, and payables approximate their recorded amounts due to the short-term nature of the instruments. The fair value and recorded amounts for the Company’s long-term receivable and debt instruments at September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30, 2007		December 31, 2006
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Long-term DRA receivable	$2,354	$2,354	$1,193	$1,193
8 3/4% senior secured notes	255,000	252,684	252,450	252,381
11% senior secured notes (and related put option in 2006)	96,500	96,064	95,535	96,500
13% senior secured notes	6,910	6,847	6,910	6,831
Term loan	1,667	1,667	4,667	4,667
Notes payable, capital lease obligations and other debt instruments	8,569	8,395	8,423	8,189

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

10.  Subsequent Events

On October 1, 2007, DJL entered into the Amended and Restated Port of Dubuque Public Parking Facility Development Agreement (“Development Agreement”) with the City of Dubuque, Iowa (“City”) regarding, among other things, the design, development, construction and financing of a public parking facility to be located adjacent to DJL’s proposed casino development. The total development cost of the parking facility is estimated to be approximately $23 million. In October, 2007, the City entered into a guaranteed maximum price contract with a third party to construct the parking facility. Under the terms of the Development Agreement, the parking facility will be completed in phases with a required completion date of the first phase, consisting of the first three levels of the north section of the facility, of November 20, 2008 and the required completion date for the second phase, consisting of the fourth level of the north section and all of the south section, of January 16, 2009. The parking facility, which will be owned by the City, will provide approximately 1,130 free parking spaces to the general public and was financed by the City with the issuance of approximately $23 million principal amount of 7.5 % Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”). On October 1, 2007, DJL entered into a Minimum Assessment Agreement (the “Minimum Assessment Agreement”) with the City and the City Assessor of the City of Dubuque, Iowa, pursuant to which DJL and the City agreed to a minimum actual taxable value of certain real estate and planned improvements thereon of $57.9 million relating to DJL’s proposed casino development  (the “Minimum Actual Value”). The Minimum Actual Value will be in effect upon the earlier of substantial completion of the proposed casino construction or January 1, 2009. DJL has agreed to pay to the City property taxes with respect to the development property based upon the actual fair value of the property but not less than the Minimum Actual Value. Scheduled payments of principal and interest on the City Bonds will be funded through DJL’s payment obligations under the Minimum Assessment Agreement. The Company has guaranteed DJL’s obligations under the Minimum Assessment Agreement. The Development Agreement also calls for (i) a minimum initial payment of $6.4 million to the City to be used toward the cost of designing and constructing the public parking facility, (ii) the payment by DJL for the reasonable and necessary actual operating costs incurred by the City for the operation, security, repair and maintenance of the public parking facility and (iii) the payment by DJL to the City of $80 per parking space in the public parking facility per year which funds will be used by the City for capital expenditures necessary to maintain the public parking facility. As a result of the Minimum Assessment Agreement, the Company will record a $23 million obligation and related asset (restricted cash and construction in progress) in the fourth quarter of 2007 for the Development Agreement. They Company had paid approximately $0.9 million of the minimum initial payment of $6.4 million to the City as of September 30, 2007 and paid the remaining $5.5 million in October 2007. The amount paid as of September 30, 2007 is recorded in deposits and other assets as certain contingencies associated with the Development Agreement had not been met as of September 30, 2007. As such, the City was leagally obligated to reimburse DJL for these amounts if those contingencies were not met. As all significant contingencies associated with the Development Agreement were met subsequent to September 30, 2007, the deposit amount was reclassified as property and equipment during the fourth quarter 2007.

On October 16, 2007, DJW entered into the Third Supplemental Indenture to the Indenture dated as of July 19, 2005 which permitted, among other things, the issuance by DJW on October 16, 2007 of an additional $23.0 million principal amount of DJW Notes at a purchase price of 98.5% of the principal amount thereof, the proceeds of which were used toward the purchase of the City Bonds. DJW also amended the DJW Credit Facility to permit the issuance of the additional DJW Notes.

DJW owns and operates a waste water treatment facility which is located in close proximity to DJW’s casino and provides the casino and local businesses with potable water and sanitary service. In October 2007, DJW received an offer to purchase the waste water treatment facility from a third party. The net book value of the assets expected to be sold as of September 30, 2007 was approximately $2.7 million. The Company is still negotiating, among other things, the purchase price of the assets. Subject to final negotiations and due diligence procedures, the sale of the assets comprising the waste water treatment facility is expected to be completed within the next twelve months. Management does not believe that any impairment of the waste water treatment facility assets exists as of September 30, 2007.

11.       Consolidating Financial Statements

The Company, DJL and PGC (which has no assets or operations) are co-issuers of the Peninsula Gaming Notes of which $233 million were registered with the U.S. Securities and Exchange Commission. EVD is a guarantor of the Peninsula Gaming Notes, and the equity of DJL and EVD is pledged as collateral securing obligations under the Peninsula Gaming Notes. In July 2005, in connection with the offering of the DJW Notes, DJW was designated as an “unrestricted subsidiary” under the indenture governing the Peninsula Gaming Notes and the liens on the assets and equity of DJW under the Peninsula Gaming Notes were released. Consolidating financial information of the co-issuers, the guarantor and the non-guarantor is presented on the following pages.

CONSOLIDATING BALANCE SHEETS

(in thousands)

	At September 30, 2007
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,713	$12,789	$15,631	$17,284		$62,417
Restricted cash-purse settlements			4,749			4,749
Accounts receivable, net	1	37	4,537	392		4,967
Receivables from affiliates	9	1,104		16	$(1,129)
Inventories		225	377	363		965
Prepaid expenses and other assets	40	298	540	289		1,167
Total current assets	16,763	14,453	25,834	18,344	(1,129)	74,265
PROPERTY AND EQUIPMENT, NET	90	18,064	93,926	70,372		182,452
OTHER ASSETS:
Investment in subsidiaries	(68,412)				68,412
Deferred financing costs, net		4,033	5,520	4,485		14,038
Goodwill		53,083				53,083
Licenses and other intangibles			33,876	3,021		36,897
Deposits and other assets	447	5,449	205	49		6,150
Total other assets	(67,965)	62,565	39,601	7,555	68,412	110,168
TOTAL	$(51,112)	$95,082	$159,361	$96,271	$67,283	$366,885

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7	$501	$4,462	$435		$5,405
Construction payable		2,593	1,665	598		4,856
Purse settlement payable			6,668			6,668
Accrued payroll and payroll taxes	1,278	1,045	1,663	975		4,961
Accrued interest		4,176	6,305	4,865		15,346
Other accrued expenses	111	2,014	6,640	2,313		11,078
Payable to affiliates			2,479	2,743	$(1,129)	4,093
Current maturities of long-term debt and leases		126	2,356	5,421		7,903
Total current liabilities	1,396	10,455	32,238	17,350	(1,129)	60,310
LONG-TERM LIABILITIES
8 3/4% senior secured notes, net of discount		101,629	151,055			252,684
11% senior secured notes, net of discount				93,684		93,684
13% senior secured notes, net of discount			6,847			6,847
Notes and leases payable, net of discount		15	1,722	1,252		2,989
Other accrued expenses		658		2,221		2,879
Total long-term liabilities		102,302	159,624	97,157		359,083
Total liabilities	1,396	112,757	191,862	114,507	(1,129)	419,393

MEMBER’S DEFICIT	(52,508)	(17,675)	(32,501)	(18,236)	68,412	(52,508)
TOTAL	$(51,112)	$95,082	$159,361	$96,271	$67,283	$366,885

	At December 31, 2006
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
	PGL	DJL	EVD	DJW	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,999	$13,069	$8,889	$13,964		$56,921
Restricted cash-purse settlements			4,619			4,619
Accounts receivable, net		79	2,885	565		3,529
Receivables from affiliates		1,446			$(1,446)
Inventories		155	312	239		706
Prepaid expenses and other assets	18	400	755	283		1,456
Total current assets	21,017	15,149	17,460	15,051	(1,446)	67,231
RESTRICTED CASH — WORTH PROJECT				12,981		12,981
PROPERTY AND EQUIPMENT, NET	119	14,063	98,474	52,098		164,754
OTHER ASSETS:
Investment in subsidiaries	(76,896)				76,896
Deferred financing costs, net		4,588	6,502	5,134		16,224
Goodwill		53,083				53,083
Licenses and other intangibles			33,498	2,023		35,521
Deposits and other assets	297	3,459	196	64		4,016
Total other assets	(76,599)	61,130	40,196	7,221	76,896	108,844
TOTAL	$(55,463)	$90,342	$156,130	$87,351	$75,450	$353,810

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$19	$783	$4,039	$542		$5,383
Construction payable		307	2,118	3,106		5,531
Purse settlement payable			6,265			6,265
Accrued payroll and payroll taxes	999	1,159	1,537	880		4,575
Accrued interest		1,915	3,310	2,212		7,437
Other accrued expenses	20	1,936	5,337	1,733		9,026
Payable to affiliates			2,022	1,908	$(1,446)	2,484
Current maturities of long-term debt and leases		1,124	5,728	1,793		8,645
Total current liabilities	1,038	7,224	30,356	12,174	(1,446)	49,346
LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount		101,507	150,874			252,381
11% senior secured notes, net of discount				96,500		96,500
13% senior secured notes, net of discount			6,831			6,831
Term loan			667			667
Notes and leases payable, net of discount		38	1,735	1,771		3,544
Other accrued expenses		150		892		1,042
Total long-term liabilities		101,695	160,107	99,163		360,965
Total liabilities	1,038	108,919	190,463	111,337	(1,446)	410,311

MEMBER’S DEFICIT	(56,501)	(18,577)	(34,333)	(23,986)	76,896	(56,501)
TOTAL	$(55,463)	$90,342	$156,130	$87,351	$75,450	$353,810

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2007
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$11,040	$26,778	$20,772		$58,590
Racing			5,422			5,422
Video poker			1,123			1,123
Food and beverage		649	2,700	959		4,308
Affiliate management fee income		664			$(664)
Other		491	345	2,370		3,206
Less promotional allowances		(1,229)	(2,427)	(1,434)		(5,090)
Total net revenues		11,615	33,941	22,667	(664)	67,559

EXPENSES:
Casino		4,446	12,720	6,924		24,090
Racing			4,511			4,511
Video poker			1,001			1,001
Food and beverage		593	1,963	744		3,300
Other		68	67	2,121		2,256
Selling, general and administrative	$821	1,934	3,752	3,237	2,168	11,912
Depreciation and amortization	11	1,162	2,243	2,155		5,571
Pre-opening expense		21	1			22
Development expense		19				19
Affiliate management fees	93		1,132	922	(664)	1,483
Loss on disposal of assets		7	2,589	285		2,881
Corporate expense allocation		719	730	719	(2,168)
Total expenses	925	8,969	30,709	17,107	(664)	57,046

(LOSS) INCOME FROM OPERATIONS	(925)	2,646	3,232	5,560		10,513

OTHER INCOME (EXPENSE):
Interest income	246	57	98	132		533
Interest expense, net of amounts capitalized		(2,569)	(4,236)	(3,707)		(10,512)
Income from equity investment in subsidiaries	1,213				(1,213)
Total other expense	1,459	(2,512)	(4,138)	(3,575)	(1,213)	(9,979)
NET INCOME (LOSS)	$534	$134	$(906)	$1,985	$(1,213)	$534

	Three Months Ended September 30, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$11,333	$25,736	$16,938		$54,007
Racing			5,330			5,330
Video poker			1,045			1,045
Food and beverage		678	2,860	585		4,123
Management fee income		584			$(584)
Other		564	304	2,145		3,013
Less promotional allowances		(1,233)	(2,358)	(1,129)		(4,720)
Total net revenues		11,926	32,917	18,539	(584)	62,798

EXPENSES:
Casino		4,391	11,787	5,315		21,493
Racing			4,716			4,716
Video poker			891			891
Food and beverage		620	1,939	547		3,106
Other		7	78	1,938		2,023
Selling, general and administrative	$750	2,033	5,185	2,556	1,987	12,511
Depreciation and amortization	3	981	3,196	1,199		5,379
Pre-opening expense				86		86
Development expense		198	77			275
Affiliate management fees	87		980	750	(584)	1,233
Loss on disposal of assets		42	63			105
Corporate expense allocation		737	625	625	(1,987)
Total expenses	840	9,009	29,537	13,016	(584)	51,818

(LOSS) INCOME FROM OPERATIONS	(840)	2,917	3,380	5,523		10,980

OTHER INCOME (EXPENSE):
Interest income		13	27	176		216
Interest expense, net of amounts capitalized		(2,254)	(4,868)	(1,483)		(8,605)
Interest expense related to preferred member’s interest, redeemable		(90)				(90)
Income from equity investment in subsidiaries	3,341				(3,341)
Total other expense	3,341	(2,331)	(4,841)	(1,307)	(3,341)	(8,479)
NET INCOME (LOSS)	$2,501	$586	$(1,461)	$4,216	$(3,341)	$2,501

	Nine Months Ended September 30, 2007
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$31,305	$81,679	$55,790		$168,774
Racing			15,542			15,542
Video poker			3,317			3,317
Food and beverage		1,859	7,853	2,268		11,980
Affiliate management fee income		2,009			$(2,009)
Other		1,743	1,158	5,604		8,505
Less promotional allowances		(3,593)	(7,598)	(4,039)		(15,230)
Total net revenues		33,323	101,951	59,623	(2,009)	192,888

EXPENSES:
Casino		13,439	38,107	19,191		70,737
Racing			12,784			12,784
Video poker			2,693			2,693
Food and beverage		1,788	5,691	1,890		9,369
Other		183	210	5,091		5,484
Selling, general and administrative	$3,450	5,710	11,842	9,098	8,677	38,777
Depreciation and amortization	33	3,549	6,884	5,159		15,625
Pre-opening expense		44	25	195		264
Development expense		1,735	68			1,803
Affiliate management fees	284		3,444	2,337	(2,009)	4,056
Loss on disposal of assets		83	2,610	285		2,978
Corporate expense allocation		2,976	2,856	2,845	(8,677)
Total expenses	3,767	29,507	87,214	46,091	(2,009)	164,570

(LOSS) INCOME FROM OPERATIONS	(3,767)	3,816	14,737	13,532		28,318

OTHER INCOME (EXPENSE):
Interest income	755	266	249	562		1,832
Interest expense, net of amounts capitalized		(7,851)	(12,690)	(9,582)		(30,123)
Income from equity investment in subsidiaries	3,039				(3,039)
Total other expense	3,794	(7,585)	(12,441)	(9,020)	(3,039)	(28,291)
NET INCOME (LOSS)	$27	$(3,769)	$2,296	$4,512	$(3,039)	$27

	Nine Months Ended September 30, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$34,681	$81,874	$33,771		$150,326
Racing			18,562			18,562
Video poker			2,667			2,667
Food and beverage		2,003	8,448	1,296		11,747
Management fee income		2,039			$(2,039)
Other		1,490	1,013	5,343		7,846
Less promotional allowances		(3,704)	(7,177)	(2,193)		(13,074)
Total net revenues		36,509	105,387	38,217	(2,039)	178,074

EXPENSES:
Casino		14,379	38,319	10,624		63,322
Racing			15,685			15,685
Video poker			2,139			2,139
Food and beverage		1,852	5,832	1,208		8,892
Other		23	224	4,934		5,181
Selling, general and administrative	$1,906	6,495	12,635	5,524	4,995	31,555
Depreciation and amortization	3	2,950	9,940	2,295		15,188
Pre-opening expense			19	941		960
Development expense		252	109	44		405
Affiliate management fees	227		3,485	1,594	(2,039)	3,267
Loss on disposal of assets		16	57	75		148
Corporate expense allocation		1,855	1,570	1,570	(4,995)
Total expenses	2,136	27,822	90,014	28,809	(2,039)	146,742

(LOSS) INCOME FROM OPERATIONS	(2,136)	8,687	15,373	9,408		31,332

OTHER INCOME (EXPENSE):
Interest income		39	94	399		532
Interest expense, net of amounts capitalized		(6,800)	(13,995)	(3,295)		(24,090)
Interest expense related to preferred member’s interest, redeemable		(270)				(270)
Income from equity investment in subsidiaries	9,640				(9,640)
Total other expense	9,640	(7,031)	(13,901)	(2,896)	(9,640)	(23,828)
NET INCOME	$7,504	$1,656	$1,472	$6,512	$(9,640)	$7,504

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2007
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27	$(3,769)	$2,296	$4,512	$(3,039)	$27
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	33	3,549	6,884	5,159		15,625
Provision for doubtful accounts		49				49
Amortization of deferred financing costs and debt discount		955	1,330	816		3,101
Non-cash equity based and other compensation	9,491					9,491
Corporate expense allocation	(8,677)	2,976	2,856	2,845
Loss on disposal of assets		83	2,610	285		2,978
Income from equity investment in subsidiaries	(3,039)				3,039
Changes in operating assets and liabilities:
Restricted cash — purse settlements			(130)			(130)
Receivables	(1)	(7)	(1,652)	173		(1,487)
Receivables from affiliates	(9)	342			(333)
Payables to affiliates			457	819	333	1,609
Inventories		(70)	(65)	(124)		(259)
Prepaid expenses and other assets	(20)	(1,888)	206	9		(1,693)
Accounts payable	(12)	(168)	1,233	(18)		1,035
Accrued expenses	370	2,690	4,372	4,108		11,540
Net cash flows from operating activities	(1,837)	4,742	20,397	18,584		41,886
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance	(152)					(152)
Proceeds from restricted cash				12,981		12,981
Business acquisition and licensing costs			(378)	(1,000)		(1,378)
Construction project development costs		(4,689)	(2,562)	(21,149)		(28,400)
Purchase of property and equipment	(4)	(829)	(3,222)	(1,615)		(5,670)
Proceeds from sale of property and equipment		23				23
Net cash flows from investing activities	(156)	(5,495)	(6,162)	(10,783)		(22,596)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(212)	(121)	(122)		(455)
Principal payments on debt		(1,010)	(4,052)	(2,752)		(7,814)
Member contributions (distributions)	(2,293)	1,695	(3,320)	(1,607)		(5,525)
Net cash flows from financing activities	(2,293)	473	(7,493)	(4,481)		(13,794)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,286)	(280)	6,742	3,320		5,496
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,999	13,069	8,889	13,964		56,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,713	$12,789	$15,631	$17,284	$—	$62,417

	Nine Months Ended September 30, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,504	$1,656	$1,472	$6,512	$(9,640)	$7,504
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3	2,950	9,940	2,295		15,188
Provision for doubtful accounts		122				122
Amortization of deferred financing costs and bond discount		879	1,315	472		2,666
Non-cash equity based and other compensation	5,602					5,602
Loss on disposal of assets		16	57	75		148
Income from equity investment in subsidiaries	(9,640)				9,640
Corporate expense allocation	(4,995)	1,855	1,570	1,570
Changes in operating assets and liabilities:
Restricted cash — purse settlements			79			79
Receivables	(2)	(1,041)	(2,139)	(88)		(3,270)
Intercompany receivables		4,988	(25)		(4,963)
Intercompany payables		25	(5,147)	159	4,963
Inventories		(22)	(68)	(92)		(182)
Prepaid expenses and other assets	(15)	(918)	85	(217)		(1,065)
Accounts payable	(12)	(160)	(61)	325		92
Accrued expenses	134	1,733	3,956	4,366		10,189
Payable to affiliate			383	1,343		1,726
Net cash flows from operating activities	(1,421)	12,083	11,417	16,720		38,799
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance	(243)					(243)
Proceeds from restricted cash, net				(328)		(328)
Business acquisition and licensing costs			(380)	(1,025)		(1,405)
Construction project development costs				(16,863)		(16,863)
Purchase of property and equipment	(118)	(1,466)	(5,259)	(3,504)		(10,347)
Proceeds from sale of property and equipment		25	21			46
Net cash flows from investing activities	(361)	(1,441)	(5,618)	(21,720)		(29,140)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs				(64)		(64)
Principal payments on debt		(987)	(4,036)	(1,369)		(6,392)
Proceeds from senior secured notes				20,000		20,000
Proceeds from senior credit facilities		4,600	11,300	1,385		17,285
Payments on senior credit facilities		(11,300)	(13,000)	(1,385)		(25,685)
Member contributions (distributions)	1,778	(1,948)	(1,419)	(176)		(1,765)
Net cash flows from financing activities	1,778	(9,635)	(7,155)	18,391		3,379
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4)	1,007	(1,356)	13,391		13,038
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(52)	3,253	9,011	566		12,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(56)	$4,260	$7,655	$13,957	$—	$25,816

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

•                  the failure to complete our construction projects on time and within budget;

•                  potential exposure to environmental liabilities, changes or developments in the laws, regulations or taxes in the gaming or horse racing industry or a decline in the public acceptance of gaming or horse racing and other unforeseen difficulties associated with a new venture;

•                  adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of DJL, EVD and DJW; and

•                  other factors discussed in our other filings with the SEC.

Overview

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 777 slot machines and 17 table games, (ii) the Evangeline Downs racino in Opelousas, Louisiana with 1,627 slot machines and a one-mile dirt horse racetrack and four OTBs located throughout south central Louisiana and (iii) the Diamond Jo Worth casino in Worth County, Iowa with 902 slot machines, 25 table games and 7 poker tables.

Results of Operations

Our results of operations discussed below include the consolidated results of operations of the Company, DJL, EVD and DJW for the three and nine months ended September 30, 2007 and 2006.

Statement of Operations Data

INCOME (LOSS) FROM OPERATIONS:

	Three Months Ended September 30,
(in thousands)	2007	2006
General corporate	$(3,093)	$(2,827)
Diamond Jo	2,701	3,070
Evangeline Downs	4,626	4,589
Diamond Jo Worth	6,279	6,148
Income from operations	$10,513	$10,980

	Diamond Jo Three Months Ended September 30,		Evangeline Downs Three Months Ended September 30,		Diamond Jo Worth Three Months Ended September 30,
(in thousands)	2007	2006	2007	2006	2007	2006
REVENUES:
Casino	$11,040	$11,333	$26,778	$25,736	$20,772	$16,938
Racing			5,422	5,330
Video poker			1,123	1,045
Food and beverage	649	678	2,700	2,860	959	585
Other	491	564	345	304	2,370	2,145
Less promotional allowances	(1,229)	(1,233)	(2,427)	(2,358)	(1,434)	(1,129)
Net revenues	10,951	11,342	33,941	32,917	22,667	18,539
EXPENSES:
Casino	4,446	4,391	12,720	11,787	6,924	5,315
Racing			4,511	4,716
Video poker			1,001	891
Food and beverage	593	620	1,963	1,939	744	547
Other	68	7	67	78	2,121	1,938
Selling, general and administrative	1,934	2,033	3,752	5,185	3,237	2,556
Depreciation and amortization	1,162	981	2,243	3,196	2,155	1,199
Pre-opening expense	21		1			86
Development expense	19	198		77
Loss on disposal of assets	7	42	2,589	63	285
Affiliate management fees			468	396	922	750
Total expenses	8,250	8,272	29,315	28,328	16,388	12,391
Income from operations	$2,701	$3,070	$4,626	$4,589	$6,279	$6,148

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Net revenues increased $4.8 million, or 8%, to $67.6 million for the three months ended September 30, 2007 from $62.8 million for the three months ended September 30, 2006. This increase was derived from an increase in net revenues of

$4.1 million generated at DJW primarily due to its newly expanded casino and an increase in net revenues of $1.1 million at EVD partially offset by a $0.4 million decrease in net revenues at DJL.

EVD’s casino revenues increased by $1.1 million to $26.8 million for the three months ended September 30, 2007 from $25.7 million for the three months ended September 30, 2006 as EVD continues to sustain and cultivate its customer base through effective marketing and promotions.

DJL’s casino revenues decreased by $0.3 million to $11.0 million for the three months ended September 30, 2007 from $11.3 million for the three months ended September 30, 2006. We believe this decrease was primarily attributable to the increased competition in our primary market including the expansion of a local competitor’s facility which introduced video poker and table games in the first quarter of 2006. DJL’s slot revenue increased to $10.4 million for the three months ended September 30, 2007 from $10.3 million for the three months ended September 30, 2006 and DJL’s table game revenue decreased 36% to $0.6 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to a 19% decrease in table game drop coupled with a decrease in hold percentage.

DJW’s casino revenues increased by $3.9 million to $20.8 million for the three months ended September 30, 2007 from $16.9 million for the three months ended September 30, 2006 primarily due to the opening of the casino expansion project to the public in April 2007. DJW’s slot revenue increased to $19.1 million for the three months ended September 30, 2007 from $15.6 million for the three months ended September 30, 2006. In table games, DJW table game drop increased 20% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006; however, table game revenue remained substantially unchanged at $1.4 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively, due to a decrease in table game hold percentage over the same period in the prior year. Poker revenue was $0.3 million for the three months ended September 30, 2007. There was no poker revenue for the three months ended September 30, 2006.

Video poker revenues at EVD for the three months ended September 30, 2007 increased 10% to $1.1 million compared to $1.0 million for the three months ended September 30, 2006. The increase in video poker revenues is attributable to the addition of video poker at our OTB in Henderson, Louisiana in August 2007.

Promotional allowances increased $0.4 million during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily related to an increase in promotional allowances at DJW of $0.3 million. This increase in promotional allowances at DJW is attributable to an increase in patronage to the casino as well as an increase in the percentage of patrons utilizing DJW’s players club card from which patrons earn complimentary food, beverages and merchandise, direct mail offerings and other promotional items based on play.

Casino operating expenses increased $2.6 million to $24.1 million for the three months ended September 30, 2007 from $21.5 million for the three months ended September 30, 2006 due to an increase in casino operating expenses of $1.6 million at DJW. This increase is primarily driven by an increase in gaming taxes associated with the increase in casino revenue as well as labor costs associated with the casino expansion, including the addition of 11 table games. Casino operating expenses at EVD also increased $0.9 million due to an increase in gaming taxes and purse supplements associated with the increase in casino revenue as well as an increase in slot lease expense which is primarily due to an adjustment to a sales tax accrual related to leased slot machines in the third quarter of 2006 which significantly decreased the expense in that period. Casino operating expenses at DJL remained substantially unchanged at $4.4 million for the three months ended September 30, 2007 and 2006.

Consistent with our increase in video poker revenues, video poker expenses increased $0.1 million to $1.0 million for the three months ended September 30, 2007 from $0.9 million for the three months ended September 30, 2006.

Selling, general and administrative expenses decreased $0.6 million to $11.9 million for the three months ended September 30, 2007 from $12.5 million for the three months ended September 30, 2006. This decrease was due to a $1.4 million decrease in selling, general and administrative expenses at EVD related primarily to (i) a decrease in general marketing promotions and advertising costs of approximately $0.6 million and (ii) a decrease in sales and use tax expense of approximately $0.5 million. During the three months ended September 30, 2006, EVD booked approximately $0.5 million in selling, general and administrative expenses related to estimated state and local sales tax accrual for the period January 1,

2002 through September 30, 2006. See “Part II. Item I — Legal Proceedings” for more information on the sales tax accrual. The decrease was also due to a $0.3 million decrease in non-cash charges at PGL related to the change in the estimated intrinsic value and the percentage vested of outstanding equity incentive units of PGP granted to certain executive officers of the Company in 2005. This decrease was partially offset by an increase in expenses at DJW of $0.7 million due primarily to an increase in the fee paid to DJW’s non-for-profit co-licensee which is based on casino revenue as well as an increase in property tax expense and an increase in general corporate expenses of $0.4 million primarily due to payroll and professional fees related to implementation of Sarbanes-Oxley requirements.

Depreciation and amortization expenses increased to $5.6 million for the three months ended September 30, 2007 from $5.4 million for the three months ended September 30, 2006 due primarily to an increase in depreciation expense at DJW related to depreciation of the value of buildings and equipment associated with the casino expansion which were placed into service in April 2007. This increase is partially offset by a decrease in depreciation at EVD of approximately $1.0 million which is primarily attributable to certain assets with a three year depreciable life becoming fully depreciated in December 2006.

Affiliate management fees of $1.5 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW.

Loss on disposal of assets of $2.9 million for the three months ended September 30, 2007 related primarily to EVD expenses of $2.6 million associated with the impairment of certain long-lived assets related to the EVD hotel project. See note 3 to the condensed consolidated financial statements for further discussion of this impairment.

Interest income of approximately $0.5 million and $0.2 million for the three months ended September 30, 2007 and 2006 is primarily related to interest earned on cash deposits invested in interest bearing accounts. Interest expense, net of amounts capitalized, increased $1.8 million to $10.5 million during the three months ended September 30, 2007 from $8.7 million for the three months ended September 30, 2006. This increase is primarily due to (i) an increase in interest of approximately $0.4 million related to the issuance of $20 million principal amount of DJW Notes in August 2006 and (ii) an increase in interest of approximately $1.0 million and $0.5 million related to the issuance of $36.5 million principal amount of DJW Notes and $22.0 million principal amount of Peninsula Gaming Notes, respectively, in December 2006. The debt was issued to finance DJL’s new casino development, DJW’s casino expansion, and EVD’s hotel development. Interest expense of approximately $0.1 million was capitalized as part of the DJL casino development and other construction projects during the three months ended September 30, 2007. Amounts capitalized during the three months ended September 30, 2006 were insignificant.

INCOME (LOSS) FROM OPERATIONS:

	Nine Months Ended September 30,
(in thousands)	2007	2006
General corporate	$(12,444)	$(7,131)
Diamond Jo	4,783	8,503
Evangeline Downs	19,602	18,982
Diamond Jo Worth	16,377	10,978
Income from operations	$28,318	$31,332

	Diamond Jo Nine Months Ended September 30,		Evangeline Downs Nine Months Ended September 30,		Diamond Jo Worth Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006	2007	2006
REVENUES:
Casino	$31,305	$34,681	$81,679	$81,874	$55,790	$33,771
Racing			15,542	18,562
Video poker			3,317	2,667
Food and beverage	1,859	2,003	7,853	8,448	2,268	1,296
Other	1,743	1,490	1,158	1,013	5,604	5,343
Less promotional allowances	(3,593)	(3,704)	(7,598)	(7,177)	(4,039)	(2,193)
Net revenues	31,314	34,470	101,951	105,387	59,623	38,217
EXPENSES:
Casino	13,439	14,379	38,107	38,319	19,191	10,624
Racing			12,784	15,685
Video poker			2,693	2,139
Food and beverage	1,788	1,852	5,691	5,832	1,890	1,208
Other	183	23	210	224	5,091	4,934
Selling, general and administrative	5,710	6,495	11,842	12,635	9,098	5,524
Depreciation and amortization	3,549	2,950	6,884	9,940	5,159	2,295
Pre-opening expense	44		25	19	195	941
Development expense	1,735	252	68	109		44
Loss on disposal of assets	83	16	2,610	57	285	75
Affiliate management fees			1,435	1,446	2,337	1,594
Total expenses	26,531	25,967	82,349	86,405	43,246	27,239
Income from operations	$4,783	$8,503	$19,602	$18,982	$16,377	$10,978

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Net revenues increased $14.8 million, or 8%, to $192.9 million for the nine months ended September 30, 2007 from $178.1 million for the nine months ended September 30, 2006. This increase was primarily derived from an increase in net revenues at DJW of $21.4 million due to the opening of the casino in April 2006 as well as the opening of the casino expansion in April 2007. This increase was partially offset by a decrease in net revenues at EVD of $3.5 million and a decrease in net revenues at DJL of $3.1 million.

The decrease in net revenue at EVD is due primarily to a decrease in racing revenues of $3.2 million in the first quarter of 2007 compared to the first quarter of 2006 related primarily to running an additional live meet in the quarter ended March 31, 2006 for another Louisiana racetrack which was damaged by Hurricane Rita in late 2005. In addition, EVD experienced a decrease in casino revenue and food and beverage revenue of $2.6 million in the first quarter of 2007 compared to the first quarter of 2006 primarily related to the effects of hurricanes Katrina and Rita which caused the temporary closure of some of EVD’s competitors in the fourth quarter of 2005 and for part of the first quarter of 2006 from which EVD realized an increase in traffic and revenue at its casino during the first quarter of 2006. However, EVD was able to offset this decrease with an increase in casino revenue in the second and third quarters of 2007 over the same period in 2006 so that casino revenues were substantially unchanged for the nine months ended September 30, 2007 and 2006.

DJL’s casino revenues decreased by $3.4 million to $31.3 million for the nine months ended September 30, 2007 from $34.7 million for the nine months ended September 30, 2006. We believe this decrease was primarily attributed to a local competitor’s expansion of its gaming facility by introducing video poker in February 2006 and table games in March 2006 as well as the opening of a new casino facility located approximately 110 miles southwest of DJL’s casino which opened to the public in August 2006 further increasing competition in the Eastern Iowa market. DJL’s slot revenue decreased to $29.1 million for the nine months ended September 30, 2007 from $31.0 million for the nine months ended September 30, 2006 and DJL’s table game revenue decreased 41% to $2.2 million for the nine months ended September 30, 2007 compared to $3.7 million for the nine months ended September 30, 2006 primarily due to expansion of a competitor’s gaming facility as discussed above and a decrease in our table game hold percentage.

DJW’s casino revenues increased by $22.0 million to $55.8 million for the nine months ended September 30, 2007 from $33.8 million for the nine months ended September 30, 2006. This increase is due primarily to the opening of the casino in April 2006 as well as increased revenue during the nine months ended September 30, 2007 related to the opening of the casino expansion in April 2007.

Racing revenues at EVD for the nine months ended September 30, 2007 were $15.5 million compared to $18.6 million for the nine months ended September 30, 2006. This decrease is primarily driven by a decrease in revenue earned from live racing at the racino. During the first quarter of 2006, EVD ran an additional live race meet for another Louisiana racetrack which was damaged by Hurricane Rita in late 2005. EVD did not run any live meets during the first quarter of 2007.

Video poker revenues at EVD for the nine months ended September 30, 2007 increased 22% to $3.3 million compared to $2.7 million for the nine months ended September 30, 2006. The increase in video poker revenues is attributable to the addition of video poker at our OTB in Eunice, Louisiana in April 2006 and our OTB in Henderson, Louisiana in August 2007.

Food and beverage revenues and other revenues increased $0.9 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due primarily to an increase in food and beverage and other revenues at DJW of $1.2 million primarily due to the timing of the opening of the casino in 2006 along with an increase in other revenue at DJL of $0.3 million primarily related to the DRA’s contractual obligation under its operating agreement to pay DJL $0.33 for each $1.00 reduction in DJL’s adjusted gross gaming receipts. This increase was partially offset by a decrease in food and beverage revenue of $0.6 million at EVD, the majority of which is due to the decrease in the first quarter of 2007 compared to the first quarter of 2006 as a result of the impact of hurricanes Katrina and Rita on 2006 revenue as discussed above.

Promotional allowances increased $2.2 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily related to promotional allowances at DJW related to the opening of the new casino as well as an increase in the percentage of patrons utilizing their player’s club card.

Casino operating expenses increased $7.4 million to $70.7 million for the nine months ended September 30, 2007 from $63.3 million for the nine months ended September 30, 2006 due to an increase in casino operating expenses of $8.6 million at DJW which consist primarily of gaming taxes and casino related payroll, partially offset by a decrease in casino operating expenses at DJL of $1.0 million which is primarily related to a decrease in gaming taxes associated with the decrease in casino revenues as discussed above.

Consistent with a decrease in racing revenues, racing expenses decreased $2.9 million to $12.8 million for the nine months ended September 30, 2007 from $15.7 million for the nine months ended September 30, 2006.

Consistent with an increase in video poker revenues as described above, video poker expenses increased $0.6 million to $2.7 million for the nine months ended September 30, 2007 from $2.1 million for the nine months ended September 30, 2006.

Selling, general and administrative expenses increased $7.2 million to $38.8 million for the nine months ended September 30, 2007 from $31.6 million for the nine months ended September 30, 2006. This increase was due to (i) a $5.2 million increase in general corporate expenses primarily related to an increase in non-cash charges at PGL related to an increase in the estimated intrinsic value and the percentage vested of outstanding incentive units of PGP granted to certain executive officers of the Company, payroll and professional fees related to implementation of Sarbanes-Oxley requirements and an increase in general corporate payroll and expenses due to the growth of the Company and (ii) an increase in expenses of $3.6 million at DJW primarily related to the timing of opening of the casino in 2006. These increases were offset by a decrease in selling, general and administrative expenses of $0.8 million at both DJL and EVD, primarily related to a decrease in general marketing promotions and advertising costs at both properties.

Depreciation and amortization expenses increased to $15.6 million for the nine months ended September 30, 2007 from $15.2 million for the nine months ended September 30, 2006 due primarily to depreciation of the value of buildings and equipment related to the opening of DJW’s casino in April 2006 and the expansion in April 2007 and an increase in depreciation at DJL related to the acceleration of depreciation on certain long-lived assets that will not be utilized at the new casino. These increases were offset by a decrease in depreciation at EVD of approximately $3.1 million which is attributable to certain assets with a three year depreciable life becoming fully depreciated in December 2006.

Pre-opening expenses of $0.3 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively, are attributed primarily to expenses incurred by DJW with respect to start-up activities surrounding the new casino expansion and original development in Worth County, Iowa.

In relation to its proposed new casino development, during the nine months ended September 30, 2007, DJL expensed $1.4 million as development expense relating to certain of its obligations under an agreement entered into in

September 2006 with the Dubuque County Historical Society and approximately $0.3 million of other expenses associated with the development project.

During the nine months ended September 30, 2007, EVD expensed $2.6 million as a loss on disposal of assets related primarily to the impairment of certain long-lived assets related to the EVD hotel project. See note 3 to the condensed consolidated financial statements for further discussion of this impairment.

Affiliate management fees of $4.1 million and $3.3 million for the nine months ended September 30, 2007 and 2006, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW and increased due to the increased income from operations at DJW.

Interest income of approximately $1.8 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively, is primarily related to interest earned on cash deposits invested in interest bearing accounts. The increase is due to increased funds available for investment due to the borrowings discussed below and timing of capital expenditures. Interest expense, net of amounts capitalized, increased $5.8 million to $30.1 million during the nine months ended September 30, 2007 from $24.3 million for the nine months ended September 30, 2006. This increase is primarily due to (i) an increase in interest of approximately $1.5 million related to the issuance of $20 million principal amount of DJW Notes in August 2006 and (ii) an increase in interest of approximately $3.0 million and $1.4 million related to the issuance of $36.5 million principal amount of DJW Notes and $22.0 million principal amount of Peninsula Gaming Notes, respectively, in December 2006. Interest expense of approximately $0.7 million was capitalized as part of the DJW casino development and expansion, the DJL casino development and other construction projects during the nine months ended September 30, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance increased $5.5 million to $62.4 million at September 30, 2007 from $56.9 million at December 31, 2006.

Cash flows from operating activities were $41.9 million during the nine months ended September 30, 2007, an increase of $3.1 million when compared to $38.8 million during the nine months ended September 30, 2006. The increase is primarily due to timing of collection of receivables from and payments on payables to other racetracks at EVD. In addition, in accordance with legislation passed in Iowa in 2004, all excursion gambling boat licensees, including DJL, were subject to a one time assessment in an amount based on the licensee’s adjusted gross receipts to be deposited into the Rebuild Iowa Infrastructure Fund. In 2006, DJL paid $1.1 million related to this assessment. No such assessment was required to be paid in 2007.

Cash flows used in investing activities during the nine months ended September 30, 2007 were $22.6 million consisting of cash outflows of (i) payments of approximately $21.1 million, $4.7 million and $2.6 million for construction and other development costs associated with the casino expansion project at DJW, the casino development project at DJL and the hotel and event center and OTB development projects at EVD, respectively, and (ii) net cash outflows of approximately $5.7 million for capital expenditures mainly related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures at DJL, EVD and DJW and (iii) business acquisition and licensing costs of $1.4 million primarily related to DJW’s license agreement with the State of Iowa requiring a $1.0 million payment in May 2007. These cash outflows were partially offset by a decrease in our restricted cash balance designated for construction and other development costs associated with DJW’s expansion project of $13.0 million.

Cash flows used in financing activities during the nine months ended September 30, 2007 of $13.8 million reflects payments on debt of $7.8 million, member distributions of $5.5 million and deferred financing costs of $0.5 million.

As of September 30, 2007, the Company had no outstanding advances under the revolver portion and $1.7 million outstanding under the term loan portion of the PGL Credit Facility and outstanding letters of credit of approximately $1.0 million. In addition, as of September 30, 2007, DJW had no outstanding balances under the DJW Credit Facility and outstanding letters of credit of approximately $0.7 million.

Financing Activities

Our financing activities will have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes to the Company’s financing activities during the nine months ended September 30, 2007.

Development Activities

In October 2007, DJL entered into the Amended and Restated Port of Dubuque Public Parking Facility Development Agreement (“Development Agreement”) with the City of Dubuque, Iowa (“City”) regarding, among other things, the design, development, construction and financing of a public parking facility to be located adjacent to DJL’s proposed casino development. The total development cost of the parking facility is estimated to be approximately $23 million. In October, 2007, the City entered into a guaranteed maximum price contract with a third party to construct the parking facility. Under the terms of the Development Agreement, the parking facility will be completed in phases with a required completion date of the first phase, consisting of the first three levels of the north section of the facility, of November 20, 2008 and the required completion date for the second phase, consisting of the fourth level of the north section and all of the south section, of January 16, 2009. The parking facility, which will be owned by the City, will provide approximately 1,130 free parking spaces to the general public and was financed by the City with the issuance of approximately $23 million principal amount of 7.5 % Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”). On October 1, 2007, DJL entered into a Minimum Assessment Agreement (the “Minimum Assessment Agreement”) with the City and the City Assessor of the City of Dubuque, Iowa, pursuant to which DJL and the City agreed to a minimum actual taxable value of certain real estate and planned improvements thereon of $57.9 million relating to DJL’s proposed casino development  (the “Minimum Actual Value”). The Minimum Actual Value will be in effect upon the earlier of substantial completion of the proposed casino construction or January 1, 2009. DJL has agreed to pay to the City property taxes with respect to the development property based upon the actual fair value of the property but not less than the Minimum Actual Value. Scheduled payments of principal and interest on the City Bonds will be funded through DJL’s payment obligations under the Minimum Assessment Agreement. The Company has guaranteed DJL’s obligations under the Minimum Assessment Agreement. The Development Agreement also calls for (i) a minimum initial payment of $6.4 million to the City to be used toward the cost of designing and constructing the public parking facility, (ii) the payment by DJL for the reasonable and necessary actual operating costs incurred by the City for the operation, security, repair and maintenance of the public parking facility and (iii) the payment by DJL to the City of $80 per parking space in the public parking facility per year which funds will be used by the City for capital expenditures necessary to maintain the public parking facility.

In June 2007, DJL broke ground on its proposed new $78 million land-based casino to be located in the Port of Dubuque in close proximity to its current riverboat facility. The casino is expected to include approximately 1,000 slot machines, 17 table games, a five table poker room, a 30 lane bowling center and four dining outlets. The project is expected to be completed in late 2008.

In connection with DJL’s proposed casino development, DJL began accelerating depreciation on long-lived assets with a net book value of approximately $4.5 million that either are expected to be contributed to the Historical Society or will not be utilized at its new casino facility.  Accelerated depreciation on these assets began during the fourth quarter of 2006, and DJL will continue to depreciate the remaining net book value of those assets, less their estimated fair market value at the expected date of contribution or estimated net realizable value, through the period that DJL estimates commencing operations at the new facility.  Depreciation expense for the three and nine months ended September 30, 2007 increased by approximately $0.2 million and $0.7 million, respectively, as a result of accelerated depreciation on these assets.

The Historical Society Agreement provides for the Historical Society to lease DJL’s existing dockside pavilion for 99 years at $1 per year and for DJL to transfer all of its rights, title and interest in the existing Diamond Jo vessel to the Historical Society at the Historical Society’s option. As the lease and the transfer of the vessel are conditioned upon DJL commencing operation of its new moored barge facility, no contribution expense will be recorded until such contingency is satisfied. The estimated value of the contingent contribution is $6.3 million.

EVD is currently in discussions with a contractor and architect to design, develop and construct an approximately 100 room hotel contiguous to EVD’s racino. EVD expects to break ground on the approximately $14 million hotel development project in the fourth quarter 2007.

General

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations, (ii) available borrowings under the PGL Credit Facility and (iii) available borrowings under the DJW Credit Facility. The available borrowing amount at September 30, 2007, after reductions for amounts borrowed and letters of credit outstanding under the PGL Credit Facility and the DJW Credit Facility was $64.0 million and $4.3 million, respectively. Contractual restrictions and other provisions contained in the agreements governing our consolidated indebtedness, including our senior credit facilities and the indentures governing the Peninsula Gaming Notes and the DJW Notes, limit or restrict our ability to use the funds available to us at each of our gaming properties.

We expect our capital expenditures for the next twelve months, excluding any amounts related to the casino development at DJL and the proposed hotel development at EVD, to be approximately $11.7 million. Capital expenditures for the next twelve months related to development of the new DJL casino and EVD hotel are expected to be approximately $41.4 million and $11.6 million, respectively. In addition, DJL will fund the remaining balance of the minimum initial payment as agreed to under the Development Agreement of approximately $5.4 million. Our debt maturities for the next twelve months are expected to be approximately $7.9 million. The Company plans to finance these developments with: (i) cash on hand of $62.4 million at September 30, 2007, (ii) cash generated from operations, (iii) available borrowings under the PGL Credit Facility and DJW Credit Facility and (iv) available vendor and equipment financing. There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We periodically evaluate our policies and the estimates and assumptions related to these policies. All of our subsidiary companies operate in a highly regulated industry. In our Iowa and Louisiana operations, we are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or credit cards, which by their nature do not require complex estimates. We estimate the useful lives for our depreciable assets. We also estimate certain liabilities including our slot club liabilities, self-insured medical and workers compensation liabilities and the estimated liability associated with our embedded derivative. We believe that these estimates are reasonable based on our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2007.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility and DJW Credit Facility. As of September 30, 2007, the Company had $1.7 million in outstanding borrowings under the PGL Credit Facility and DJW Credit Facility, including borrowings under the term loan portion of the PGL Credit Facility, that have variable interest rates. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility and DJW Credit Facility (currently an aggregate amount of $71.7 million) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.7 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowings. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed and variable rate debt borrowings as of September 30, 2007 (dollars in millions):

Description	Maturity	Interest Rate	Carrying Value	Fair Value
8 3/4% senior secured notes	April 15, 2012	8 3/4%	$252.7	$255.0	*
13% senior notes with contingent interest	March 1, 2010	13%	6.8	6.9	*
11% senior secured notes	April 15, 2012	11%	96.1	96.5	*
Term loan	June 16, 2008	10 1/4%	1.7	1.7
Notes payable, capital lease obligations and other debt instruments	2007 - 2011	7 1/4 - 8 3/4%	8.4	8.6

*                    Represents fair value as of September 30, 2007 based on information provided by an independent investment banking firm.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.   We maintain disclosure controls and procedures (as defined in Rule 13a-l 5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives. Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Internal Control Over Financial Reporting.   There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during our third quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2003, EVD filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana (the “Department”), the St. Landry Parish School Board and the City of Opelousas. EVD seeks a judgment declaring that sales taxes are not due to the defendants on purchases made by EVD and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. EVD’s action is based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. The St. Landry Parish School Board and the City of Opelousas have questioned the application of the racing statutes to the construction and furnishing of the casino portion of the facility, thereby leading to the filing of this action. The Department has now taken the same position as the St. Landry Parish School Board and the City of Opelousas.

EVD filed a motion for summary judgment, which was scheduled for hearing in July 2005. The defendants filed responses, generally arguing that the exemption under the racing statutes should not extend to the purchase of goods, materials and services which were unrelated to horse racing. Prior to the hearing, it was discovered by EVD that EVD’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that EVD, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment so that EVD could prepare and file a refund claim for the taxes paid by EVD’s contractor and the contractor’s subcontractors.

In November and December 2005, EVD filed refund claims totaling $0.6 million. EVD has not recorded the refund claims due to uncertainty as to the outcome of the matter. Neither the Department nor the St. Landry Parish School Board ruled on EVD’s refund claims within one year of filing those claims resulting in those claims being deemed denied under Louisiana law. EVD has formally appealed the denial of these refund claims. The Department has not yet responded to the appeal. St. Landry Parish has answered the appeal by generally denying EVD’s right to recover the taxes.

In October 2006, the Department notified EVD that additional taxes and interest totaling approximately $0.4 million were due for the period January 1, 2002 through December 31, 2004.  In November 2006, EVD formally protested the additional proposed tax assessment with the Department; the protest was denied by the Department. Accordingly, EVD accrued and subsequently paid the additional taxes of approximately $0.4 million, but, in accordance with Louisiana law, these taxes were paid under protest. In December 2006, and in accordance with Louisiana law, EVD filed suit in East Baton Rouge Parish, Louisiana against the Department for recovery of these taxes paid under protest. The Department has answered this suit by generally denying EVD’s right to recover the taxes paid under protest. This litigation is in its early stages. In addition, during 2006, the Company accrued an additional $1.1 million related to state sales taxes that the Company may be required to pay for the years 2005 and 2006 and for local parish and city taxes for the years 2002 through 2006. Of the total sales tax amount recorded, approximately $0.7 million and $0.4 million was recorded in general and administrative expense and interest expense, respectively, in the consolidated statement of operations for 2006. The remaining balance, totaling approximately $0.4 million, was capitalized in fixed assets. EVD also accrued another $0.1 million and $0.3 million classified as general and administrative expense for the three and nine months ended September 30, 2007, respectively, for ongoing operating purchases. EVD has accrued management’s best estimate of all sales taxes that would be required to be paid for non-racetrack facilities and ongoing operating purchases as of September 30, 2007.

In October 2005, EVD filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. EVD is pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup its track reconstruction costs and other related damages. The contractor has filed a counterclaim for unpaid billings. EVD believes it is too early to predict the outcome of the arbitration and, accordingly, has not recorded any damage claim as an asset. If the contractor obtains a favorable ruling in the arbitration, EVD may be required to pay up to $1.6 million in unpaid construction retainage and bonuses, which amount has been accrued on the Company’s consolidated balance sheet as of September 30, 2007.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)          Exhibits

Exhibit Number	Description
4.1	Consent to Loan and Security Agreement, dated as of July 30, 2007, by and between Diamond Jo, LLC, The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc.

10.1

Employment Agreement, dated September 7, 2007, by and between Peninsula Gaming, LLC and Jonathan Swain—incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Form 8-K filed September 1, 2007.

10.2

Employment Agreement, dated September 7, 2007, by and between Peninsula Gaming, LLC and Natalie Schramm—incorporated herein by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Form 8-K filed September 1, 2007.

10.3	General Conditions of the Contract for Construction, dated September 25, 2007, between Diamond Jo, LLC and Conlon Construction Company.

10.4	Standard Form of Agreement Between Owner and Contractor, dated September 25, 2007, between Diamond Jo, LLC and Conlon Construction Company.

10.5	Abbreviated Standard Form of Agreement Between Owner and Architect, dated May 21, 2007, between Diamond Jo, LLC and Youngblood Wucherer Sparer Architects, Ltd.

31.1	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on November 13, 2007.

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