Form 10-Q
period 2009-06-30
PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2009-08-13
CIK 1235662, 1299109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to

Commission File Number: 333-88829

PENINSULA GAMING, LLC	PENINSULA GAMING CORP.
(Exact name of registrants as specified in their charter)	(Exact name of registrants as specified in their charter)

DELAWARE	DELAWARE
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

20-0800583	25-1902805
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

301 Bell Street
Dubuque, Iowa 52001
(563) 690-4975
 (Address, including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐        Accelerated Filer ☐        Non-Accelerated Filer    ☒    Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

All of the common equity interests of Peninsula Gaming, LLC (the “Company”) are held by Peninsula Gaming Partners, LLC. All of the common equity interests of Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Diamond Jo Worth Holdings, LLC and Peninsula Gaming Corp. are held by the Company. All of the common equity interests of Diamond Jo Worth, LLC and Diamond Jo Worth Corp. are held by Diamond Jo Worth Holdings, LLC.  All of the common equity interests of AB Casino Acquisition, LLC are held by Diamond Jo, LLC.

PENINSULA GAMING, LLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)
	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,400	$38,705
Restricted cash—purse settlements	7,506	5,013
Accounts receivable, net	6,648	5,038
Receivables from affiliates	175	271
Inventories	1,650	1,199
Prepaid expenses and other assets	2,255	1,920
Total current assets	40,634	52,146

PROPERTY AND EQUIPMENT, NET	257,411	263,154
OTHER ASSETS:
Deferred financing costs, net of amortization of $15,783 and $14,021, respectively	17,655	19,174
Goodwill	53,083	53,083
Licenses and other intangibles	39,734	38,506
Deposits and other assets	13,054	3,385
Investment available for sale	15,887	7,828
Total other assets	139,413	121,976
TOTAL	$437,458	$437,276

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,713	$4,608
Construction payable	986	12,324
Purse settlement payable	9,764	6,804
Accrued payroll and payroll taxes	5,526	5,104
Accrued interest	7,788	7,815
Other accrued expenses	10,907	10,387
Payable to affiliates	4,015	3,575
Current maturities of long-term debt and leases	4,224	8,492
Total current liabilities	47,923	59,109

LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	253,476	253,237
11% senior secured notes, net of discount	109,542	111,258
13% senior notes, net of discount	6,891	6,877
Senior secured credit facilities	38,200	28,500
Term loan	5,952	6,697
Notes and leases payable, net of discount	819	1,229
Obligation under Minimum Assessment Agreement	19,075	16,394
Other liabilities	1,782	5,958
Total long-term liabilities	435,737	430,150
Total liabilities	483,660	489,259

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(56,165)	(53,971)
Accumulated other comprehensive income (loss)	963	(7,012)
Total member’s deficit	(46,202)	(51,983)
TOTAL	$437,458	$437,276

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
REVENUES:
Casino	$63,898	$58,663	$129,655	$115,083
Racing	5,828	6,399	8,854	9,716
Video poker	1,395	1,598	2,979	3,156
Food and beverage	6,215	4,432	11,993	8,188
Other	2,717	3,189	5,058	5,881
Less promotional allowances	(6,610)	(5,408)	(13,126)	(10,074)
Total net revenues	73,443	68,873	145,413	131,950

EXPENSES:
Casino	26,560	24,909	53,950	49,089
Racing	5,041	5,253	7,925	8,162
Video poker	1,034	1,203	2,096	2,329
Food and beverage	4,269	3,433	8,570	6,330
Other	1,973	2,081	3,457	3,503
Selling, general and administrative	11,705	3,585	24,467	15,579
Depreciation and amortization	5,908	5,067	11,973	9,930
Pre-opening expense	-	31	-	127
Development expense	126	(648)	208	(609)
Affiliate management fees	1,421	1,467	2,739	2,837
(Gain) loss on disposal of assets	(56)	120	25	223
Total expenses	57,981	46,501	115,410	97,500

INCOME FROM OPERATIONS	15,462	22,372	30,003	34,450

OTHER INCOME (EXPENSE):
Interest income	499	608	1,007	1,352
Interest expense, net of amounts capitalized	(10,933)	(10,072)	(22,183)	(20,336)
Total other expense	(10,434)	(9,464)	(21,176)	(18,984)

NET INCOME	$5,028	$12,908	$8,827	$15,466

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	COMMON MEMBER’S INTEREST	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL MEMBER’S DEFICIT	COMPREHENSIVE INCOME

BALANCE, DECEMBER 31, 2008	$9,000	$(53,971)	$(7,012)	$(51,983)
Net income	—	8,827	—	8,827	$8,827
Unrealized gain on available for sale investment	—	—	7,975	7,975	7,975
Member distributions	—	(11,021)	—	(11,021)	—
Comprehensive income					$16,802
BALANCE, JUNE 30, 2009	$9,000	$(56,165)	$963	$(46,202)

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,827	$15,466
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,973	9,930
Non-cash interest	2,705	2,530
Non-cash equity based and other compensation	613	(4,737)
Loss on disposal of assets	25	223
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(2,493)	(2,524)
Receivables	(2,549)	(1,962)
Inventories	(451)	(95)
Prepaid expenses and other assets	774	(1,100)
Accounts payable	2,694	4,803
Accrued expenses	840	(1,850)
Payable to affiliates	522	(659)
Net cash flows from operating activities	23,480	20,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(195)	(104)
Business acquisition and licensing costs	(1,246)	(1,258)
Deposit under purchase agreement	(10,000)	—
Construction project development costs	(15,054)	(20,051)
Purchase of property and equipment	(4,785)	(4,084)
Proceeds from sale of property and equipment	669	-
Net cash flows from investing activities	(30,611)	(25,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(17)	(159)
Principal payments on debt	(5,222)	(2,883)
Proceeds from senior credit facilities	29,700	4,500
Payments on senior credit facilities	(22,000)	(4,500)
Proceeds from term loan	—	1,023
Member distributions	(11,635)	(2,133)
Net cash flows from financing activities	(9,174)	(4,152)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,305)	(9,624)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,705	42,100

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,400	$32,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$19,570	$18,757

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired, but not paid	$2,311	$12,094
Property and equipment acquired in exchange for obligation under Minimum Assessment Agreement	1,989	3,506
Unrealized gain (loss) on available for sale investment	7,975	(853)
Liability settled in exchange for property and equipment	4,104	-

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company, is a casino entertainment holding company with gaming operations in local markets in Iowa and Louisiana. PGL’s wholly owned operating subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; and (iii) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), that owns and operates the Diamond Jo casino in Worth County, Iowa. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC (“PGP”), a Delaware limited liability company.

Other wholly owned subsidiaries of PGL include:  (i) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations formed solely to facilitate the offering of the Company’s 8 3/4% senior secured notes due 2012 (the “Peninsula Gaming Notes”); (ii) DJW Corp. (“DJWC”), a Delaware corporation with no assets or operations formed solely to facilitate the offering by DJW of its 11% senior secured notes due 2012 (the “DJW Notes”); and (iii) AB Casino Acquisition, LLC, a Delaware limited liability company (“AB Acquisition”), formed solely to facilitate the proposed acquisition of the Belle of Orleans, L.L.C. dba Amelia Belle Casino (“Amelia Belle”) located in Amelia, Louisiana (the “Proposed Amelia Belle Acquisition”).

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

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.

The Company has evaluated all subsequent events that occurred up to the time of the Company’s issuance of its financial statements on August 13, 2009.

Recent Developments

On June 18, 2009, PGP and AB Acquisition entered into a definitive purchase agreement (the “Purchase Agreement”) with Columbia Properties New Orleans, L.L.C. to purchase 100% of the outstanding limited liability company interest of Amelia Belle for $106.5 million, subject to certain adjustments.  In accordance with the terms of the Purchase Agreement, AB Acquisition deposited $10.0 million in escrow, which amount will be credited toward the purchase price at closing.  The Proposed Amelia Belle Acquisition will be financed with a portion of the proceeds from the issuance of senior secured and unsecured notes by PGL in August 2009 (the “New PGL Notes”).  See Note 10 below for more information on the issuance of the New PGL Notes and related transactions.  Completion of the acquisition is subject to, among other matters, regulatory approval.

2. Summary of Significant Accounting Policies

Obligation Under Minimum Assessment Agreement— On October 1, 2007, DJL entered into the Amended and Restated Port of Dubuque Public Parking Facility Development Agreement (“Development Agreement”) with the City of Dubuque, Iowa (“City”) regarding, among other things, the design, development, construction and financing of the public parking facility located adjacent to DJL’s new land-based casino. The City issued $23.0 million principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”) to fund, in part, the construction of the facility. Due to DJL’s expected use of the public parking facility and its obligations under a Minimum Assessment Agreement with the City, combined with the Company’s guarantee of DJL’s obligation under the Minimum Assessment Agreement, DJL will record an obligation to the City to the extent proceeds from the City Bonds are used to construct the parking facility.  As of June 30, 2009 and December 31, 2008, approximately $19.1 million and $16.4 million, respectively, of proceeds from the City Bonds had been used related to the construction of the parking facility which amount was recorded as a long-term obligation of DJL on the balance sheet. The obligation, along with related interest costs, are expected to be paid off over the life of the City Bonds through payments from DJL under the Minimum Assessment Agreement.

Licenses—The Company’s gaming licenses require renewals in the State of Iowa annually and every five years in the State of Louisiana.  EVD’s horse racing license requires renewal annually.  Renewal costs are expensed as incurred.  The Company’s renewal experience is that renewals will be granted except under extraordinary circumstances.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the intrinsic values of equity based compensation, the fair values of an embedded derivative and the DJW investment in City Bonds, the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets, and the estimated liabilities for slot club awards and customer legal disputes.

Recently Issued Accounting Standards— In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") – a replacement of FASB Statement No. 162 (“SFAS 168”).   The purpose of the Codification is to provide a single source of authoritative U.S. GAAP.  SFAS 168 is effective for the Company in the third quarter of 2009.  As the codification was not intended to change or alter existing GAAP, the adoption of SFAS 168 is not expected to have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  The purpose of the new statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new standard was adopted in the second quarter of 2009.  The adoption of SFAS No. 165 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted these FSPs effective June 30, 2009. The adoption of these FSP’s did not have a material impact on the Company’s financial statements.

In April 2008, the FASB released staff position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets.  The FSP requires entities to disclose information for recognized intangible assets that enable users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset.  The FSP also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  The FSP applies prospectively to intangible assets acquired after the FSP’s effective date, but the disclosure requirements applies prospectively to all intangible assets recognized as of, and after, the FSP’s effective date.  The FSP was effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Company adopted FSP No. 142-3 on January 1, 2009 and the adoption did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the balance sheet and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit-risk. SFAS 161 was effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on January 1, 2009 and the adoption did not have a material effect on the Company’s financial statements.  See Note 5 for further information.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. SFAS 141R applies to the Company prospectively for business combinations occurring on or after January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations, but the effect will be dependent upon any potential future acquisition.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2009, this standard applies prospectively to fair value measurements of non-financial assets and non-financial liabilities. The Company adopted FSP No. 157-2 on January 1, 2009 and the adoption did not have a material effect on the Company’s financial statements.

  3. Property and Equipment

Property and equipment at June 30, 2009 and December 31, 2008 is summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Land and land improvements	$18,501	$18,118
Buildings and improvements	220,817	201,421
Furniture, fixtures and equipment	82,690	81,449
Computer equipment	10,986	11,009
Vehicles	645	404
Construction in progress	3,232	26,582
Subtotal	336,871	338,983
Accumulated depreciation	(79,460)	(75,829)
Property and equipment, net	$257,411	$263,154

Depreciation and amortization expense for the three months ended June 30, 2009 and 2008 was $5.9 million and $5.1 million, respectively.  Depreciation and amortization expense for the six months ended June 30, 2009 and 2008 was $12.0 million and $9.9 million, respectively.

The Company capitalizes interest costs associated with debt incurred in connection with significant construction projects. The amount capitalized during the three months ended June 30, 2008 was $0.6 million.  The amount capitalized during the six months ended June 30, 2008 was $0.9 million.  There was no capitalized interest during the three and six months ended June 30, 2009.

In connection with DJL’s casino development, DJL began accelerating depreciation on long-lived assets with a net book value of approximately $4.5 million that were either contributed to the Historical Society in January 2009 or were not utilized at its new land-based casino and were disposed in January 2009.  Accelerated depreciation on these assets began during the fourth quarter of 2006, and DJL continued to depreciate the remaining net book value of those assets, less their estimated fair market value at the date of contribution or estimated net realizable value, through the period that DJL commenced operations at the new facility.  Depreciation expense for the three and six months ended June 30, 2008 increased by approximately $0.3 million and $0.5 million, respectively, as a result of accelerated depreciation on these assets.

In April 2009, EVD entered into a ground lease with a third party to design, develop, construct and operate a hotel with a minimum of 100 rooms adjacent to the racino on land owned by EVD (“Ground Lease”).  The hotel is expected to include at least 25 suites, five meeting rooms and an indoor pool.  Under the terms of the Ground Lease, EVD will lease the land on which the hotel will be located for a lease fee of 2% of gross revenue of the hotel. The agreement also contains a purchase option which allows EVD to purchase the hotel from the third party operator.  The Ground Lease is conditioned upon the third party operator obtaining financing for the project.  If the financing contingency is satisfied, EVD will impair $1.4 million of capitalized design and development costs already incurred related to the hotel project which will not be utilized by the third party operator.  EVD expects a resolution to the financing contingency in the third quarter of 2009.

  4. Debt

Long-term debt consists of the following (in thousands):

	June 30, 2009	December 31, 2008
8 3/4% senior secured notes due April 15, 2012, net of discount of $1,524 and $1,763, respectively, secured by substantially all the assets of PGL, DJL and EVD and the equity of DJL and EVD	$253,476	$253,237
11% senior secured notes of DJW due April 15, 2012, net of discount of $487 and $568, respectively, secured by substantially all the assets of DJW and the equity of DJW and DJWC	109,542	111,258
13% senior notes of EVD due March 1, 2010 with contingent interest, net of discount of $19 and $33, respectively	6,891	6,877
$65,000 revolving line of credit under a loan and security agreement of DJL and EVD with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 2.5% with a floor of 6.0% (current rate of 6.0% at June 30, 2009), maturing January 15, 2012, secured by substantially all assets of DJL and EVD	38,200	28,500
$5,000 revolving line of credit under a loan and security agreement of DJW with a bank, interest rate at prime less a margin of 1.0% with a floor of 5.0% (current rate of 5.0% at June 30, 2009), maturing March 31, 2010, secured by substantially all the assets of DJW and guaranteed by the Company’s Chief Executive Officer	-	2,000
Term loan under a loan and security agreement of PGL, DJL and EVD with American Trust & Savings Bank, interest rate 6.5%, due in installments through December 1, 2013, secured by certain assets of DJL	7,416	8,000
Notes payable and capital lease obligations, net of discount of $59 and $170, respectively, interest rates at 6% - 8 3/4%, due 2009 – 2011	3,579	6,418
Total debt	419,104	416,290
Less current portion	(4,224)	(8,492)
Total long term debt	$414,880	$407,798

Pursuant to the indenture governing the DJW Notes, DJW is required to offer to buy back a portion of the DJW Notes on a semi-annual basis at a premium of 7.5%, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein).  DJW redeemed $1.8 million principal amount of DJW Notes, plus applicable premium and accrued interest, in May 2009 based on the Excess Cash Flow provision.

As of June 30, 2009, the Company had $38.2 million of outstanding advances under its $65.0 million senior secured credit facility (“PGL Credit Facility”). As of June 30, 2009, DJW had no outstanding advances under its $5.0 million senior secured credit facility (“DJW Credit Facility”). In addition, as of June 30, 2009, the Company had outstanding letters of credit under the PGL Credit Facility and the DJW Credit Facility of approximately $0.9 million and $0.7 million, respectively, resulting in available borrowings thereunder of $25.9 million and $4.3 million, respectively.

As of June 30, 2009, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness.

In connection with the refinancing of the Company’s existing senior notes in August 2009, the DJW Notes were redeemed in full and the Peninsula Gaming Notes and the 13% senior notes will be redeemed in September 2009.  See Note 10 below for more information relating to such refinancing.

  5. Fair Value Measurements

Under generally accepted accounting principles, certain assets and liabilities must be measured at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company has two financial instruments that must be measured at fair value in the financial statements: (i) an available for sale investment and (ii) a derivative. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value.

SFAS 157, Fair Value Measurements, establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes these inputs into three broad levels.  The three levels are as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

Level 2-Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3-Unobservable inputs that reflect the Company’s estimate about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

The Company had no Level 1 or Level 2 financial instruments at June 30, 2009 and December 31, 2008. The Company had two Level 3 financial instruments at June 30, 2009 and December 31, 2008.  In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s Level 3 financial assets and liabilities that are required to be measured at fair value as of June 30, 2009 and December 31, 2008, which are classified as “Investment available for sale” and “Other long-term liabilities/Other accrued liabilities (short-term portion)” (in thousands):

	Total Carrying Value at June 30, 2009	Fair Value Measurements at June 30, 2009	Total Carrying Value at December 31, 2008	Fair Value Measurements at December 31, 2008
Investment available for sale	$15,887	$15,887	$7,828	$7,828
Derivative liability, not designated as a hedging instrument	(826)	(826)	(790)	(790)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended June 30, 2009 and 2008 (in thousands):
	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Investment available for sale	Derivative liability, not designated as a hedging instrument	Investment available for sale	Derivative liability, not designated as a hedging instrument
Balance at beginning of the reporting period	$11,973	$(929)	$12,527	$(1,199)
Total gains (losses) (realized or unrealized):
Included in earnings	42	(32)	37	(29)
Included in other comprehensive income (loss)	3,872	-	(853)	-
Transfers in or out of Level 3	-	-	-	-
Purchases, sales, issuances and settlements	-	135	-	103
Ending balance at June 30, 2009 and 2008	$15,887	$(826)	$11,711	$(1,125)

Gains (losses) included in earnings attributable to the change	Included in interest income	Included in interest expense	Included in interest income	Included in interest expense
in unrealized gains or losses relating to assets/liabilities
still held at the reporting date	$42	$(32)	$37	$(29)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the six months ended June 30, 2009 and 2008 (in thousands):
	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Investment available for sale	Derivative liability, not designated as a hedging instrument	Investment available for sale	Derivative liability, not designated as a hedging instrument
Balance at beginning of the year	$7,828	$(790)	$12,491	$(1,252)
Total gains (losses) (realized or unrealized):
Included in earnings	84	(171)	73	24
Included in other comprehensive income (loss)	7,975	-	(853)	-
Transfers in or out of Level 3	-	-	-	-
Purchases, sales, issuances and settlements	-	135	-	103
Ending balance at June 30, 2009 and 2008	$15,887	$(826)	$11,711	$(1,125)

Gains (losses) included in earnings attributable to the change	Included in interest income	Included in interest expense	Included in interest income	Included in interest expense
in unrealized gains or losses relating to assets/liabilities
still held at the reporting date	$84	$(171)	$73	$24

Comprehensive income for the three months ended June 30, 2009  and 2008 and the six months ended June 30, 2009 and 2008 was $8.9 million, $12.1 million, $16.8 million and $14.6 million, respectively.

DJW holds an investment in a single municipal bond issuance that is classified as available for sale and is recorded at fair value.  DJW is the only holder of this instrument and there is no quoted market price for this instrument.  The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and also on the fair value of the Peninsula Gaming Notes due to the PGL guaranty of DJL’s obligation under the minimum assessment agreement, adjusted for credit default differences between the two securities.  Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the member’s deficit section of the Company’s balance sheet.  The discount associated with this investment is netted with the investment on the balance sheet and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the statement of operations.

Under the indenture governing the DJW Notes, DJW must offer to buy back a portion of the DJW Notes on a semi-annual basis with 50% of Excess Cash Flow (as defined therein) at a premium of 7.5%. Such obligation was determined to be an embedded derivative and was fair valued and separated from the DJW Notes at date of issuance since it was not clearly and closely related to the DJW Notes.  The fair value of the put option was determined to be the present value of the estimated premium payments through the maturity date of the DJW Notes. The fair value is calculated using estimated future cash flows developed by the Company to estimate the portion of the DJW Notes that would be subject to the contingent put option, yields of comparable financial instruments, the remaining date to maturity of the DJW Notes and based on historical experience that the holders of the notes will elect to be paid the contingent put option. The fair value of the put option is revalued at the end of each reporting period with a corresponding charge (benefit) to interest expense.

In connection with the refinancing of the Company’s existing senior notes in August 2009, the DJW Notes were redeemed in full.  See Note 10 below for more information relating to such refinancing and redemption of the DJW Notes.

6. Commitments and Contingencies

Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as sole manager of the Company and as members of PGP, respectively.

In October 2003, EVD filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the St. Landry Parish School Board and the City of Opelousas regarding the payment of sales and use tax by EVD.   In July 2009, the sales and use tax dispute with St. Landry Parish and the City of Opelousas was settled.  As a result of the settlement, EVD recorded a credit to operating expenses, interest expense and property and equipment of $0.3 million, $0.3 million and $0.1 million, respectively, during the second quarter of 2009.

Neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

7. Related Party Transactions

During the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008, the Company paid distributions of $0.9 million, $1.3 million, $1.6 million and $2.1 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP’s development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions. In addition, during the three months ended June 30, 2009, the Company made a $10.0 million cash member distribution to PGP, which was subsequently re-contributed by PGP to the Company in July 2009.

During the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008, the Company expensed $0.1 million, $0.1 million, $0.2 million and $0.2 million, respectively, as affiliate management fees related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.2 million, $0.2 million, $0.4 million and $0.5 million in affiliate management fees payable to OEDA during the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008, respectively.

In accordance with a management services agreement between DJW and PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, DJW expensed management fees of $0.6 million, $0.7 million, $1.2 million and $1.2 million during the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008, respectively.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under such consulting agreement, the board member is entitled to a fee equal to 2.5% of EVD’s and DJW’s earnings before interest, taxes, depreciation, amortization and non-recurring charges during the preceding calendar year. In connection with this agreement, (i) EVD expensed $0.3 million, $0.3 million, $0.5 million and $0.5 million of affiliate management fees during the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008, respectively, and (ii) DJW expensed $0.2 million, $0.2 million, $0.4 million and $0.4 million of affiliate management fees for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008, respectively.

On a quarterly basis, the Company estimates the fair value of all incentive units granted under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) that have a put option and compares that value to the value of such incentive units at the date of grant. The value of the incentive units is primarily determined on a discounted cash flow basis discounted for a minority interest.  Any appreciation or depreciation in the value of the incentive units is expensed or credited to an expense based on the percentage of the grant vested. The Company expensed less than $0.1 million during the three months ended June 30, 2009 and $0.4 million during the six months ended June 30, 2009 with respect to these incentive units.  The Company recorded a credit to expense of $6.9 million and $4.9 million during the three months and the six months ended June 30, 2008 with respect to these incentive units.

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

The accounting policies for each segment are the same as those described in Note 2 above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Net Revenues From External Customers Three Months Ended June 30,		Net Revenues From External Customers Six Months Ended June 30,
	2009	2008	2009	2008
Diamond Jo Dubuque	$17,933	$10,466	$37,666	$20,091
Diamond Jo Worth	21,644	22,059	41,709	42,218
Evangeline Downs	33,866	36,348	66,038	69,641
Total	$73,443	$68,873	$145,413	$131,950

	Segment Operating Earnings Three Months Ended June 30, (1)		Segment Operating Earnings Six Months Ended June 30, (1)
	2009	2008	2009	2008
Diamond Jo Dubuque	$5,823	$3,455	$12,359	$6,303
Diamond Jo Worth	8,761	8,780	16,561	16,564
Evangeline Downs	9,803	10,624	19,588	21,522
Total Property Segment Operating Earnings (1)	24,387	22,859	48,508	44,389
General corporate	(1,527)	(1,312)	(3,142)	(2,343)
Total Segment Operating Earnings (1)	22,860	21,547	45,366	42,046
General corporate:
Non-cash equity based compensation	1	6,862	(418)	4,912
Depreciation and amortization	(29)	(11)	(56)	(23)
Affiliate management fees	(98)	(90)	(195)	(175)
Interest income	—	4	—	68
AB Casino Acquisition:
Development expense	(73)	—	(73)	—
Diamond Jo Dubuque:
Depreciation and amortization	(2,317)	(765)	(4,371)	(1,560)
Pre-opening expense	—	(32)	—	(87)
Development expense	—	649	—	641
Gain (loss) on disposal of assets	(8)	(55)	1	(48)
Interest expense, net	(3,689)	(2,311)	(7,287)	(4,829)
Diamond Jo Worth:
Depreciation and amortization	(1,850)	(2,296)	(4,035)	(4,424)
Pre-opening expense	—	—	—	(32)
Affiliate management fees	(861)	(872)	(1,625)	(1,654)
Loss on disposal of assets	(29)	(21)	(84)	(48)
Interest expense, net	(2,925)	(3,032)	(5,938)	(5,991)
Evangeline Downs:
Depreciation and amortization	(1,712)	(1,995)	(3,511)	(3,923)
Pre-opening expense	—	1	—	(8)
Development expense	(53)	(1)	(135)	(32)
Affiliate management fees	(462)	(505)	(919)	(1,008)
Gain (loss) on disposal of assets	93	(44)	58	(127)
Interest expense, net	(3,820)	(4,125)	(7,951)	(8,232)
Net income	$5,028	$12,908	$8,827	$15,466

(1)
Segment operating earnings is defined as net income plus non-cash equity based compensation, depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, and interest expense, net, less gain on disposal of assets. Segment operating earnings for the three and six months ended June 30, 2008 have been adjusted to exclude non-cash equity based compensation to conform with the presentation of the three and six months ended June 30, 2009.

	Total Assets
	June 30, 2009	December 31, 2008

General corporate	$1,477	$969
Diamond Jo Dubuque	182,623	192,999
Diamond Jo Worth	92,274	97,017
Evangeline Downs	151,034	146,291
AB Casino Acquisition	10,050	-
Total	$437,458	$437,276

	Cash Expenditures for Additions to Long-Lived Assets
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

General corporate	$153	$7
Diamond Jo Dubuque	15,007	17,232
Diamond Jo Worth	2,150	2,067
Evangeline Downs	3,775	6,087
Total	$21,085	$25,393

  9.             Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s investment and debt instruments at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Available for sale investment	$15,887	$15,887	$7,828	$7,828
8 3/4% senior secured notes	230,775	253,476	163,200	253,237
11% senior secured notes	105,078	109,542	105,116	111,258
13% senior notes	6,772	6,891	6,219	6,877
Senior secured credit facilities	38,200	38,200	30,500	30,500
Term loan	7,416	7,416	7,429	8,000
Notes payable, capital lease obligations and other financial instruments	4,204	4,145	7,128	6,958
Derivative liability	826	826	790	790
Obligation under Minimum Assessment Agreement	20,307	19,075	8,648	16,394

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and, for the investment available for sale, the fair value of the Peninsula Gaming Notes at June 30, 2009 and December 31, 2008.

  10.          Subsequent Events

On August 6, 2009, the Company and PGC, as co-issuers (collectively, the “Issuers”), issued $240.0 million in aggregate principal amount of 8 3⁄8% Senior Secured Notes due 2015 (the “PGL Secured Notes”) and $305.0 million in aggregate principal amount of 10 3⁄4% Senior Unsecured Notes due 2017 (the “PGL Unsecured Notes” and, together with the PGL Secured Notes, the “New PGL Notes”). The PGL Secured Notes and PGL Unsecured Notes were issued at a discount of $5.5 million and $7.9 million, respectively.  Interest on the New PGL Notes is due each August 15 and February 15, commencing February 15, 2010.  The PGL Secured Notes will mature on August 15, 2015. The PGL Unsecured Notes will mature on August 15, 2017.

The Company used or will use the net proceeds from the issuance of the New PGL Notes and cash on hand: (i) to redeem on September 5, 2009 all of the outstanding Peninsula Gaming Notes in an approximate amount (including call premium and accrued interest through but not including the redemption date) of $271.3 million; (ii) to redeem on August 7, 2009 all of the DJW Notes in an approximate amount (including call premium and accrued interest through but not including the redemption date) of $117.8 million; (iii) to irrevocably redeem on September 5, 2009 all of EVD’s outstanding 13% senior notes due 2010 (“EVD Notes”) in an approximate amount (including accrued interest and contingent interest through but not including the redemption date) of $7.4 million; (iv) to pay down outstanding advances under the PGL Credit Facility of approximately $25.6 million; (v) to pay related fees and expenses in connection with the foregoing transactions of approximately $16.2 million; and (vi) to fund the remaining purchase price under the Proposed Amelia Belle Transaction of $96.5 million, plus any required working capital adjustments.

In the event that the Proposed Amelia Belle Acquisition is not completed or the Purchase Agreement related thereto is terminated, in either case, on or prior to December 31, 2009, the Company will redeem $100.0 million in aggregate principal amount of the New PGL Notes on a pro rata basis at a redemption price equal to par, plus accrued and unpaid interest, if any, to the applicable redemption date.

As a result of the redemption of the Peninsula Gaming Notes, DJW Notes and EVD Notes, the Company will incur a loss of $22.4 million in the third quarter consisting of the write-off of deferred financing costs of $7.7 million, the payment of call premiums of $11.5 million, net interest of $2.0 million incurred during the irrevocable redemption period and write-off of bond discount of $2.0 million offset by the reduction in the liability related to DJW’s derivative associated with the DJW Notes of $0.8 million.

The PGL Secured Notes and the PGL Unsecured Notes are guaranteed on a senior secured basis and senior unsecured basis, respectively, by DJL, EVD and DJW (collectively the “Subsidiary Guarantors”).  It is contemplated that Amelia Belle will become a guarantor of the New PGL Notes and a borrower under the PGL Credit Facility upon consummation of the Proposed Amelia Belle Acquisition. The PGL Secured Notes and the related guarantees are secured by a security interest in the Company’s and the Subsidiary Guarantors’ respective existing and future assets (other than certain excluded assets) and by a limited recourse pledge of 100% of the equity interests of PGL by PGP. The security interest on the collateral that secures the PGL Secured Notes and the related guarantees are subject to the prior liens of the PGL Credit Facility. The PGL Unsecured Notes are effectively subordinated to the PGL Credit Facility, the PGL Secured Notes and other secured indebtedness to the extent of the collateral securing such indebtedness.

The indentures governing the New PGL Notes limits the Company’s ability to, among other things, incur more debt, pay dividends or make other distributions to PGP, redeem stock, make certain investments, create liens, enter into transactions with affiliates, merge or consolidate, and transfer or sell assets.

The New PGL Notes do not limit the Company’s ability to transfer assets between the Company and the Subsidiary Guarantors.  Under the indentures governing the New PGL Notes, the Company is allowed, subject to certain conditions and limitations set forth therein, to make payments and distributions to PGP, including in respect of (i) certain consulting and financial advisory services related to PGP development, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP, and (iii) tax, accounting, legal and administrative costs and expenses of PGP. In addition, the Company can pay dividends or make other distributions to PGP, in addition to the distributions above, if the combined interest coverage ratio of the Company and the Subsidiary Guarantors is not less than 2.0 to 1.0 for the immediately preceding ended four full fiscal quarters and subject to certain aggregate net income and cash proceeds received from the sale of equity interest limits.  On the issue date of the New PGL Notes, all of the Company’s net assets were restricted except for $25.0 million.

In addition, the Company is permitted under the New PGL Indenture to incur additional indebtedness if at the time of incurrence of such indebtedness the combined interest coverage ratio of the Company and the Subsidiary Guarantors is not less than 2.0 to 1.0 for the immediately preceding four full fiscal quarters, determined on a pro forma basis as if such additional indebtedness had been incurred and the proceeds thereof applied at the beginning of such period.  Without limitation to the requirements of the immediately preceding sentence, the Company is also permitted to incur additional secured indebtedness if at the time of incurrence of any such secured indebtedness the secured leverage ratio of the Company would not be greater than 2.0 to 1.0, determined on a pro forma basis as if such additional secured indebtedness had been incurred and the proceeds thereof applied at the beginning of such period.

On August 6, 2009, the Company and Wells Fargo Foothill, Inc., as agent under the PGL Credit Facility, entered into a consent and waiver under the PGL Credit Facility which, among other things, consented to (i) the issuance of the New PGL Notes, (ii) the redemption of the Peninsula Gaming Notes, the DJW Notes and the EVD Notes, (iii) the acquisition of Amelia Belle and (iv) the joinder of PGL, DJW and, upon acquisition, Amelia Belle, as borrowers under the PGL Credit Facility.

In connection with the issuance of the New PGL Notes in August 2009, the DJW Credit Facility was terminated and an outstanding letter of credit in an approximate amount of $0.7 million was replaced with a letter of credit issued under the PGL Credit Facility.  In addition, in August 2009, the City Bonds were distributed by DJW to PGP and subsequently contributed back by PGP to DJW.

  11.           Consolidating Financial Statements

As of June 30, 2009, the Company, DJL and PGC (which has no assets or operations) were co-issuers of the Peninsula Gaming Notes, EVD was a guarantor of the Peninsula Gaming Notes, and the equity of DJL and EVD was pledged as collateral securing the obligations under the Peninsula Gaming Notes. In July 2005, in connection with the offering of the DJW Notes, DJW was designated as an “unrestricted subsidiary” under the indenture governing the Peninsula Gaming Notes and the liens on the assets and equity of DJW under the Peninsula Gaming Notes were released. In addition, AB Acquisition, a restricted subsidiary of DJW, is designated as an “unrestricted subsidiary” under the Peninsula Gaming Notes and, together with DJW, are considered “subsidiary non-guarantors” under the Peninsula Gaming Notes.  Consolidating financial information of the co-issuers, the guarantor and the non-guarantors is presented on the following pages.

CONSOLIDATING BALANCE SHEETS

	At June 30, 2009
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(3)	$4,963	$6,912	$10,528		$22,400
Restricted cash-purse settlements			7,506			7,506
Accounts receivable	4	2,524	3,532	588		6,648
Receivables from affiliates		1,862	99	77	$(1,863)	175
Inventories		567	535	548		1,650
Prepaid expenses and other assets	93	794	811	557		2,255
Total current assets	94	10,710	19,395	12,298	(1,863)	40,634
PROPERTY AND EQUIPMENT, NET	488	107,199	93,278	56,446		257,411
OTHER ASSETS:
Investment in subsidiaries	(45,515)				45,515
Deferred financing costs	243	11,270	3,525	2,617		17,655
Goodwill		53,083				53,083
Licenses and other intangibles			34,734	5,000		39,734
Deposits and other assets	652	2,223	102	10,077		13,054
Investment available for sale				15,887		15,887
Total other assets	(44,620)	66,576	38,361	33,581	45,515	139,413
TOTAL	$(44,038)	$184,485	$151,034	$102,325	$43,652	$437,458

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$32	$870	$3,426	$385		$4,713
Construction payable		43	167	776		986
Purse settlement payable			9,764			9,764
Accrued payroll and payroll taxes	1,595	1,435	1,352	1,144		5,526
Accrued interest		2,103	3,157	2,528		7,788
Other accrued expenses	465	2,758	4,665	3,019		10,907
Payable to affiliates			3,839	2,039	$(1,863)	4,015
Current maturities of long-term debt and leases		3,486	573	165		4,224
Total current liabilities	2,092	10,695	26,943	10,056	(1,863)	47,923
LONG-TERM LIABILITIES
8 3/4% senior secured notes, net of discount		101,947	151,529			253,476
11% senior secured notes, net of discount				109,542		109,542
13% senior notes, net of discount			6,891			6,891
Senior secured credit facilities		38,200				38,200
Term loan		5,952				5,952
Notes and leases payable, net of discount		236	583			819
Obligation under Minimum Assessment Agreement		19,075				19,075
Other liabilities	72	466		1,244		1,782
Total long-term liabilities	72	165,876	159,003	110,786		435,737
Total liabilities	2,164	176,571	185,946	120,842	(1,863)	483,660

MEMBER’S EQUITY (DEFICIT)	(46,202)	7,914	(34,912)	(18,517)	45,515	(46,202)
TOTAL	$(44,038)	$184,485	$151,034	$102,325	$43,652	$437,458

	At December 31, 2008
	Parent Co-Issuer — PGL	Subsidiary Co-Issuer — DJL	Subsidiary Guarantor — EVD	Subsidiary Non-Guarantor —DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(38)	$9,704	$7,418	$21,621		$38,705
Restricted cash-purse settlements			5,013			5,013
Accounts receivable	1	3,487	1,113	437		5,038
Receivables from affiliates	5	1,585	138	133	$(1,590)	271
Inventories		449	330	420		1,199
Prepaid expenses and other assets	39	710	753	418		1,920
Total current assets	7	15,935	14,765	23,029	(1,590)	52,146
PROPERTY AND EQUIPMENT, NET	511	110,934	92,740	58,969		263,154
OTHER ASSETS:
Investment in subsidiaries	(50,908)				50,908
Deferred financing costs		11,837	4,195	3,142		19,174
Goodwill		53,083				53,083
Licenses and other intangibles			34,488	4,018		38,506
Deposits and other assets	456	2,795	103	31		3,385
Investment available for sale				7,828		7,828
Total other assets	(50,452)	67,715	38,786	15,019	50,908	121,976
TOTAL	$(49,934)	$194,584	$146,291	$97,017	$49,318	$437,276

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$71	$805	$2,988	$744		$4,608
Construction payable	120	11,980	105	119		12,324
Purse settlement payable			6,804			6,804
Accrued payroll and payroll taxes	1,700	1,263	1,289	852		5,104
Accrued interest		2,077	3,168	2,570		7,815
Other accrued expenses	82	2,945	5,105	2,255		10,387
Payable to affiliates			3,201	1,964	$(1,590)	3,575
Current maturity of long-term debt and leases		5,266	572	2,654		8,492
Total current liabilities	1,973	24,336	23,232	11,158	(1,590)	59,109
LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount		101,851	151,386			253,237
11% senior secured notes, net of discount				111,258		111,258
13% senior notes, net of discount			6,877			6,877
Senior secured credit facilities		28,500				28,500
Term loan		6,697				6,697
Notes and leases payable, net of discount		580	594	55		1,229
Obligation under Minimum Assessment Agreement		16,394				16,394
Other liabilities	76	4,695		1,187		5,958
Total long-term liabilities	76	158,717	158,857	112,500		430,150
Total liabilities	2,049	183,053	182,089	123,658	(1,590)	489,259

MEMBER’S EQUITY (DEFICIT)	(51,983)	11,531	(35,798)	(26,641)	50,908	(51,983)
TOTAL	$(49,934)	$194,584	$146,291	$97,017	$49,318	$437,276

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2009
	Parent	Subsidiary	Subsidiary
	Co-Issuer -	Co-Issuer -	Guarantor -	Subsidiary Non-	Consolidat-ing
(in thousands)	PGL	DJL	EVD	Guarantors	Adjustments	Consolidated

REVENUES:
Casino		$17,590	$25,920	$20,388		$63,898
Racing			5,828			5,828
Video poker			1,395			1,395
Food and beverage		1,972	3,156	1,087		6,215
Affiliate management fee income		652			$(652)
Other		583	367	1,767		2,717
Less promotional allowances		(2,212)	(2,800)	(1,598)		(6,610)
Total net revenues		18,585	33,866	21,644	(652)	73,443

EXPENSES:
Casino		7,039	12,390	7,131		26,560
Racing			5,041			5,041
Video poker			1,034			1,034
Food and beverage		1,466	1,984	819		4,269
Other		343	80	1,550		1,973
Selling, general and administrative	$558	3,262	3,534	3,383	968	11,705
Depreciation and amortization	29	2,317	1,712	1,850		5,908
Development expense			53	73		126
Affiliate management fees	98		1,114	861	(652)	1,421
Loss (gain) on disposal of assets		8	(93)	29		(56)
Corporate expense allocation		322	324	322	(968)
Total expenses	685	14,757	27,173	16,018	(652)	57,981

INCOME (LOSS) FROM OPERATIONS	(685)	3,828	6,693	5,626		15,462

OTHER INCOME (EXPENSE):
Interest income		(3)	5	497		499
Interest expense		(3,686)	(3,825)	(3,422)		(10,933)
Income from equity investment in subsidiaries	5,713				(5,713)
Total other income (expense)	5,713	(3,689)	(3,820)	(2,925)	(5,713)	(10,434)
NET INCOME	$5,028	$139	$2,873	$2,701	$(5,713)	$5,028

	Three Months Ended June 30, 2008
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$10,687	$27,496	$20,480		$58,663
Racing			6,399			6,399
Video poker			1,598			1,598
Food and beverage		635	2,785	1,012		4,432
Affiliate management fee income		708			$(708)
Other		567	390	2,232		3,189
Less promotional allowances		(1,423)	(2,320)	(1,665)		(5,408)
Total net revenues		11,174	36,348	22,059	(708)	68,873

EXPENSES:
Casino		4,593	13,177	7,139		24,909
Racing			5,253			5,253
Video poker			1,203			1,203
Food and beverage		547	2,071	815		3,433
Other		3	70	2,008		2,081
Selling, general and administrative	$(1,274)	1,868	3,950	3,317	(4,276)	3,585
Depreciation and amortization	11	765	1,995	2,296		5,067
Pre-opening expense		32	(1)			31
Development expense		(649)	1			(648)
Affiliate management fees	90		1,213	872	(708)	1,467
Loss on disposal of assets		55	44	21		120
Corporate expense allocation		(1,425)	(1,426)	(1,425)	4,276
Total expenses	(1,173)	5,789	27,550	15,043	(708)	46,501

INCOME FROM OPERATIONS	1,173	5,385	8,798	7,016		22,372

OTHER INCOME (EXPENSE):
Interest income	4	7	61	536		608
Interest expense, net of amounts capitalized		(2,318)	(4,186)	(3,568)		(10,072)
Income from equity investment in subsidiaries	11,731				(11,731)
Total other income (expense)	11,735	(2,311)	(4,125)	(3,032)	(11,731)	(9,464)
NET INCOME	$12,908	$3,074	$4,673	$3,984	$(11,731)	$12,908

	Six Months Ended June 30, 2009
	Parent	Subsidiary	Subsidiary
	Co-Issuer -	Co-Issuer -	Guarantor -	Subsidiary Non-	Consolidat-ing
(in thousands)	PGL	DJL	EVD	Guarantors	Adjustments	Consolidated

REVENUES:
Casino		$36,786	$53,243	$39,626		$129,655
Racing			8,854			8,854
Video poker			2,979			2,979
Food and beverage		4,209	5,550	2,234		11,993
Affiliate management fee income		1,288			$(1,288)
Other		1,264	766	3,028		5,058
Less promotional allowances		(4,593)	(5,354)	(3,179)		(13,126)
Total net revenues		38,954	66,038	41,709	(1,288)	145,413

EXPENSES:
Casino		14,560	25,385	14,005		53,950
Racing			7,925			7,925
Video poker			2,096			2,096
Food and beverage		3,125	3,674	1,771		8,570
Other		729	144	2,584		3,457
Selling, general and administrative	$1,346	6,893	7,226	6,788	2,214	24,467
Depreciation and amortization	56	4,371	3,511	4,035		11,973
Development expense			135	73		208
Affiliate management fees	195		2,207	1,625	(1,288)	2,739
Loss (gain) on disposal of assets		(1)	(58)	84		25
Corporate expense allocation		740	734	740	(2,214)
Total expenses	1,597	30,417	52,979	31,705	(1,288)	115,410

INCOME (LOSS) FROM OPERATIONS	(1,597)	8,537	13,059	10,004		30,003

OTHER INCOME (EXPENSE):
Interest income		(3)	10	1,000		1,007
Interest expense		(7,284)	(7,961)	(6,938)		(22,183)
Income from equity investment in subsidiaries	10,424				(10,424)
Total other income (expense)	10,424	(7,287)	(7,951)	(5,938)	(10,424)	(21,176)
NET INCOME	$8,827	$1,250	$5,108	$4,066	$(10,424)	$8,827

	Six Months Ended June 30, 2008
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$20,148	$55,562	$39,373		$115,083
Racing			9,716			9,716
Video poker			3,156			3,156
Food and beverage		1,203	5,017	1,968		8,188
Affiliate management fee income		1,395			$(1,395)
Other		1,244	804	3,833		5,881
Less promotional allowances		(2,504)	(4,614)	(2,956)		(10,074)
Total net revenues		21,486	69,641	42,218	(1,395)	131,950

EXPENSES:
Casino		9,032	26,052	14,005		49,089
Racing			8,162			8,162
Video poker			2,329			2,329
Food and beverage		1,099	3,650	1,581		6,330
Other		7	130	3,366		3,503
Selling, general and administrative	$(420)	3,650	7,796	6,702	(2,149)	15,579
Depreciation and amortization	23	1,560	3,923	4,424		9,930
Pre-opening expense		87	8	32		127
Development expense		(641)	32			(609)
Affiliate management fees	175		2,403	1,654	(1,395)	2,837
Loss on disposal of assets		48	127	48		223
Corporate expense allocation		(718)	(713)	(718)	2,149
Total expenses	(222)	14,124	53,899	31,094	(1,395)	97,500

INCOME FROM OPERATIONS	222	7,362	15,742	11,124		34,450

OTHER INCOME (EXPENSE):
Interest income	68	45	135	1,104		1,352
Interest expense, net of amounts capitalized		(4,874)	(8,367)	(7,095)		(20,336)
Income from equity investment in subsidiaries	15,176				(15,176)
Total other income (expense)	15,244	(4,829)	(8,232)	(5,991)	(15,176)	(18,984)
NET INCOME	$15,466	$2,533	$7,510	$5,133	$(15,176)	$15,466

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2009
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantors	Consolidating Adjustments		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,827	$1,250	$5,108	$4,066		$(10,424)	$8,827
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	56	4,371	3,511	4,035			11,973
Non-cash interest		1,356	827	522			2,705
Non-cash equity based and other compensation	613						613
Corporate expense allocation	(2,214)	740	734	740
(Gain) loss on disposal of assets		(1)	(58)	84			25
Income from equity investment in subsidiaries	(10,424)					10,424
Changes in operating assets and liabilities:
Restricted cash — purse settlements			(2,493)				(2,493)
Receivables	(3)	24	(2,419)	(151)			(2,549)
Receivables from affiliates	5	(328)	39	56		228
Payable to affiliates			584	166		(228)	522
Inventories		(118)	(205)	(128)			(451)
Prepaid expenses and other assets	(55)	1,071	(57)	(185)			774
Accounts payable	(39)	(346)	3,229	(150)			2,694
Accrued expenses	39	473	(743)	1,071			840
Net cash flows from operating activities	(3,195)	8,492	8,057	10,126			23,480
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(195)						(195)
Business acquisition and licensing costs			(246)	(1,000)			(1,246)
Deposit under purchase agreement				(10,000)			(10,000)
Construction project development costs		(13,480)	(1,574)				(15,054)
Purchase of property and equipment	(153)	(1,527)	(1,955)	(1,150)			(4,785)
Proceeds from sale of property and equipment		509	126	34			669
Net cash flows from investing activities	(348)	(14,498)	(3,649)	(12,116)			(30,611)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(8)	(9)					(17)
Principal payments on debt		(2,870)	(11)	(2,341)			(5,222)
Proceeds from senior secured credit facilities		29,700					29,700
Payments on senior secured credit facilities		(20,000)		(2,000)			(22,000)
Member contributions (distributions)	3,586	(5,556)	(4,903)	(4,762)			(11,635)
Net cash flows from financing activities	3,578	1,265	(4,914)	(9,103)			(9,174)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35	(4,741)	(506)	(11,093)			(16,305)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(38)	9,704	7,418	21,621			38,705
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(3)	$4,963	$6,912	$10,528	$		$22,400

	Six Months Ended June 30, 2008
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 15,466	$ 2,533	$ 7,510	$ 5,133	$ (15,176)	$ 15,466
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	23	1,560	3,923	4,424		9,930
Non-cash interest		1,062	948	520		2,530
Non-cash equity based and other compensation	(4,737)					(4,737)
Corporate expense allocation	2,149	(718)	(713)	(718)
Loss on disposal of assets		48	127	48		223
Income from equity investment in subsidiaries	(15,176)				15,176
Changes in operating assets and liabilities:
Restricted cash — purse settlements			(2,524)			(2,524)
Receivables		(9)	(2,131)	178		(1,962)
Receivables from affiliates		(15)	(60)	(80)	155
Payables to affiliates			328	(832)	(155)	(659)
Inventories		(25)	(13)	(57)		(95)
Prepaid expenses and other assets	(13)	(1,038)	(3)	(46)		(1,100)
Accounts payable	4	378	4,288	133		4,803
Accrued expenses	(306)	(1,475)	392	(461)		(1,850)
Net cash flows from operating activities	(2,590)	2,301	12,072	8,242		20,025
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(104)					(104)
Business acquisition and licensing costs			(258)	(1,000)		(1,258)
Construction project development costs		(16,697)	(3,354)			(20,051)
Purchase of property and equipment	(7)	(535)	(2,475)	(1,067)		(4,084)
Net cash flows from investing activities	(111)	(17,232)	(6,087)	(2,067)		(25,497)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(87)	(32)	(40)		(159)
Principal payments on debt		(7)	(10)	(2,866)		(2,883)
Proceeds from senior credit facilities		3,500		1,000		4,500
Payments on senior credit facilities		(3,500)		(1,000)		(4,500)
Proceeds from term loan		1,023				1,023
Member contributions (distributions)	(9,215)	17,818	(9,218)	(1,518)		(2,133)
Net cash flows from financing activities	(9,215)	18,747	(9,260)	(4,424)		(4,152)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,916)	3,816	(3,275)	1,751		(9,624)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,908	4,606	11,834	13,752		42,100
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ (8)	$ 8,422	$ 8,559	$ 15,503	$	$ 32,476

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Forward Looking Statements

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the words “may,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to, but not limited to, unforeseen developments, including developments relating to the following:

·
the availability and adequacy of our cash flows to satisfy our obligations, including payment obligations under the New PGL Notes and the PGL Credit Facility and additional funds required to support capital improvements and development;

·	economic, competitive, demographic, business and other conditions in our local and regional markets;

·	changes or developments in the laws, regulations or taxes in the gaming and horse racing industry;

·
actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, members and shareholders, as well as legislative, regulatory, judicial and other governmental authorities;

·
changes in business strategy, capital improvements, development plans, including those due to environmental remediation concerns, or changes in personnel or their compensation, including federal, state and local minimum wage requirements;

·	the loss of any license or permit, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis;

·
the loss of the ability of DJL or DJW to conduct their respective gaming operations in the event the electorates in Dubuque County and Worth County, respectively, do not vote to continue gaming in Dubuque County and Worth County, Iowa, respectively;

·	the termination of our operating agreement with the DRA and/or the WCDA or the failure of the DRA and/or the WCDA to continue as our “qualified sponsoring organization;”

·	the loss of our facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

·	changes in federal or state tax obligations;

·
potential exposure to environmental liabilities, changes or developments in the laws, regulations or taxes in the gaming or horse racing industry or a decline in the public acceptance of gaming or horse racing and other unforeseen difficulties associated with our operations;

·	adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of DJL, EVD and DJW; and

·	other factors discussed in our other filings with the SEC.

        Overview

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 987 slot machines and 18 table games and 5 poker tables, which commenced operations at its new facility in December 2008, (ii) the Evangeline Downs racino in Opelousas, Louisiana with 1,424 slot machines and a one-mile dirt and 7/8 mile turf horse racetrack and four OTBs located throughout south central Louisiana and (iii) the Diamond Jo Worth casino in Worth County, Iowa with 957 slot machines, 22 table games and 7 poker tables which opened to the public in April 2006 and subsequently expanded in April 2007.

Results of Operations

Our results of operations discussed below include the consolidated results of operations of the Company, DJL, EVD and DJW for the three and six months ended June 30, 2009 and 2008.

Statement of Operations Data

INCOME (LOSS) FROM OPERATIONS:	Three Months Ended June 30,
(in thousands)	2009	2008
General corporate	$(1,653)	$5,449
Diamond Jo	3,498	3,252
Evangeline Downs	7,669	8,080
Diamond Jo Worth	6,021	5,591
AB Casino Acquisition	(73)	-
Income from operations	$15,462	$22,372

	Diamond Jo Three Months Ended June 30,		Evangeline Downs Three Months Ended June 30,		Diamond Jo Worth Three Months Ended June 30,
(in thousands)	2009	2008	2009	2008	2009	2008
REVENUES:
Casino	$17,590	$10,687	$25,920	$27,496	$20,388	$20,480
Racing			5,828	6,399
Video poker			1,395	1,598
Food and beverage	1,972	635	3,156	2,785	1,087	1,012
Other	583	567	367	390	1,767	2,232
Less promotional allowances	(2,212)	(1,423)	(2,800)	(2,320)	(1,598)	(1,665)
Net revenues	17,933	10,466	33,866	36,348	21,644	22,059
EXPENSES:
Casino	7,039	4,593	12,390	13,177	7,131	7,139
Racing			5,041	5,253
Video poker			1,034	1,203
Food and beverage	1,466	547	1,984	2,071	819	815
Other	343	3	80	70	1,550	2,008
Selling, general and administrative	3,262	1,868	3,534	3,950	3,383	3,317
Depreciation and amortization	2,317	765	1,712	1,995	1,850	2,296
Pre-opening expense		32		(1)
Development expense		(649)	53	1
Loss (gain) on disposal of assets	8	55	(93)	44	29	21
Affiliate management fees			462	505	861	872
Total expenses	14,435	7,214	26,197	28,268	15,623	16,468
Income from operations	$3,498	$3,252	$7,669	$8,080	$6,021	$5,591

Three months ended June 30, 2009 compared to three months ended June 30, 2008

DJL’s casino revenues increased by $6.9 million, or 64%, to $17.6 million for the three months ended June 30, 2009 from $10.7 million for the three months ended June 30, 2008 due to the opening of its new land-based casino. DJL’s slot revenue increased to $16.0 million for the three months ended June 30, 2009 from $10.0 million for the three months ended June 30, 2008, and DJL’s table game revenue increased to $1.6 million for the three months ended June 30, 2009 compared to $0.7 million for the three months ended June 30, 2008.

EVD’s casino revenues declined $1.6 million to $25.9 million for the three months ended June 30, 2009 from $27.5 million for the three months ended June 30, 2008.  Approximately $1.3 million of the decline occurred in June 2009 compared to June 2008 as a result of fewer visitors and less amount spent per visit during the month. In July 2009, EVD saw June’s trend reverse as evidenced by a 5% increase in casino revenue over July 2008.

DJW’s casino revenues decreased slightly to $20.4 million for the three months ended June 30, 2009 from $20.5 million for the three months ended June 30, 2008.  DJW’s slot revenue decreased $0.2 million to $18.6 million for the three months ended June 30, 2009 from $18.8 million for the three months ended June 30, 2008, and DJW’s table game revenue increased $0.1 million to $1.8 million for the three months ended June 30, 2009 compared to $1.7 million for the three months ended June 30, 2008.

Promotional allowances as a percentage of casino revenues at EVD increased to 10.8% for the three months ended June 30, 2009 from 8.4% for the three months ended June 30, 2008, which is primarily due to (i) a $0.3 million increase in the dollar amount of beverage complimentaries on the casino floor which is due primarily to a price increase on beverages as well as an increased focus on beverage service on the casino floor and (ii) a $0.2 million increase due to the introduction of new direct mail programs designed to stimulate increased business.

Casino operating expenses increased $1.7 million to $26.6 million for the three months ended June 30, 2009 from $24.9 million for the three months ended June 30, 2008 due primarily to a $2.5 million increase at DJL related to the opening of its new land-based casino.  Casino operating expenses as a percentage of casino revenues declined at DJL due to a more efficient casino floor layout at DJL’s new land-based casino and certain fixed costs on a larger casino revenue volume.  The increase at DJL was partially offset by a $0.8 million decrease in casino operating expenses at EVD primarily due to a decrease in gaming taxes associated with the decrease in casino revenues.

Racing revenues at EVD for the three months ended June 30, 2009 decreased 9% to $5.8 million compared to $6.4 million for the three months ended June 30, 2008. The Company believes this decrease is consistent with an industry trend of decreased wagering on horse racing throughout the United States.

Food and beverage revenues increased $1.8 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due primarily to a 211%, or $1.3 million, increase in food and beverage revenues at DJL related to the opening of its new land-based casino.  In addition, food and beverage revenues at EVD increased 13%, or $0.4 million, due primarily to an increase in pricing and an increase in the number of complimentary beverages served as discussed above.

Other revenues decreased $0.5 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due primarily to a decrease in convenience store revenues at DJW resulting from lower fuel prices over the second quarter of 2008.  Consistent with this decrease in gasoline sales, DJW realized a decrease in other expenses.  In addition, during the three months ended June 30, 2009, DJL had other revenues of approximately $0.4 million related to the opening of its new 30-lane bowling center and event center in December 2008.  DJL also incurred approximately $0.3 million of other expenses related to these amenities.  During the three months ended June 30, 2008, DJL recorded approximately $0.5 million in other revenue associated with the DRA contractual obligation under its operating agreement to pay DJL $0.33 for each $1.00 reduction in DJL’s adjusted gross receipts.  The income associated with the DRA agreement terminated in December 2008 upon the opening of DJL’s new land-based casino.

Selling, general and administrative expenses increased $8.1 million to $11.7 million for the three months ended June 30, 2009 from $3.6 million for the three months ended June 30, 2008. This increase was primarily due to a $7.1 million increase in corporate selling, general and administrative expenses primarily due to a $6.9 million credit to non-cash expense in the second quarter of 2008 associated with PGP incentive units previously granted to certain executive officers of the Company.  The value of the incentive units is adjusted each quarter to their intrinsic value and the credit in 2008 was reflective of the overall decline in gaming industry values in 2008. In addition, DJL selling, general and administrative expenses increased $1.4 million related to expenses associated with operations directly related to costs associated with the operation of its new, larger casino facility.  This increase at DJL includes approximately $0.8 million related to DJL’s obligation under its operating agreement with the DRA to pay the DRA 4.5% of its adjusted gross gaming receipts from the opening date of DJL’s new land-based casino.

Depreciation and amortization expenses increased $0.8 million to $5.9 million for the three months ended June 30, 2009 from $5.1 million for the three months ended June 30, 2008 due to an increase of $1.5 million at DJL related to the impact of the depreciation on the assets associated with DJL’s new land-based casino.  This increase was partially offset by decreases in depreciation and amortization expenses at DJW and EVD of $0.4 million and $0.3 million, respectively, primarily related to assets that have reached their useful lives after the first quarter of 2009.

Development expenses for the three months ended June 30, 2009 and 2008 were $0.1 million and $(0.6) million, respectively.  In June 2008, DJL and the Historical Society reached an amended agreement pursuant to which DJL would arrange for the sale of its riverboat with the proceeds thereof to be split evenly between DJL and the Historical Society while the prior agreement required DJL to donate the riverboat to the Historical Society.  Based on this amended agreement, DJL reduced its outstanding obligation to the Historical Society by 50% of the expected proceeds to be received upon the sale of the Diamond Jo vessel with a corresponding credit to development expense on the Company’s statement of operations.

Affiliate management fees of $1.4 million and $1.5 million for the three months ended June 30, 2009 and 2008, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW.

Interest expense, net of amounts capitalized, increased $0.9 million primarily due to an increase in interest expense at DJL in connection with additional debt incurred related to the financing of its new land-based casino of approximately $0.8 million.  In addition, interest expense of approximately $0.6 million was capitalized as part of the casino development and other construction projects during the three months ended June 30, 2008.

INCOME (LOSS) FROM OPERATIONS:	Six Months Ended June 30,
(in thousands)	2009	2008
General corporate	$(3,811)	$2,371
Diamond Jo	7,989	5,249
Evangeline Downs	15,081	16,424
Diamond Jo Worth	10,817	10,406
AB Casino Acquisition	(73)	-
Income from operations	$30,003	$34,450

	Diamond Jo Six Months Ended June 30,		Evangeline Downs Six Months Ended June 30,		Diamond Jo Worth Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008	2009	2008
REVENUES:
Casino	$36,786	$20,148	$53,243	$55,562	$39,626	$39,373
Racing			8,854	9,716
Video poker			2,979	3,156
Food and beverage	4,209	1,203	5,550	5,017	2,234	1,968
Other	1,264	1,244	766	804	3,028	3,833
Less promotional allowances	(4,593)	(2,504)	(5,354)	(4,614)	(3,179)	(2,956)
Net revenues	37,666	20,091	66,038	69,641	41,709	42,218
EXPENSES:
Casino	14,560	9,032	25,385	26,052	14,005	14,005
Racing			7,925	8,162
Video poker			2,096	2,329
Food and beverage	3,125	1,099	3,674	3,650	1,771	1,581
Other	729	7	144	130	2,584	3,366
Selling, general and administrative	6,893	3,650	7,226	7,796	6,788	6,702
Depreciation and amortization	4,371	1,560	3,511	3,923	4,035	4,424
Pre-opening expense		87		8		32
Development expense		(641)	135	32
Loss (gain) on disposal of assets	(1)	48	(58)	127	84	48
Affiliate management fees			919	1,008	1,625	1,654
Total expenses	29,677	14,842	50,957	53,217	30,892	31,812
Income from operations	$7,989	$5,249	$15,081	$16,424	$10,817	$10,406

Six months ended June 30, 2009 compared to six months ended June 30, 2008

DJL’s casino revenues increased by $16.7 million, or 83%, to $36.8 million for the six months ended June 30, 2009 from $20.1 million for the six months ended June 30, 2008 due to the opening of its new land-based casino. DJL’s slot revenue increased to $33.5 million for the six months ended June 30, 2009 from $18.7 million for the six months ended June 30, 2008 and DJL’s table game revenue increased to $3.3 million for the six months ended June 30, 2009 compared to $1.4 million for the six months ended June 30, 2008.  In April 2009, the Dubuque Racing Association ("DRA") completed the renovation of its Mystique casino (formerly the Dubuque Greyhound Park and Casino).  The renovation includes a remodeled buffet, a new steakhouse restaurant, an entertainment facility and additional gaming space.

EVD’s casino revenues declined to $53.2 million for the six months ended June 30, 2009 from $55.6 million for the six months ended June 30, 2008.  This decrease is primarily attributed to a decrease in the number of visitors as well as a decrease in the amount spent per visitor during the month of June 2009 compared to June 2008 as well as disruptions on the casino gaming floor as a result of EVD’s $3.7 million casino floor renovation which began at the end of 2008 and was completed in April 2009.  This renovation included, among other things, the purchase of 100 new slot machines, new slot signage and new carpeting as well as an overall redesign of the casino floor layout to provide more space for patrons.

DJW’s casino revenues increased $0.2 million to $39.6 million for the six months ended June 30, 2009 from $39.4 million for the six months ended June 30, 2008.  DJW’s slot revenue increased $0.4 million to $36.4 million for the six months ended June 30, 2009 from $36.0 million for the six months ended June 30, 2008, and DJW’s table game revenue decreased $0.2 million to $3.2 million for the six months ended June 30, 2009 compared to $3.4 million for the six months ended June 30, 2008.

Promotional allowances as a percentage of casino revenues at EVD increased to 10.1% for the six months ended June 30, 2009 from 8.3% for the six months ended June 30, 2008, primarily due to (i) a $0.3 million increase in the dollar amount of beverage complimentaries on the casino floor which is due primarily to a price increase on beverages as well as an increased focus on beverage service on the casino floor and (ii) a $0.4 million increase due to the introduction of new direct mail programs designed to stimulate increased business.

Casino operating expenses increased $4.8 million to $53.9 million for the six months ended June 30, 2009 from $49.1 million for the six months ended June 30, 2008 due primarily to a $5.5 million increase at DJL related to the opening of its new land-based casino.  Casino operating expenses as a percentage of casino revenues declined at DJL due to a more efficient casino floor layout at DJL’s new land-based casino and certain fixed costs on a larger casino revenue volume.  The increase at DJL was partially offset by a $0.7 million decrease in casino operating expenses at EVD primarily due to a decrease in gaming taxes associated with the decrease in casino revenues.

Racing revenues at EVD for the six months ended June 30, 2009 decreased 8% to $8.9 million compared to $9.7 million for the six months ended June 30, 2008. The Company believes this decrease is consistent with an industry trend of decreased wagering on horse racing throughout the United States.

Food and beverage revenues increased $3.8 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due primarily to a 250%, or $3.0 million, increase in food and beverage revenues at DJL related to the opening of its new land-based casino.  In addition, food and beverage revenues at EVD increased 11%, or $0.5 million, due primarily to an increase in pricing and an increase in the number of complimentary beverages served as discussed above.

Other revenues decreased $0.8 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due primarily to a decrease in convenience store revenues at DJW resulting from lower fuel prices over 2008.  Consistent with this decrease in gasoline sales, DJW realized a decrease in other expenses.  In addition, during the six months ended June 30, 2009, DJL had other revenues of approximately $0.9 million related to the opening of its new 30-lane bowling center and event center in December 2008.  DJL also incurred approximately $0.6 million of other expenses related to these amenities.  During the six months ended June 30, 2008, DJL recorded approximately $1.1 million in other revenue associated with the DRA’s contractual obligation under its operating agreement to pay DJL $0.33 for each $1.00 reduction in DJL’s adjusted gross receipts.  The income associated with the DRA agreement terminated in December 2008 upon the opening of DJL’s new land-based casino.

Selling, general and administrative expenses increased $8.9 million to $24.5 million for the six months ended June 30, 2009 from $15.6 million for the six months ended June 30, 2008.  This increase was primarily due to a $6.1 million increase in corporate selling, general and administrative expenses primarily due to a $4.9 million credit to non-cash expense for the six months ended June 30, 2008 compared to a $0.4 million expense for the six months ended June 30, 2009 associated with PGP incentive units previously granted to certain executive officers of the Company offset by a $0.8 million increase in salaries and other general corporate expenses.  The value of the incentive units is adjusted each quarter to their intrinsic value and the credit in 2008 was reflective of the overall decline in gaming industry values in 2008. In addition, DJL selling, general and administrative expenses increased $3.2 million related to expenses associated with operations directly related to costs associated with the operation of its new, larger casino facility.  This increase at DJL includes approximately $1.7 million related to DJL’s obligation under its operating agreement with the DRA to pay the DRA 4.5% of its adjusted gross gaming receipts from the opening date of DJL’s new land-based casino.

Depreciation and amortization expenses increased $2.1 million to $12.0 million for the six months ended June 30, 2009 from $9.9 million for the six months ended June 30, 2008 due to an increase of $2.8 million at DJL related to the impact of the depreciation on the assets associated with the DJL’s new land-based casino.  This increase was partially offset by decreases in depreciation and amortization expenses at DJW and EVD of $0.4 million for each property primarily related to assets that have reached their useful lives.

Development expenses for the six months ended June 30, 2009 and 2008 were $0.2 million and $(0.6) million, respectively.  In June 2008, DJL and the Historical Society reached an amended agreement pursuant to which DJL would arrange for the sale of its riverboat with the proceeds to be split evenly between DJL and the Historical Society while the prior agreement required DJL to donate the riverboat to the Historical Society.  Based on this amended agreement, DJL reduced its outstanding obligation to the Historical Society by 50% of the expected proceeds to be received upon the sale of the Diamond Jo vessel with a corresponding credit to development expense on the Company’s statement of operations.

Affiliate management fees of $2.7 million and $2.8 million for the six months ended June 30, 2009 and 2008, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW.

Interest expense, net of amounts capitalized, increased $1.8 million primarily due to an increase in interest expense at DJL in connection with additional debt incurred related to the financing of its new land-based casino of approximately $1.5 million.  In addition, interest expense of approximately $0.9 million was capitalized as part of the casino development and other construction projects during the six months ended June 30, 2008.

            Our operations are subject to seasonal fluctuations. Our Iowa operations are typically weaker from November through February as a result of adverse weather conditions, and are typically stronger from March through October. Our Louisiana horse racing operations are also subject to seasonal fluctuations. Our horse racing operations are usually stronger during live racing season, which generally runs from April through November. In general, our payroll and general and administrative expenses are affected by inflation. Although inflation has not had a material effect on our business to date, we could experience more significant effects of inflation in future periods.

            LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance decreased $16.3 million to $22.4 million at June 30, 2009 from $38.7 million at December 31, 2008.

Cash flows from operating activities were $23.5 million during the six months ended June 30, 2009, an increase of $3.5 million when compared to $20.0 million during the six months ended June 30, 2008.  This increase is primarily attributed to improved cash flow from operations at DJL as a result of the opening of its new land-based casino in December 2008 as well as collections received by DJL from the DRA of $1.7 million related to the DRA’s obligation under its operating agreement with DJL.

Cash flows used in investing activities during the six months ended June 30, 2009 was $30.6 million consisting primarily of (i) payments of $13.5 million for construction and other development costs associated with the DJL casino development project, (ii) cash outflows of $1.6 million related to construction projects at EVD including the remodeling of the casino floor, (iii) the payment of a $10.0 million deposit under the Purchase Agreement related to the proposed acquisition of Amelia Belle, (iv) cash outflows of $4.8 million primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures and (v) business acquisition and licensing costs of $1.2 million primarily related to DJW’s license agreement with the State of Iowa requiring a $1.0 million payment in May 2009.  To partially offset the cash flows used, DJL received proceeds of $0.5 million from the sale of the Diamond Jo vessel and other obsolete assets which were not utilized at its new land-based casino.

Cash flows used in financing activities during the six months ended June 30, 2009 of $9.2 million reflects member distributions of $11.6 million and principal payments on debt of $5.2 million, partially offset by net proceeds under the Company’s senior secured credit facilities of $7.7 million.  In June 2009, the Company made a $10.0 million distribution to PGP which was subsequently re-contributed by PGP to the Company in July 2009.

As of June 30, 2009, we had $38.2 million outstanding advances under the revolver portion of the PGL Credit Facility and outstanding letters of credit of approximately $0.9 million. The available borrowing amount under the PGL Credit Facility at June 30, 2009, after reductions for amounts borrowed and letters of credit outstanding at DJL and EVD, was $25.9 million. As of June 30, 2009, DJW had no outstanding advances under the DJW Credit Facility and outstanding letters of credit of approximately $0.7 million.  The available borrowing amount under the DJW Credit Facility at June 30, 2009, after reductions for letters of credit outstanding, was $4.3 million.

In connection with the issuance of the New PGL Notes in August 2009, outstanding borrowings under the PGL Credit Facility were repaid and the DJW Credit Facility was terminated. See Note 10 of the condensed consolidated financial statements contained elsewhere in this quarterly report for more information relating to these transactions.

  Financing Activities

Our financing activities will have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  In August 2009, we made significant changes to our financing structure. At June 30, 2009, we had approximately $419.1 million of long-term debt.  Subsequent to the redemption of the Peninsula Gaming Notes, the DJW Notes and the EVD Notes and paydown of advances under the PGL Credit Facility during the third quarter of 2009 and assuming the consummation of the Proposed Amelia Belle Acquisition, we will have long-term debt of approximately $542.5 million.  See Note 10 of the condensed consolidated financial statements contained elsewhere in this quarterly report for further information on our financing activities.

General

In addition to our cash on hand (including the net proceeds from the issuance in August 2009 of the New PGL Notes), we currently have the following sources of funds for our business: (i) cash flows from operations, and (ii) available borrowings under the PGL Credit Facility. The available borrowing amount at August 6, 2009 after our refinancing and after reductions for letters of credit outstanding under the PGL Credit Facility was $63.4 million.

   Our capital expenditures for the next twelve months related to EVD’s planned development of an event center and a new OTB located in St. Martinville Parish, Louisiana are expected to be approximately $4.5 million and $1.5 million, respectively.  Remaining capital expenditures for the Company for the next twelve months, excluding amounts discussed above and excluding any capital expenditures related to the Proposed Amelia Belle Acquisition, are expected to be approximately $8.0 million. The Company’s debt maturities for the next twelve months are expected to be approximately $4.2 million.  The Company’s member distributions to PGP for the next twelve months are expected to be approximately $4.6 million, including approximately $0.8 million related to fees and expenses related to the Proposed Amelia Belle Aquisition incurred prior to the signing of the Purchase Agreement.  We plan to finance these expected cash requirements with: (i) a portion of the available cash on hand, excluding amounts needed for normal operations or to fund the Proposed Amelia Belle Acquisition (or, if the Proposed Amelia Belle Acquisition is not consummated or the purchase agreement related thereto is terminated, in either case, on or prior to December 31, 2009, to redeem a portion of the New PGL Notes in an aggregate principal amount of $100 million); (ii) cash generated from operations; and (iii) our available balance under the PGL Credit Facility, if necessary.  There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.

  Based on our cash on hand, expected cash flows from operations and our available sources of financing, we believe we will have adequate liquidity to satisfy our current operating needs at each of our gaming properties and to service our outstanding indebtedness for the next twelve months.

Our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries; (ii) the financial covenants contained in the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds or to transfer funds to PGP or dispose of assets; (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) our ability to adapt to changes in the gaming or horse racing industries which affect the markets in which we operate could be limited.

CONTRACTUAL OBLIGATIONS

   A table of our contractual obligations as of December 31, 2008 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  See Note 10 of the condensed consolidated financial statements contained elsewhere in this quarterly report for information on changes to our long-term debt during the third quarter of 2009.  As a result of these transactions, and assuming such transactions occurred on December 31, 2008 and assuming the consummation of the Proposed Amelia Belle Acquisition, our contractual obligations for the periods presented would have changed as follows: (i) increased by $15.7 million for periods less than one year; (ii) increased by $26.1 million for the period 2 – 3 years; (iii) decreased by $299.7 million for the period 4 – 5 years and (iv) increased by $696.5 million for the periods thereafter.

OFF-BALANCE SHEET TRANSACTIONS

Other than as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, cash flows, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2009.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility and, prior to the refinancing transactions that were consummated in August 2009 in connection with which the DJW Credit Facility was terminated, the DJW Credit Facility. As of June 30, 2009, the Company had outstanding borrowings under the PGL Credit Facility of $38.2 million and no outstanding borrowings under the DJW Credit Facility. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $65.0 million) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.7 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate available for sale investment and debt borrowings. Our fixed rate available for sale investment is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate available for sale investment and debt borrowings as of June 30, 2009 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Available for sale investment	2011 – 2037	7 1/2%		$ 15,887	$ 15,887	(1)
8 3/4% senior secured notes	April 15, 2012	8 3/4%		253,476	230,775	(2)
11% senior secured notes	April 15, 2012	11%		109,542	105,078	(2)
13% senior notes with contingent interest of EVD	March 1, 2010	13%		6,891	6,772	(2)
Senior credit facility	January 15, 2012	6	%(3)	38,200	38,200
Term loan	December 1, 2013	6 1/2%		7,416	7,416	(2)
Notes payable, capital lease obligations and other financial instruments	2009—2011	6% - 8 3/4%		4,145	4,204	(2)
Derivative liability	April 15, 2012	N/A		826	826	(2)
Obligation under Minimum Assessment Agreement	2011 – 2037	N/A		19,075	20,307	(2)

 (1)           Our available for sale investment is not traded.  Fair value is based on considerable judgment using a combination of current market rates and estimates of market conditions for similar instruments and the fair value of the Peninsula Notes at June 30, 2009.  Due to the illiquid nature of the investment, changes in market risks could have a significant impact on the fair value.

(2)           Represents fair value as of June 30, 2009 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of June 30, 2009.

            ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-l 5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives. Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting.   There were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item 1 is incorporated by reference to the information set forth in Note 6 “Commitments and Contingencies” in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Competition — We face intense competition in our gaming markets and increased competition may have a material adverse effect on our business, financial condition and results of operations.

The gaming industry is intensely competitive.  If our existing competitors expand and/or upgrade their facilities or operate more efficiently than we do, new gaming firms enter the markets in which we operate or our competitors offer amenities that our casinos do not have, we could lose market share or our gaming markets could become saturated and new opportunities for expanding our business could become limited.  As a result, increased competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In Dubuque, Iowa, we face competition primarily from the Mystique Casino (the “Mystique”), a pari-mutuel greyhound racing facility.   Mystique’s facility includes 959 slot machines, 18 table games and 4 poker tables. Mystique renovated its gaming facility in April 2009.  The renovation includes a new restaurant, entertainment facility and additional gaming space.  In addition, a group of private investors opened a hotel adjacent to the Mystique in October 2005.  The Mystique is owned and operated by the Dubuque Racing Association (the “DRA”).  Besides the Mystique, we also currently face limited competition from other gaming facilities located approximately 60 to 120 miles from our operations.  In May 2005, the Iowa Racing and Gaming Commission granted 4 new licenses (including ours in Worth County).  The closest of these licensees to the Diamond Jo is one located in Waterloo, Iowa, approximately 85 miles to the west of Dubuque, which opened in June 2007.

Our primary competition at the Diamond Jo Worth casino is from the Native American gaming operations in Minnesota, the closest being approximately 110 miles from the Diamond Jo Worth casino.  In addition, a new casino in Emmetsburg, Iowa, located approximately 90 miles from Diamond Jo Worth casino, commenced operations in June 2006.  As noted above, a new casino located in Waterloo, Iowa opened in June 2007 and is located approximately 120 miles from our Diamond Jo Worth casino.

In Louisiana, the nearest competitor to Evangeline Downs is a Native American casino located approximately 50 miles to the south of Lafayette, including several miles off the highway in Baldwin, Louisiana.  We also face competition from several other casinos and pari-mutuel gaming facilities located 50 to 100 miles from our racino, including Native American casinos in Kinder, Louisiana, and riverboat casinos in Baton Rouge and Lake Charles, Louisiana.  The nearest horse racetrack to our racino that is allowed to have gaming operations is located in Vinton, Louisiana.  We also face competition from truck stop video poker parlors and OTBs in the areas surrounding Lafayette and Opelousas, Louisiana.

We could also face additional competition if Louisiana or Iowa or any of the states bordering Iowa or Louisiana (i) adopts laws authorizing new or additional gaming or (ii) grants new licenses to licensees located in and around the markets in which we operate.

We also compete to some extent with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming, on- and off-track wagering, internet gaming, and other forms of entertainment, including motion pictures, sporting events and other recreational activities.  It is possible that these secondary competitors could reduce the number of visitors to our facilities or the amount they are willing to wager, which could have a material adverse effect on our ability to generate revenue or maintain our profitability and cash flows.

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

Acquisitions – The Company may not be able to successfully identify attractive acquisitions, successfully integrate acquired operations or realize the intended benefits of acquisitions.

     The Company evaluates from time to time attractive acquisition opportunities involving casino and other gaming operations.  This strategy is subject to numerous risks, including:

•	an inability to obtain sufficient financing to complete its acquisitions;

•	an inability to negotiate definitive acquisition agreements on satisfactory terms;

•	difficulty in integrating the operations, systems and management of acquired assets and absorbing the increased demands on its administrative, operational and financial resources;

•	the diversion of its management’s attention from its other responsibilities;

•	the loss of key employees following completion of its acquisitions;

•	the failure to realize the intended benefits of and/or synergies created by its acquisitions;

•	its being subject to unknown liabilities; and

•	the need for a greater amount of capital, infrastructure or other spending than anticipated.

    The Company’s inability to effectively address these risks could force it to revise its business plan, incur unanticipated expenses or forego additional opportunities for expansion.

On June 18, 2009, the Company entered into the Amelia Belle Purchase Agreement to acquire the Amelia Belle Casino.  There can be no assurance that the Company will be able to obtain any necessary regulatory consents and approvals.

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

10.1
Purchase Agreement dated as of June 18, 2009 by and among Columbia Properties New Orleans, L.L.C., as Seller, AB Casino Acquisition, LLC, as Buyer and Peninsula Gaming Partners, LLC – incorporated by reference to Exhibit 1.1 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed July 21, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on August 13, 2009.

PENINSULA GAMING, LLC

By:	/s/ M. BRENT STEVENS
M. Brent Stevens
Chief Executive Officer

By:	/s/ JONATHAN SWAIN
Jonathan Swain
Chief Operating Officer

By:	/s/ NATALIE A. SCHRAMM
Natalie A. Schramm
Chief Financial Officer

PENINSULA GAMING CORP.

By:	/s/ M. BRENT STEVENS
M. Brent Stevens
Chief Executive Officer

By:	/s/ NATALIE A. SCHRAMM
Natalie A. Schramm
Chief Financial Officer