Form 10-Q
period 2009-09-30
PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2009-11-10
CIK 1235662, 1299109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

PENINSULA GAMING, LLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)
	September 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$128,650	$38,705
Restricted cash—purse settlements	5,305	5,013
Accounts receivable, net	4,797	5,038
Receivables from affiliates	95	271
Inventories	1,326	1,199
Prepaid expenses and other assets	2,238	1,920
Total current assets	142,411	52,146

PROPERTY AND EQUIPMENT, NET	252,601	263,154
OTHER ASSETS:
Deferred financing costs, net of amortization of $3,356 and $14,021, respectively	25,712	19,174
Goodwill	53,083	53,083
Licenses and other intangibles	39,849	38,506
Deposits and other assets	12,962	3,385
Investment available for sale	14,729	7,828
Total other assets	146,335	121,976
TOTAL	$541,347	$437,276

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,983	$4,608
Construction payable	1,678	12,324
Purse settlement payable	6,771	6,804
Accrued payroll and payroll taxes	5,953	5,104
Accrued interest	8,215	7,815
Other accrued expenses	12,240	10,387
Payable to affiliates	3,250	3,575
Current maturities of long-term debt and leases	3,199	8,492
Total current liabilities	45,289	59,109

LONG-TERM LIABILITIES:
8 3/8% senior secured notes, net of discount	234,599	-
10 3/4% senior notes, net of discount	297,158	-
8 3/4% senior secured notes, net of discount	-	253,237
11% senior secured notes, net of discount	-	111,258
13% senior notes, net of discount	-	6,877
Senior secured credit facilities	-	28,500
Term loan	5,572	6,697
Notes and leases payable, net of discount	637	1,229
Obligation under Minimum Assessment Agreement	18,482	16,394
Other liabilities	960	5,958
Total long-term liabilities	557,408	430,150
Total liabilities	602,697	489,259

COMMITMENTS AND CONTINGENCIES

Total member’s deficit	(61,350)	(51,983)
TOTAL	$541,347	$437,276

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
REVENUES:
Casino	$63,915	$56,551	$193,569	$171,634
Racing	4,832	5,060	13,685	14,776
Video poker	1,190	1,346	4,170	4,502
Food and beverage	5,586	4,212	17,580	12,400
Other	2,965	3,491	8,023	9,372
Less promotional allowances	(7,233)	(5,301)	(20,358)	(15,375)
Total net revenues	71,255	65,359	216,669	197,309

EXPENSES:
Casino	25,790	23,600	79,739	72,689
Racing	4,368	4,439	12,294	12,601
Video poker	950	996	3,047	3,325
Food and beverage	4,089	3,330	12,658	9,660
Other	2,233	2,424	5,691	5,927
Selling, general and administrative	8,902	9,083	33,370	24,662
Depreciation and amortization	5,872	4,867	17,845	14,797
Pre-opening expense	-	78	-	205
Development expense	496	96	704	(513)
Affiliate management fees	1,356	1,383	4,094	4,220
Loss on disposal of assets	1,958	81	1,983	304
Total expenses	56,014	50,377	171,425	147,877

INCOME FROM OPERATIONS	15,241	14,982	45,244	49,432

OTHER INCOME (EXPENSE):
Interest income	498	586	1,505	1,938
Interest expense, net of amounts capitalized	(13,437)	(9,387)	(35,621)	(29,723)
Loss on early retirement of debt	(22,475)	-	(22,475)	-
Total other expense	(35,414)	(8,801)	(56,591)	(27,785)

NET (LOSS) INCOME	$(20,173)	$6,181	$(11,347)	$21,647

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	COMMON MEMBER’S INTEREST	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL MEMBER’S DEFICIT	COMPREHENSIVE LOSS

BALANCE, DECEMBER 31, 2008	$9,000	$(53,971)	$(7,012)	$(51,983)
Net loss	—	(11,347)	—	(11,347)	$(11,347)
Unrealized gain on available for sale investment		—	6,773	6,773	6,773
Member distributions	—	(4,793)	—	(4,793)	—
Comprehensive loss					$(4,574)
BALANCE, SEPTEMBER 30, 2009	$9,000	$(70,111)	$(239)	$(61,350)

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,347)	$21,647
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	17,845	14,797
Non-cash interest	3,944	3,547
Loss on early retirement of debt	22,475	—
Non-cash equity based and other compensation	(2,124)	(5,630)
Loss on disposal of assets	1,983	304
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(292)	648
Receivables	(1,509)	(730)
Inventories	(126)	(55)
Prepaid expenses and other assets	1,778	(976)
Accounts payable	(854)	(898)
Accrued expenses	1,518	6,134
Payable to affiliates	(149)	(666)
Net cash flows from operating activities	33,142	38,122

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(328)	(68)
Business acquisition and licensing costs	(1,361)	(1,372)
Deposit under purchase agreement	(10,000)	—
Construction project development costs	(16,648)	(44,393)
Purchase of property and equipment	(6,438)	(5,069)
Proceeds from sale of property and equipment	675	-
Net cash flows from investing activities	(34,100)	(50,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(15,117)	(929)
Payments on debt	(392,347)	(3,425)
Proceeds from senior notes	531,537	—
Proceeds from senior credit facilities	29,700	14,500
Payments on senior credit facilities	(60,200)	(6,500)
Proceeds from term loan	—	3,908
Member distributions	(2,670)	(3,059)
Net cash flows from financing activities	90,903	4,495

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89,945	(8,285)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,705	42,100

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$128,650	$33,815

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$33,393	$19,541

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired, but not paid	$2,059	$11,598
Property and equipment acquired in exchange for obligation under Minimum Assessment Agreement	1,989	8,752
Unrealized gain (loss) on available for sale investment	6,773	(2,299)
Liability settled in exchange for property and equipment	4,104	—
Property and equipment acquired in exchange for indebtedness	—	2,005

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company, is a casino entertainment holding company with gaming operations in local markets in Iowa and Louisiana. As of September 30, 2009, PGL’s wholly owned operating subsidiaries consisted of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; and (iii) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), that owns and operates the Diamond Jo casino in Worth County, Iowa. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC (“PGP”), a Delaware limited liability company.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring entries unless otherwise disclosed, necessary to present fairly the financial information of the Company and its subsidiaries for the interim periods presented and have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim results reflected in the financial statements are not necessarily indicative of results expected for the full year or other periods.

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

The Company has evaluated, for adjustment to or disclosure in the financial statements, all subsequent events that occurred up to the time of the Company’s issuance of its financial statements on November 10, 2009.

Recent Developments

On June 18, 2009, PGP and AB Casino Acquisition, LLC, a Delaware limited liability company formed by PGL (“AB Acquisition”),, entered into a definitive purchase agreement (the “Purchase Agreement”) with Columbia Properties New Orleans, L.L.C. to purchase 100% of the outstanding limited liability company interests of Belle of Orleans, L.L.C. dba Amelia Belle Casino (“ABC”) located in Amelia, Louisiana.  In accordance with the terms of the Purchase Agreement, AB Acquisition deposited $10.0 million in escrow as a deposit to be applied towards the purchase price. On October 22, 2009, the transaction was consummated for $104.0 million, plus $2.2 million in working capital, funded with cash on hand.  The Company acquired ABC to further expand its gaming operations.  Acquisition related costs, included in development expense, were $0.5 million and $0.6 million for the three and nine months ended September 30, 2009, respectively.

2. Summary of Significant Accounting Policies

Obligation Under Minimum Assessment Agreement— On October 1, 2007, DJL entered into the Amended and Restated Port of Dubuque Public Parking Facility Development Agreement (“Development Agreement”) with the City of Dubuque, Iowa (“City”) regarding, among other things, the design, development, construction and financing of the public parking facility located adjacent to DJL’s new land-based casino. The City issued $23.0 million principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”) to fund, in part, the construction of the facility. Due to DJL’s expected use of the public parking facility and its obligations under a Minimum Assessment Agreement with the City, combined with the Company’s guarantee of DJL’s obligation under the Minimum Assessment Agreement, DJL recorded an obligation to the City and an asset to the extent proceeds from the City Bonds were used to construct the parking facility.  As of September 30, 2009 and December 31, 2008, approximately $19.4 million and $16.4 million, respectively, of proceeds from the City Bonds had been used in connection with the construction of the parking facility.  At September 30, 2009, approximately $0.9 million was recorded as a current obligation of DJL on the Company’s balance sheet.  Approximately $18.5 million and $16.4 million were recorded as a long-term obligation of DJL on the Company’s balance sheet at September 30, 2009 and December 31, 2008, respectively. The obligation, along with related interest costs, are expected to be paid off over the life of the City Bonds through payments from DJL under the Minimum Assessment Agreement.

Licenses—The Company’s gaming licenses require renewals in the State of Iowa annually and every five years in the State of Louisiana.  EVD’s horse racing license requires renewal annually.  Renewal costs are expensed as incurred.  The Company’s renewal experience is that renewals will be granted except under extraordinary circumstances.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the intrinsic values of equity based compensation, the fair value of the DJW investment in City Bonds, the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets, and the estimated liabilities for slot club awards and customer legal disputes.

Recently Issued Accounting Standards - In August 2009, the Financial Accounting Standards Board (“FASB”) issued a standard on measuring the fair value of liabilities. The standard becomes effective for the Company at the beginning of its 2009 fourth quarter. The standard provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset; or b) quoted prices for similar liabilities or similar liabilities when traded as assets; and/or (ii) a valuation technique that is consistent with the principles of an income or market approach. The standard also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard is not expected to have a significant effect on the Company’s financial statements.

In June 2009, the FASB issued the Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") (“Codification”).   The purpose of the Codification is to provide a single source of authoritative U.S. GAAP.  The Codification was effective for the Company in the third quarter of 2009.  As the Codification was not intended to change or alter existing GAAP, the adoption of the Codification did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued a new standard related to subsequent events which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new standard was adopted in the second quarter of 2009.  The adoption of the new standard did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued three standards intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. The Company adopted these standards effective June 30, 2009. The adoption of these standards did not have a material effect on the Company’s financial statements.

In April 2008, the FASB issued a new standard that requires entities to disclose information for recognized intangible assets that enable users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset.  The standard also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets.  The standard applies prospectively to intangible assets acquired after the standard’s effective date, but the disclosure requirements applies prospectively to all intangible assets recognized as of, and after, the standard’s effective date.  The standard was effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Company adopted the new standard on January 1, 2009 and the adoption did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued a new standard that requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the balance sheet and statement of operations. The standard also requires expanded disclosure of contingencies included in derivative instruments related to credit-risk. The standard was effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the standard on January 1, 2009 and the adoption did not have a material effect on the Company’s financial statements.  See Note 5 for further information.

In February 2008, the FASB issued a new standard that delayed for one year the fair value measurement requirements for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on January 1, 2009, this standard applies prospectively to fair value measurements of non-financial assets and non-financial liabilities. The Company adopted the new standard on January 1, 2009 and the adoption did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued a new standard that significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business. Also, acquirers are to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. The standard applies to the Company prospectively for business combinations occurring on or after January 1, 2009. The Company expects the standard will have an impact on accounting for business combinations, but the effect will be dependent upon any potential future acquisition.

3. Property and Equipment

Property and equipment at September 30, 2009 and December 31, 2008 is summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Land and land improvements	$18,519	$18,118
Buildings and improvements	220,498	201,421
Furniture, fixtures and equipment	83,862	81,449
Computer equipment	11,223	11,009
Vehicles	645	404
Construction in progress	2,720	26,582
Subtotal	337,467	338,983
Accumulated depreciation	(84,866)	(75,829)
Property and equipment, net	$252,601	$263,154

Depreciation and amortization expense for the three months ended September 30, 2009 and 2008 was $5.9 million and $4.9 million, respectively.  Depreciation and amortization expense for the nine months ended September 30, 2009 and 2008 was $17.8 million and $14.8 million, respectively.

The Company capitalizes interest costs associated with debt incurred in connection with significant construction projects. The amount capitalized during the three and nine months ended September 30, 2008 was $1.1 million and $2.0 million, respectively.  Capitalized interest during the three and nine months ended September 30, 2009 was immaterial.

In connection with DJL’s casino development, DJL began accelerating depreciation on long-lived assets with a net book value of approximately $4.5 million that were either contributed to the Historical Society in January 2009 or were not utilized at its new land-based casino and were disposed in January 2009.  Accelerated depreciation on these assets began during the fourth quarter of 2006, and DJL continued to depreciate the remaining net book value of those assets, less their estimated fair market value at the date of contribution or estimated net realizable value, through the period that DJL commenced operations at the new facility.  Depreciation expense for the three and nine months ended September 30, 2008 increased by approximately $0.3 million and $0.8 million, respectively, as a result of accelerated depreciation on these assets.

In April 2009, EVD entered into a ground lease (“Ground Lease”) with a third party to design, develop, construct and operate a hotel adjacent to the racino on land owned by EVD.  The hotel is expected to include at least 25 suites, five meeting rooms and an indoor pool.  Under the terms of the Ground Lease, EVD has agreed to lease the land on which the hotel will be located for a lease fee of 2% of gross revenue of the hotel. The agreement also contains a purchase option which allows EVD to purchase the hotel from the third party operator.  The Ground Lease was conditioned upon the third party operator obtaining financing for the project. To facilitate the financing of the construction of the hotel by the third party operator, the Company intends to sell for fair market value the land on which the hotel will be located to OED Acquisition, LLC, an affiliate of the Company (“OEDA”). OEDA will then lease the land to the third party operator on the same terms as those set forth in the Ground Lease.  As of September 30, 2009, the Company determined that it was probable that all conditions to financing the hotel project would be met and that the third party operator will build the hotel.  During the three months ended September 30, 2009, EVD expensed $1.5 million of capitalized design and development costs and disposal costs related to a hotel project design that will not be utilized by the third party operator as a loss on disposal of assets.

4. Debt

Long-term debt consists of the following (in thousands):

	September 30, 2009	December 31, 2008
8 3/8% senior secured notes due August 15, 2015, net of discount of $5,401, secured by substantially all the assets of the Company and its subsidiaries and the equity of the Company	$234,599	$-
10 3/4% senior unsecured notes due August 15, 2017, net of discount of $7,842	297,158	-
8 3/4% senior secured notes due April 15, 2012, net of discount of $1,763, secured by substantially all the assets of PGL, DJL and EVD and the equity of DJL and EVD	-	253,237
11% senior secured notes of DJW due April 15, 2012, net of discount of $568, secured by substantially all the assets of DJW and the equity of DJW	-	111,258
13% senior notes of EVD due March 1, 2010 with contingent interest, net of discount $33	-	6,877
$65,000 revolving line of credit under a loan and security agreement with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 2.5% with a floor of 6.0% (current rate of 6.0% at September 30, 2009), maturing January 15, 2012, secured by substantially all assets of the Company	-	28,500
$5,000 revolving line of credit under a loan and security agreement of DJW with a bank, interest rate at prime less a margin of 1.0% with a floor of 5.0%, maturing March 31, 2010, secured by substantially all the assets of DJW and guaranteed by the Company’s Chief Executive Officer	-	2,000
Term loan under a loan and security agreement of PGL, DJL and EVD with American Trust & Savings Bank, interest rate 6.5%, due in installments through December 1, 2013, secured by certain assets of DJL	7,060	8,000
Notes payable and capital lease obligations, net of discount of $30 and $170, respectively, interest rates at 6% - 8 3/4%, due 2009 – 2011	2,348	6,418
Total debt	541,165	416,290
Less current portion	(3,199)	(8,492)
Total long term debt	$537,966	$407,798

On August 6, 2009, the Company and PGC, as co-issuers (collectively, the “Issuers”), issued $240.0 million in aggregate principal amount of 8 3⁄8% Senior Secured Notes due 2015 (the “PGL Secured Notes”) and $305.0 million in aggregate principal amount of 10 3⁄4% Senior Unsecured Notes due 2017 (the “PGL Unsecured Notes” and, together with the PGL Secured Notes, the “PGL Notes”). The PGL Secured Notes and PGL Unsecured Notes were issued at a discount of $5.5 million and $7.9 million, respectively.  Interest on the PGL Notes is due each August 15 and February 15, commencing February 15, 2010.

The Company used the net proceeds from the issuance of the PGL Notes and cash on hand: (i) to redeem on September 5, 2009 all of the Company’s outstanding 8 ¾% senior notes due 2012 (“Old Peninsula Notes”) in an approximate amount (including call premium and accrued interest through but not including the redemption date) of $271.3 million; (ii) to redeem on August 7, 2009 all of DJW’s outstanding 11% senior notes due 2012 (“DJW Notes”) in an approximate amount (including call premium and accrued interest through but not including the redemption date) of $117.8 million; (iii) to redeem on September 5, 2009 all of EVD’s outstanding 13% senior notes due 2010 (“EVD Notes”) in an approximate amount (including accrued interest and contingent interest through but not including the redemption date) of $7.4 million; (iv) to pay down outstanding advances under the Company’s $65.0 million senior secured credit facility (“PGL Credit Facility”) of approximately $25.6 million; (v) to pay related fees and expenses in connection with the foregoing transactions of approximately $16.0 million; and (vi) to fund $96.2 million of the remaining purchase price to acquire ABC.

As a result of the redemption of the Old Peninsula Notes, the DJW Notes and the EVD Notes, the Company incurred a loss of $22.5 million in the third quarter of 2009 consisting of the write-off of deferred financing costs of $7.7 million, the payment of call premiums of $11.5 million, net interest of $2.1 million incurred during the irrevocable redemption period and the write-off of bond discount of $2.0 million offset by the reduction in the liability related to DJW’s derivative associated with the DJW Notes of $0.8 million.

The PGL Secured Notes and the PGL Unsecured Notes are guaranteed on a senior secured basis and senior unsecured basis, respectively, by DJL, EVD, DJW and ABC (collectively, the “Subsidiary Guarantors”).  In October 2009, upon the consummation of the Amelia Belle purchase, ABC became a guarantor of the PGL Notes. The PGL Secured Notes and the related guarantees are secured by a security interest in the Company’s and the Subsidiary Guarantors’ respective existing and future assets (other than certain excluded assets) and by a limited recourse pledge of 100% of the equity interests of PGL by PGP. The security interest on the collateral that secures the PGL Secured Notes and the related guarantees are subject to the prior liens of the PGL Credit Facility. The PGL Unsecured Notes are effectively subordinated to the PGL Credit Facility, the PGL Secured Notes and other secured indebtedness of the Company and the Subsidiary Guarantors to the extent of the collateral securing such indebtedness. PGL has no independent assets or operations and the guarantees of the Subsidiary Guarantors are full and unconditional and joint and several.

The indentures governing the PGL Notes limits the Company’s ability to, among other things, incur more debt, pay dividends or make other distributions to PGP, redeem stock, make certain investments, create liens, enter into transactions with affiliates, merge or consolidate, and transfer or sell assets.

The PGL Notes do not limit the Company’s ability to transfer assets between the Company and the Subsidiary Guarantors.  Under the indentures governing the PGL Notes, the Company is allowed, subject to certain conditions and limitations set forth therein, to make payments and distributions to PGP, including in respect of (i) certain consulting and financial advisory services related to PGP development, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP, and (iii) tax, accounting, legal and administrative costs and expenses of PGP. In addition, the Company may pay dividends or make other distributions to PGP, in addition to the distributions above, if the combined interest coverage ratio of the Company and the Subsidiary Guarantors is not less than 2.0 to 1.0 for the immediately preceding four full fiscal quarters and subject to certain aggregate net income and cash proceeds received from the sale of equity interest limits.  After giving effect to the Amended PGL Credit Facility as discussed in Note 10 below, all of the Company’s net assets were restricted under the PGL Notes and the Amended PGL Credit Facility, subject to certain exceptions, including a $23.7 million availability under the general basket of the restricted payments covenant of the PGL Notes.

In addition, the Company is permitted under the PGL Notes to incur additional indebtedness if at the time of incurrence of such indebtedness the combined interest coverage ratio of the Company and the Subsidiary Guarantors is not less than 2.0 to 1.0 for the immediately preceding four full fiscal quarters, determined on a pro forma basis as if such additional indebtedness had been incurred and the proceeds thereof applied at the beginning of such period.  Without limitation to the requirements of the immediately preceding sentence, the Company is also permitted to incur additional secured indebtedness if, at the time of incurrence of any such secured indebtedness, the secured leverage ratio of the Company would not be greater than 2.0 to 1.0, determined on a pro forma basis as if such additional secured indebtedness had been incurred and the proceeds thereof applied at the beginning of such period.

On August 6, 2009, the Company and Wells Fargo Foothill, Inc. (“Wells Fargo”), as agent under the PGL Credit Facility, entered into a consent and waiver under the PGL Credit Facility which, among other things, consented to (i) the issuance of the PGL Notes, (ii) the redemption of the Old Peninsula Notes, the DJW Notes and the EVD Notes, (iii) the acquisition of ABC and (iv) the joinder of PGL, DJW and, upon acquisition, ABC, as borrowers under the PGL Credit Facility. On October 29, 2009, the PGL Credit Facility was amended and restated by the parties thereto. See Note 10 below for more information.

In connection with the issuance of the PGL Notes, DJW’s $5.0 million senior credit facility was terminated and an outstanding letter of credit in an approximate amount of $0.7 million was replaced with a letter of credit issued under the PGL Credit Facility.

Pursuant to the indenture governing the DJW Notes, DJW was required to offer to buy back a portion of the DJW Notes on a semi-annual basis at a premium of 7.5%, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein).  DJW redeemed $1.8 million principal amount of DJW Notes, plus applicable premium and accrued interest, in May 2009 based on the Excess Cash Flow provision.

As of September 30, 2009, the Company had no outstanding advances under the PGL Credit Facility. In addition, as of September 30, 2009, the Company had outstanding letters of credit under the PGL Credit Facility of approximately $1.4 million resulting in available borrowings thereunder of $63.6 million.

As of September 30, 2009, the Company was in compliance in all material respects with the terms of the agreements governing its outstanding indebtedness.

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

GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes these inputs into three broad levels.  The three levels are as follows:

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

The Company had no Level 1 or Level 2 financial instruments at September 30, 2009 and December 31, 2008. The Company had one Level 3 financial instrument at September 30, 2009 and two Level 3 financial instruments at December 31, 2008.  In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s Level 3 financial assets and liabilities that are required to be measured at fair value as of September 30, 2009 and December 31, 2008, which are classified as “Investment available for sale” and “Other long-term liabilities/Other accrued liabilities (short-term portion)” (in thousands):

	Total Carrying Value at September 30, 2009	Fair Value Measurements at September 30, 2009	Total Carrying Value at December 31, 2008	Fair Value Measurements at December 31, 2008
Investment available for sale	$14,729	$14,729	$7,828	$7,828
Derivative liability, not designated as a hedging instrument	-	-	(790)	(790)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended September 30, 2009 and 2008 (in thousands):
	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Investment available for sale	Derivative liability, not designated as a hedging instrument	Investment available for sale	Derivative liability, not designated as a hedging instrument
Balance at beginning of the reporting period	$15,887	$(826)	$11,711	$(1,125)
Total gains (losses) (realized or unrealized):
Included in earnings	44	826	39	109
Included in other comprehensive income (loss)	(1,202)	-	(1,446)	-
Transfers in or out of Level 3	-	-	-	-
Purchases, sales, issuances and settlements	-	-	-	-
Ending balance at September 30, 2009 and 2008	$14,729	$-	$10,304	$(1,016)

Gains included in earnings attributable to the change	Included in interest income		Included in interest income	Included in interest expense
in unrealized gains or losses relating to assets/liabilities
still held at the reporting date	$44		$39	$109

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the nine months ended September 30, 2009 and 2008 (in thousands):
	Nine months ended September 30, 2009		Nine months ended September 30, 2008
	Investment available for sale	Derivative liability, not designated as a hedging instrument	Investment available for sale	Derivative liability, not designated as a hedging instrument
Balance at beginning of the year	$7,828	$(790)	$12,491	$(1,252)
Total gains (losses) (realized or unrealized):
Included in earnings	128	655	112	133
Included in other comprehensive income (loss)	6,773	-	(2,299)	-
Transfers in or out of Level 3	-	-	-	-
Purchases, sales, issuances and settlements	-	135	-	103
Ending balance at September 30, 2009 and 2008	$14,729	$-	$10,304	$(1,016)

Gains included in earnings attributable to the change	Included in interest income		Included in interest income	Included in interest expense
in unrealized gains or losses relating to assets/liabilities
still held at the reporting date	$128		$112	$133

Comprehensive income (loss) for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008 was $(21.4) million, $4.7 million, $(4.6) million and $19.3 million, respectively.

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

Under the indenture governing the DJW Notes, DJW was required to offer to buy back a portion of the DJW Notes on a semi-annual basis with 50% of Excess Cash Flow (as defined therein) at a premium of 7.5%. Such obligation was determined to be an embedded derivative and was fair valued and separated from the DJW Notes at date of issuance since it was not clearly and closely related to the DJW Notes.  The fair value of the put option was determined to be the present value of the estimated premium payments through the maturity date of the DJW Notes. The fair value was calculated using estimated future cash flows developed by the Company to estimate the portion of the DJW Notes that would be subject to the contingent put option, yields of comparable financial instruments, the remaining date to maturity of the DJW Notes and based on historical experience that the holders of the notes will elect to be paid the contingent put option. The fair value of the put option was revalued at the end of each reporting period with a corresponding charge (benefit) to interest expense. In connection with the redemption of the DJW Notes in August 2009, this derivative was written off and included in loss on early retirement of debt.

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

7. Related Party Transactions

During the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, the Company paid distributions of $1.0 million, $0.9 million, $2.7 million and $3.1 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP’s development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions. In addition, during the second quarter 2009, the Company made a $10.0 million cash member distribution to PGP, which was subsequently re-contributed by PGP to the Company in July 2009.

During the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, the Company expensed $0.1 million, $0.1 million, $0.3 million and $0.3 million, respectively, as affiliate management fees related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.2 million, $0.2 million, $0.6 million and $0.7 million in affiliate management fees payable to OEDA during the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, respectively.

In accordance with a management services agreement between DJW and PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, DJW expensed management fees of $0.7 million, $0.7 million, $1.9 million and $1.9 million during the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, respectively.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under such consulting agreement, the board member is entitled to a fee equal to 2.5% of EVD’s and DJW’s earnings before interest, taxes, depreciation, amortization and non-recurring charges during the preceding calendar year. In connection with this agreement, (i) EVD expensed $0.2 million, $0.2 million, $0.7 million and $0.7 million of affiliate management fees during the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, respectively, and (ii) DJW expensed $0.2 million, $0.2 million, $0.6 million and $0.6 million of affiliate management fees for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, respectively.

On a quarterly basis, the Company estimates the fair value of all incentive units granted under PGP’s equity based incentive compensation plans that have a put option and compares that value to the value of such incentive units at the date of grant. The value of the incentive units is primarily determined on a discounted cash flow basis discounted for a minority interest.  Any appreciation or depreciation in the value of the incentive units is expensed or credited to an expense based on the percentage of the grant vested. The Company recorded a credit to expense of $2.8 million and $2.4 million during the three and nine months ended September 30, 2009, respectively, with respect to these incentive units. The Company recorded a credit to expense of $1.0 million and $5.9 million during the three months and the nine months ended September 30, 2008, respectively, with respect to these incentive units.

In November 2009, the put option granted as part of the incentive units was removed.  The Company will value the incentive units based on their estimated intrinsic value as of that date and the related appreciation or depreciation in the value of the incentive units will be expensed or credited to an expense at that time. Subsequently, any appreciation or depreciation in the estimated intrinsic market value of the units will not be reflected in earnings of the Company.

8. Segment Information

The Company is organized around geographical areas and operates three reportable segments: (1) Diamond Jo operations, which is comprised the Diamond Jo casino operations in Dubuque, Iowa, (2) Diamond Jo Worth operations, which is comprised of the Diamond Jo Worth casino operations in Worth County, Iowa, and (3) Evangeline Downs operations, which is comprised of the casino, racetrack and OTBs operated by EVD in Louisiana.

The accounting policies for each segment are the same as those described in Note 2 above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Net Revenues From External Customers Three Months Ended September 30,		Net Revenues From External Customers Nine Months Ended September 30,
	2009	2008	2009	2008
Diamond Jo Dubuque	$18,288	$10,968	$55,953	$31,059
Diamond Jo Worth	22,301	22,800	64,011	65,018
Evangeline Downs	30,666	31,591	96,705	101,232
Total	$71,255	$65,359	$216,669	$197,309

	Segment Operating Earnings Three Months Ended September 30, (1)		Segment Operating Earnings Nine Months Ended September 30, (1)
	2009	2008	2009	2008
Diamond Jo Dubuque	$6,440	$3,981	$18,799	$10,284
Diamond Jo Worth	9,289	9,074	25,850	25,638
Evangeline Downs	7,706	8,533	27,294	30,055
Total Property Segment Operating Earnings (1)	23,435	21,588	71,943	65,977
General corporate	(1,343)	(1,080)	(4,485)	(3,423)
Total Segment Operating Earnings (1)	22,092	20,508	67,458	62,554
General corporate:
Non-cash equity based compensation	2,831	979	2,412	5,891
Depreciation and amortization	(26)	(12)	(82)	(35)
Affiliate management fees	(95)	(85)	(289)	(260)
Interest expense, net	(8,707)	—	(8,707)	68
AB Casino Acquisition:
Development expense	(490)	—	(563)	—
Diamond Jo Dubuque:
Depreciation and amortization	(2,245)	(750)	(6,616)	(2,310)
Pre-opening expense	—	(78)	—	(165)
Development expense	—	(89)	—	552
Loss on disposal of assets	(36)	(33)	(35)	(81)
Interest expense, net	(1,785)	(1,897)	(9,073)	(6,726)
Loss on early retirement of debt	(6,552)	—	(6,552)	—
Diamond Jo Worth:
Depreciation and amortization	(1,694)	(2,157)	(5,729)	(6,581)
Pre-opening expense	—	—	—	(32)
Affiliate management fees	(902)	(884)	(2,527)	(2,538)
Loss on disposal of assets	(40)	(16)	(124)	(64)
Interest expense, net	(868)	(2,839)	(6,806)	(8,830)
Loss on early retirement of debt	(6,222)	—	(6,222)	—
Evangeline Downs:
Depreciation and amortization	(1,907)	(1,948)	(5,418)	(5,871)
Pre-opening expense	—	—	—	(8)
Development expense	(6)	(7)	(141)	(39)
Affiliate management fees	(359)	(414)	(1,278)	(1,422)
Loss on disposal of assets	(1,882)	(32)	(1,824)	(159)
Interest expense, net	(1,579)	(4,065)	(9,530)	(12,297)
Loss on early retirement of debt	(9,701)	—	(9,701)	—
Net income (loss)	$(20,173)	$6,181	$(11,347)	$21,647

(1)
Segment operating earnings is defined as net income (loss) plus non-cash equity based compensation, depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, interest expense, net, and loss on early retirement of debt less gain on disposal of assets. Segment operating earnings for the three and nine months ended September 30, 2008 have been adjusted to exclude non-cash equity based compensation to conform with the presentation of the three and nine months ended September 30, 2009.

	Total Assets
	September 30, 2009	December 31, 2008

General corporate	$114,223	$969
Diamond Jo Dubuque	176,869	192,999
Diamond Jo Worth	94,075	97,017
Evangeline Downs	146,055	146,291
AB Casino Acquisition	10,125	-
Total	$541,347	$437,276

	Cash Expenditures for Additions to Long-Lived Assets
	Nine months ended September 30, 2009	Nine months ended September 30, 2008

General corporate	$253	$239
Diamond Jo Dubuque	15,570	40,645
Diamond Jo Worth	3,108	2,477
Evangeline Downs	5,516	7,473
Total	$24,447	$50,834

9.             Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s investment and debt instruments at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Investment available for sale	$14,729	$14,729	$7,828	$7,828
8 3/8% senior secured notes	241,200	234,599	-	-
10 3/4% senior unsecured notes	306,525	297,158	-	-
8 3/4% senior secured notes	-	-	163,200	253,237
11% senior secured notes	-	-	105,116	111,258
13% senior notes	-	-	6,219	6,877
Senior secured credit facilities	-	-	30,500	30,500
Term loan	7,060	7,060	7,429	8,000
Notes payable, capital lease obligations and other financial instruments	2,955	2,925	7,128	6,958
Derivative liability	-	-	790	790
Obligation under Minimum Assessment Agreement	19,132	19,442	8,648	16,394

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

10.          Subsequent Events

On October 22, 2009, the Company consummated its acquisition of ABC. Concurrently with the closing, AB Acquisition merged with and into PGL, resulting in ABC becoming a direct, wholly-owned subsidiary of PGL. After the consummation of the acquisition, ABC became a guarantor of the PGL Notes.

The following table summarizes the actual historical combined net revenues and net (loss) income of the Company and ABC for the three and nine months ended September 30, 2009 and 2008 on a pro forma basis as if the acquisition had occurred at the beginning of such period:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Net revenues	$82,913	$77,773	$255,736	$236,499
Net (loss) income	(18,309)	8,869	(1,998)	28,588

The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is incomplete because the acquisition was only recently consummated and the Company has just began the valuation process.  Therefore, all asset and liability related disclosures have been omitted and the impact of any amortization on the expected step up in historical asset values has been excluded from the pro forma net (loss) income amounts disclosed above.  The Company expects a significant portion of the purchase price will be allocated to intangible assets with an indefinite life.

On October 29, 2009, PGL, DJL, EVD, ABC and DJW (the “Borrowers”) jointly entered into an amended and restated loan and security agreement with Wells Fargo as the arranger and agent (“Amended PGL Credit Facility”). The Amended PGL Credit Facility consists of a revolving credit facility which permits the Borrowers to request advances and letters of credit up to the lesser of the maximum revolver amount of $58.5 million (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the consolidated EBITDA (as defined in the Amended PGL Credit Facility) of the Borrowers for the twelve months immediately preceding the current month end multiplied by 150% and the consolidated EBITDA of the Borrowers for the most recent quarterly period annualized multiplied by 150%. The borrowings under the Amended PGL Credit Facility bear interest at a rate equal to the Wells Fargo prime rate plus a margin of 2.5% with a floor of 6%.

 The Borrowers are jointly and severally liable under the Amended PGL Credit Facility and such borrowings are collateralized by substantially all of the assets of the Borrowers.

 The Amended PGL Credit Facility contains a number of restrictive covenants, including covenants that limit the Borrowers’ ability to, among other things: (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its capital stock; (4) dispose of certain assets; (5) guarantee the debt of others; (6) pay dividends or make other distributions to PGP; (7) make investments; and (8) enter into transactions with affiliates. The Amended PGL Credit Facility also contains financial covenants, including minimum consolidated EBITDA requirements and limitations on capital expenditures.

On November 6, 2009, the board of managers of PGP approved the PGP 2009 Profits Interest Plan (the “Plan”).   On the same day, PGP approved grants of profits interests to two of the Company's executive officers under the Plan in the respective amounts of 46,434.36 and 11,608.59 (equal to the amounts of profits interests redeemed from each of them, as described below, and representing approximately 3.6% and 0.9%, respectively, of the future appreciation in value, if any, of PGP’s common membership interests from the date of grant of such interests).  The profits interests granted pursuant to such awards were fully vested at the time of grant, and the value of the profits interests granted pursuant to such awards is limited to the future appreciation in value, if any, of PGP’s common membership interests from the date of grant of such profits interests.

In connection with the grant of profits interests under the Plan described above, the Board also approved the repurchase of certain previously granted and earned profits interests on November 6, 2009 from the executive officers in the amounts of $4.6 million and $1.2 million, respectively.

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

Forward Looking Statements

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the words “may,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to, but not limited to, unforeseen developments, including developments relating to the following:

·
the availability and adequacy of our cash flows to satisfy our obligations, including payment obligations under the PGL Notes and the PGL Credit Facility and additional funds required to support capital improvements and development;

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

·
the termination of our operating agreement with the Dubuque Racing Association (the “DRA”) and/or the Worth County Development Authority (“WCDA”) or the failure of the DRA and/or the WCDA to continue as our “qualified sponsoring organization;”

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

·	adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of DJL, DJW, EVD and ABC; and

·	other factors discussed in our other filings with the SEC.

        Overview

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 987 slot machines and 18 table games and 5 poker tables, which commenced operations at its new facility in December 2008, (ii) the Evangeline Downs racino in Opelousas, Louisiana with 1,424 slot machines and a one-mile dirt and 7/8 mile turf horse racetrack and four OTBs located throughout south central Louisiana and (iii) the Diamond Jo Worth casino in Worth County, Iowa with 969 slot machines, 22 table games and 7 poker tables.

Results of Operations

Our results of operations discussed below include the consolidated results of operations of the Company, DJL, EVD and DJW for the three and nine months ended September 30, 2009 and 2008.

Statement of Operations Data

INCOME FROM OPERATIONS:	Three Months Ended September 30,
(in thousands)	2009	2008
General corporate	$1,367	$(198)
Diamond Jo	4,159	3,031
Evangeline Downs	3,552	6,132
Diamond Jo Worth	6,653	6,017
AB Casino Acquisition	(490)	-
Income from operations	$15,241	$14,982

	Diamond Jo Three Months Ended September 30,		Evangeline Downs Three Months Ended September 30,		Diamond Jo Worth Three Months Ended September 30,
(in thousands)	2009	2008	2009	2008	2009	2008
REVENUES:
Casino	$18,186	$11,350	$25,009	$24,363	$20,720	$20,838
Racing			4,832	5,060
Video poker			1,190	1,346
Food and beverage	1,866	665	2,639	2,497	1,081	1,050
Other	549	372	283	491	2,133	2,628
Less promotional allowances	(2,313)	(1,419)	(3,287)	(2,166)	(1,633)	(1,716)
Net revenues	18,288	10,968	30,666	31,591	22,301	22,800
EXPENSES:
Casino	6,833	4,571	12,028	11,870	6,929	7,159
Racing			4,368	4,439
Video poker			950	996
Food and beverage	1,410	563	1,857	1,949	822	818
Other	305	5	71	68	1,857	2,351
Selling, general and administrative	3,300	1,848	3,686	3,736	3,404	3,398
Depreciation and amortization	2,245	750	1,907	1,948	1,694	2,157
Pre-opening expense		78
Development expense		89	6	7
Loss on disposal of assets	36	33	1,882	32	40	16
Affiliate management fees			359	414	902	884
Total expenses	14,129	7,937	27,114	25,459	15,648	16,783
Income from operations	$4,159	$3,031	$3,552	$6,132	$6,653	$6,017

Three months ended September 30, 2009 compared to three months ended September 30, 2008

DJL’s casino revenues increased by $6.8 million, or 60%, to $18.2 million for the three months ended September 30, 2009 from $11.4 million for the three months ended September 30, 2008 due to the opening of its new land-based casino in December 2008. DJL’s slot revenue increased to $16.8 million for the three months ended September 30, 2009 from $10.4 million for the three months ended September 30, 2008, and DJL’s table game revenue increased to $1.4 million for the three months ended September 30, 2009 compared to $0.9 million for the three months ended September 30, 2008.

EVD’s casino revenues increased $0.6 million to $25.0 million for the three months ended September 30, 2009 from $24.4 million for the three months ended September 30, 2008 primarily as a result of the negative effects of hurricane Gustav that forced us to close our facility for five days in the third quarter of 2008. In addition to the actual days in which the casino was closed to the public, EVD was negatively impacted before and after the hurricane hit as local residents prepared for and dealt with the after effects of Gustav.  During the third quarter 2009, EVD experienced a negative impact on revenues due to the downturn in the oil and gas industries in southern Louisiana.

DJW’s casino revenues decreased slightly to $20.7 million for the three months ended September 30, 2009 from $20.8 million for the three months ended September 30, 2008.  DJW’s slot revenue decreased to $19.0 million for the three months ended September 30, 2009 from $19.3 million for the three months ended September 30, 2008, and DJW’s table game revenue increased $0.2 million to $1.7 million for the three months ended September 30, 2009 compared to $1.5 million for the three months ended September 30, 2008.

Promotional allowances as a percentage of casino revenues increased to 11.3% for the three months ended September 30, 2009 from 9.4% for the three months ended September 30, 2008, which is primarily due to an increase in promotional allowances at EVD related to an increase in direct mail offers designed to stimulate increased business.

Casino operating expenses increased $2.2 million to $25.8 million for the three months ended September 30, 2009 from $23.6 million for the three months ended September 30, 2008 due primarily to a $2.3 million increase at DJL related to the opening of its new land-based casino.  Casino operating expenses as a percentage of casino revenues declined at DJL due to a more efficient casino floor layout at DJL’s new land-based casino and certain fixed costs on a larger casino revenue volume.

Food and beverage revenues increased $1.4 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due primarily to a $1.2 million increase in food and beverage revenues at DJL related to the opening of its new land-based casino.

Other revenues decreased $0.5 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due primarily to a decrease in convenience store revenues at DJW resulting from lower fuel prices over the third quarter of 2008.  Consistent with this decrease in gasoline sales, DJW realized a decrease in other expenses.  In addition, during the three months ended September 30, 2009, DJL had other revenues of approximately $0.4 million related to the opening of its new 30-lane bowling center and event center in December 2008.  DJL also incurred approximately $0.3 million of other expenses related to these amenities.  During the three months ended September 30, 2008, DJL recorded approximately $0.3 million in other revenue associated with the DRA contractual obligation under its operating agreement to pay DJL $0.33 for each $1.00 reduction in DJL’s adjusted gross receipts.  The income associated with the DRA agreement terminated in December 2008 upon the opening of DJL’s new land-based casino.

Selling, general and administrative expenses decreased $0.2 million to $8.9 million for the three months ended September 30, 2009 from $9.1 million for the three months ended September 30, 2008. This decrease was primarily due to a $1.6 million decrease in corporate selling, general and administrative expenses primarily due to a $2.8 million credit to non-cash expense in the third quarter of 2009 associated with PGP incentive units previously granted to certain executive officers of the Company compared to a $1.0 million credit in the third quarter of 2008.  The value of the incentive units is adjusted each quarter to their intrinsic value. The credit in 2009 was reflective of an increase in the outstanding debt of the Company related to the issuance of the PGL Notes in August 2009 and the credit in 2008 was reflective of the overall decline in gaming industry values in 2008. In addition, DJL’s selling, general and administrative expenses increased $1.5 million related to expenses associated with operations directly related to costs associated with the operation of its new, larger casino facility.  This increase at DJL includes approximately $0.8 million related to DJL’s obligation under its operating agreement with the DRA to pay the DRA 4.5% of its adjusted gross gaming receipts from the opening date of DJL’s new land-based casino.

Depreciation and amortization expenses increased $1.0 million to $5.9 million for the three months ended September 30, 2009 from $4.9 million for the three months ended September 30, 2008 due to an increase of $1.5 million at DJL related to the impact of the depreciation on the assets associated with DJL’s new land-based casino.  This increase was partially offset by a decrease in depreciation and amortization expenses at DJW of $0.5 million primarily related to assets that have reached their expected useful lives after the first quarter of 2009.

Development expense for the three months ended September 30, 2009 was $0.5 million and is primarily related to costs associated with the acquisition of ABC.

Affiliate management fees of $1.4 million for the three months ended September 30, 2009 and 2008 relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW.

Included in loss on disposal of assets at EVD during the three months ended September 30, 2009 is approximately $1.5 million of capitalized design and development costs and disposal costs related to a hotel project design that will not be utilized by the third party operator.  See Note 3 of the condensed consolidated financial statements contained elsewhere in this quarterly report for further information on the EVD hotel project.

Other expense, net of interest income and amounts capitalized, and including loss on early retirement of debt, increased $26.6 million during the three months ended September 30, 2009 over September 30, 2008 primarily due to the Company’s debt refinancing activities discussed in Note 4 to the condensed consolidated financial statements.   In addition, interest expense of approximately $1.1 million was capitalized as part of the casino development and other construction projects during the three months ended September 30, 2008 and none was capitalized in 2009.

INCOME (LOSS) FROM OPERATIONS:	Nine months ended September 30,
(in thousands)	2009	2008
General corporate	$(2,444)	$2,173
Diamond Jo	12,148	8,280
Evangeline Downs	18,633	22,556
Diamond Jo Worth	17,470	16,423
AB Casino Acquisition	(563)	-
Income from operations	$45,244	$49,432

	Diamond Jo Nine months Ended September 30,		Evangeline Downs Nine months Ended September 30,		Diamond Jo Worth Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008	2009	2008
REVENUES:
Casino	$54,971	$31,498	$78,252	$79,925	$60,346	$60,211
Racing			13,685	14,776
Video poker			4,170	4,502
Food and beverage	6,075	1,868	8,189	7,514	3,316	3,018
Other	1,813	1,616	1,049	1,295	5,161	6,461
Less promotional allowances	(6,906)	(3,923)	(8,640)	(6,780)	(4,812)	(4,672)
Net revenues	55,953	31,059	96,705	101,232	64,011	65,018
EXPENSES:
Casino	21,393	13,603	37,413	37,922	20,933	21,164
Racing			12,294	12,601
Video poker			3,047	3,325
Food and beverage	4,534	1,662	5,530	5,599	2,594	2,399
Other	1,034	12	215	198	4,442	5,717
Selling, general and administrative	10,193	5,498	10,912	11,532	10,192	10,100
Depreciation and amortization	6,616	2,310	5,418	5,871	5,729	6,581
Pre-opening expense		165		8		32
Development expense		(552)	141	39
Loss on disposal of assets	35	81	1,824	159	124	64
Affiliate management fees			1,278	1,422	2,527	2,538
Total expenses	43,805	22,779	78,072	78,676	46,541	48,595
Income from operations	$12,148	$8,280	$18,633	$22,556	$17,470	$16,423

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

DJL’s casino revenues increased by $23.5 million, or 75%, to $55.0 million for the nine months ended September 30, 2009 from $31.5 million for the nine months ended September 30, 2008 due to the opening of its new land-based casino. DJL’s slot revenue increased to $50.2 million for the nine months ended September 30, 2009 from $29.2 million for the nine months ended September 30, 2008 and DJL’s table game revenue increased to $4.8 million for the nine months ended September 30, 2009 compared to $2.3 million for the nine months ended September 30, 2008.

EVD’s casino revenues declined to $78.3 million for the nine months ended September 30, 2009 from $79.9 million for the nine months ended September 30, 2008.  Management believes this decrease is primarily attributed to a decline in discretionary spending as a direct result of the downturn in the oil and gas industries in southern Louisiana during 2009 as well as disruptions on the casino gaming floor as a result of EVD’s $3.7 million casino floor renovation, which began at the end of 2008 and was completed in April 2009.  This renovation included, among other things, the purchase of 100 new slot machines, new slot signage and new carpeting as well as an overall redesign of the casino floor layout to provide more space for patrons.

DJW’s casino revenues increased $0.1 million to $60.3 million for the nine months ended September 30, 2009 from $60.2 million for the nine months ended September 30, 2008.  DJW’s slot revenue was $55.4 million for the nine months ended September 30, 2009 compared to $55.3 million for the nine months ended September 30, 2008.  DJW’s table game revenue remained unchanged at $4.9 million for the nine months ended September 30, 2009 and 2008.

Promotional allowances as a percentage of casino revenues increased to 10.5% for the nine months ended September 30, 2009 from 9.0% for the nine months ended September 30, 2008, primarily due increases in promotional allowances at EVD including (i) a $1.4 million increase in direct mail offers designed to stimulate increased business and (ii) a $0.5 million increase in the dollar amount of beverage complimentaries on the casino floor, which is due primarily to a price increase on beverages as well as an increased focus on beverage service on the casino floor.

Casino operating expenses increased $7.0 million to $79.7 million for the nine months ended September 30, 2009 from $72.7 million for the nine months ended September 30, 2008 due primarily to a $7.8 million increase at DJL related to the opening of its new land-based casino.  Casino operating expenses as a percentage of casino revenues declined at DJL due to a more efficient casino floor layout at DJL’s new land-based casino and certain fixed costs on a larger casino revenue volume.  The increase at DJL was partially offset by a $0.5 million decrease in casino operating expenses at EVD primarily due to a decrease in gaming taxes associated with the decrease in casino revenues.

Racing revenues at EVD for the nine months ended September 30, 2009 decreased 7% to $13.7 million compared to $14.8 million for the nine months ended September 30, 2008. The Company believes this decrease is consistent with an industry trend of decreased wagering on horse racing throughout the United States.

Food and beverage revenues increased $5.2 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due primarily to a $4.2 million increase in food and beverage revenues at DJL related to the opening of its new land-based casino.  In addition, food and beverage revenues at EVD increased 9%, or $0.7 million, due primarily to an increase in pricing and an increase in the number of complimentary beverages served as discussed above.

Other revenues decreased $1.3 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due primarily to a decrease in convenience store revenues at DJW resulting from lower fuel prices over 2008.  Consistent with this decrease in gasoline sales, DJW realized a decrease in other expenses.  In addition, during the nine months ended September 30, 2009, DJL had other revenues of approximately $1.2 million related to the opening of its new 30-lane bowling center and event center in December 2008.  DJL also incurred approximately $1.0 million of other expenses related to these amenities.  During the nine months ended September 30, 2008, DJL recorded approximately $1.4 million in other revenue associated with the DRA’s contractual obligation under its operating agreement to pay DJL $0.33 for each $1.00 reduction in DJL’s adjusted gross receipts.  The income associated with the DRA agreement terminated in December 2008 upon the opening of DJL’s new land-based casino.

Selling, general and administrative expenses increased $8.7 million to $33.4 million for the nine months ended September 30, 2009 from $24.7 million for the nine months ended September 30, 2008.  This increase was primarily due to a $4.5 million increase in corporate selling, general and administrative expenses largely resulting from a $5.9 million credit to non-cash expense for the nine months ended September 30, 2008 compared to a $2.4 million credit for the nine months ended September 30, 2009 associated with PGP incentive units previously granted to certain executive officers of the Company and a $1.1 million increase in salaries and other general corporate expenses.  The value of the incentive units is adjusted each quarter to their intrinsic value. The credit in 2009 was reflective of an increase in the outstanding debt of the Company related to the issuance of the PGL Notes in August 2009 and the credit in 2008 was reflective of the greater overall decline in gaming industry values in 2008. In addition, DJL’s selling, general and administrative expenses increased $4.7 million related to expenses associated with operations directly related to costs associated with the operation of its new, larger casino facility.  This increase at DJL includes approximately $2.5 million related to DJL’s obligation under its operating agreement with the DRA to pay the DRA 4.5% of its adjusted gross gaming receipts from the opening date of DJL’s new land-based casino.

Depreciation and amortization expenses increased $3.0 million to $17.8 million for the nine months ended September 30, 2009 from $14.8 million for the nine months ended September 30, 2008 due to an increase in depreciation  expense of $4.3 million at DJL related to the impact of the depreciation on the assets associated with the DJL’s new land-based casino.  This increase was partially offset by decreases in depreciation and amortization expenses at EVD and DJW of $0.5 million and $0.9 million, respectively, primarily related to assets that have reached their expected useful lives.

Development expense for the nine months ended September 30, 2009 was $0.7 million and is primarily related to costs associated with the acquisition of ABC.  Development expenses for the nine months ended September 30, 2008 was $(0.5) million.  In June 2008, DJL and the Historical Society reached an amended agreement pursuant to which DJL would arrange for the sale of its riverboat with the proceeds to be split evenly between DJL and the Historical Society while the prior agreement required DJL to donate the riverboat to the Historical Society.  Based on this amended agreement, DJL reduced its outstanding obligation to the Historical Society by 50% of the expected proceeds to be received upon the sale of the Diamond Jo vessel with a corresponding credit to development expense on the Company’s statement of operations.

Affiliate management fees of $4.1 million and $4.2 million for the nine months ended September 30, 2009 and 2008, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW.

Included in loss on disposal of assets at EVD during the nine months ended September 30, 2009 is approximately $1.5 million of capitalized design and development costs and disposal costs related to a hotel project design that will not be utilized by the third party operator.  See Note 3 of the condensed consolidated financial statements contained elsewhere in this quarterly report for further information on the EVD hotel project.

Other expense, net of interest income and amounts capitalized, and including loss on early retirement of debt, increased $28.8 million during the nine months ended September 30, 2009 over September 30, 2008 primarily due to the Company’s debt refinancing activities discussed in Note 4 to the condensed consolidated financial statements.   In addition, interest expense of approximately $2.0 million was capitalized as part of the casino development and other construction projects during the nine months ended September 30, 2008 and none was capitalized in 2009.

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

            LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance increased $90.0 million to $128.7 million at September 30, 2009 from $38.7 million at December 31, 2008.

Cash flows from operating activities were $33.1 million during the nine months ended September 30, 2009, a decrease of $5.0 million when compared to $38.1 million during the nine months ended September 30, 2008.  This decrease is primarily attributed to the timing of interest payments as a result of the Company’s refinancing in August 2009 offset by improved cash flow from operations at DJL as a result of the opening of its new land-based casino in December 2008 as well as collections received by DJL from the DRA of $2.5 million related to the DRA’s obligation under its operating agreement with DJL.

Cash flows used in investing activities during the nine months ended September 30, 2009 was $34.1 million consisting primarily of (i) payments of $13.8 million for construction and other development costs associated with the DJL casino development project, (ii) cash outflows of $2.8 million related to construction projects at EVD, including the remodeling of the casino floor, (iii) the payment of a $10.0 million deposit under the Purchase Agreement related to the acquisition of ABC, (iv) cash outflows of $6.4 million primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures and (v) business acquisition and licensing costs of $1.4 million primarily related to DJW’s license agreement with the State of Iowa requiring a $1.0 million payment in May 2009.  To partially offset the cash flows used were proceeds from the sale of property and equipment of $0.7 million received at DJL from the sale of the Diamond Jo vessel and other obsolete assets which were not utilized at its new land-based casino.

Cash flows from financing activities during the nine months ended September 30, 2009 of $90.9 million reflects the proceeds from the offering of the PGL Notes in August 2009 of $531.5 million offset by (i) payments on debt, including principal and call premiums related to the redemption of Old Peninsula Notes, the DJW Notes and the EVD Notes of $392.3 million, (ii) net payments of borrowings under the PGL Credit Facility and DJW Credit Facility of $30.5 million, (iii) payment of deferred financing costs related to the issuance of the PGL Notes of $15.1 million and (iv)  member distributions of $2.7 million.

As of September 30, 2009, we had no outstanding advances under the revolver portion of the PGL Credit Facility and outstanding letters of credit of approximately $1.4 million. The available borrowing amount under the PGL Credit Facility at September 30, 2009, after reductions for amounts borrowed and letters of credit outstanding, was $63.6 million.

Financing Activities

Our financing activities will have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  In August 2009, we made significant changes to our financing structure. See Note 4 of the condensed consolidated financial statements contained elsewhere in this quarterly report for further information on our financing activities.

In addition, on October 29, 2009, the Company entered into the Amended PGL Credit Facility.  See Note 10 of the condensed consolidated financial statements contained elsewhere in this quarterly report for further information on the Amended PGL Credit Facility.

General

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations, and (ii) available borrowings under the PGL Credit Facility. The available borrowing amount at September 30, 2009 after our refinancing and after reductions for letters of credit outstanding under the PGL Credit Facility was $63.6 million.

On October 22, 2009, the Company purchased ABC for a purchase price of $104.0 million plus $2.2 million in working capital.  The deposit paid in June 2009 of $10.0 million was applied toward the purchase price and the remaining balance was paid with cash on hand.  In addition, the Company plans to spend an additional $8.0 million to remodel the existing Amelia Belle riverboat, which will include a redesign of the casino floor, new slot machines and a sports bar.

Our other capital expenditures for the next twelve months related to EVD’s planned development of an event center and a new OTB located in St. Martinville Parish, Louisiana are expected to be approximately $3.9 million and $2.4 million, respectively.  Remaining capital expenditures for the Company for the next twelve months, excluding amounts discussed above, are expected to be approximately $7.6 million.

The Company’s debt maturities for the next twelve months are expected to be approximately $3.2 million.  The Company’s member distributions to PGP for the next twelve months are expected to be approximately $3.5 million. We plan to finance these expected cash requirements with: (i) a portion of the available cash on hand (excluding amounts needed for normal operations); (ii) cash generated from operations; and (iii) if necessary, available borrowings under the PGL Credit Facility.  There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.

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

CONTRACTUAL OBLIGATIONS

   A table of our contractual obligations as of December 31, 2008 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  See Note 4 of the condensed consolidated financial statements contained elsewhere in this quarterly report for information on changes to our long-term debt during the third quarter of 2009.  As a result of these transactions, and assuming such transactions occurred on December 31, 2008, our contractual obligations for the periods presented would have changed as follows: (i) increased by $15.7 million for periods less than one year; (ii) increased by $26.1 million for the period 2 – 3 years; (iii) decreased by $299.7 million for the period 4 – 5 years and (iv) increased by $696.5 million for the periods thereafter.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2009.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility. As of September 30, 2009, the Company had no outstanding borrowings under the PGL Credit Facility. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $58.5 million) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.6 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate available for sale investment and debt borrowings. Our fixed rate available for sale investment is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate available for sale investment and debt borrowings as of September 30, 2009 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Available for sale investment	2011 – 2037	7 1/2%		$ 14,729	$ 14,729	(1)
8 3/8% senior secured notes	Aug 15, 2015	8 3/8%		234,599	241,200	(2)
10 3/4% senior unsecured notes	Aug 15, 2017	10 3/4%		297,158	306,525	(2)
Senior credit facility	January 15, 2012	6	%(3)	-	-
Term loan	December 1, 2013	6 1/2%		7,060	7,060	(2)
Notes payable, capital lease obligations and other financial instruments	2009—2011	6% - 8 3/4%		2,925	2,955	(2)
Obligation under Minimum Assessment Agreement	2011 – 2037	N/A		19,442	19,132	(2)

 (1)           Our available for sale investment is not traded.  Fair value is based on considerable judgment using a combination of current market rates and estimates of market conditions for similar instruments.  Due to the illiquid nature of the investment, changes in market risks could have a significant impact on the fair value.

(2)           Represents fair value as of September 30, 2009 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of September 30, 2009.

            ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-l 5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives. Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting.   There were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our primary competition at Amelia Belle is is a Native American casino located approximately 40 miles to the north of Amelia, including several miles off the highway, in Baldwin, Louisiana.   We also face competition from casinos in New Orleans, Louisiana.

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

     The Company evaluates from time to time attractive acquisition opportunities involving casino and other gaming operations.  This strategy is subject to numerous risks, including:

·             an inability to obtain sufficient financing to complete its acquisitions;

·             an inability to negotiate definitive acquisition agreements on satisfactory terms;

·	difficulty in integrating the operations, systems and management of acquired assets and absorbing the increased demands on its administrative, operational and financial resources;

·             the diversion of its management’s attention from its other responsibilities;

·             the loss of key employees following completion of its acquisitions;

·             the failure to realize the intended benefits of and/or synergies created by its acquisitions;

·             its being subject to unknown liabilities; and

·             the need for a greater amount of capital, infrastructure or other spending than anticipated.

    The Company’s inability to effectively address these risks could force it to revise its business plan, incur unanticipated expenses or forego additional opportunities for expansion.

ITEM 5. OTHER INFORMATION

        Peninsula Gaming Partners, LLC (“PGP”) has successfully completed the amendment of certain employment agreements with Mr. Jonathan Swain, Chief Operating Officer of the Company, and Ms. Natalie Schramm, the Chief Financial Officer of the Company.  As further described below, in consideration for the monetization of their vested and previously earned profits interests in PGP, the Company was able to secure three-year extensions of their respective employment agreements and significant limitations on their ability to require the Company to repurchase such profits interests in the future.

Accordingly, on November 6, 2009, the board of managers (the “Board”) of PGP approved the PGP 2009 Profits Interest Plan (“Plan”) to provide grants of profits interests, among other things, to employees and consultants of PGP.  The terms and conditions of each award under the Plan will be subject to the sole discretion of the Board.  Profits interests to be awarded under the Plan are limited only to the future appreciation in value of PGP’s common membership interests from the date of grant.  The total number of profits interests that may be awarded under the Plan is 130,692 (representing 10% of the future appreciation in value, if any, of PGP’s common membership interests from the date of grant of such interests).

The Board has the exclusive right and discretionary authority to administer the Plan in accordance with its terms, including, among other things, to (i) determine the type and size of each award, eligibility, the form and content of the award agreements, the extent of forfeitures, the extent to which certain fundamental corporate changes have occurred or performance goals and/or other terms and conditions applicable to any awards have been attained or satisfied, (ii) waive any terms or conditions relating to any award, interpret the Plan and the award agreements, and (iii) take any other actions and make any other determinations or decisions that it deems necessary or appropriate in connection with the Plan or the administration or interpretation thereof.  Awards granted under the Plan may vest based upon the occurrence of certain fundamental corporate changes and/or the attainment of performance goals and satisfaction of any other terms or conditions determined by the Board.  Unless otherwise provided by the terms of the Plan, the relevant award agreement, or by the Board, a grantee’s award that remains unvested at the time of his or her termination of employment or other services with PGP will be forfeited.  In general, the Board may, in its discretion, amend or terminate the Plan or any award agreement at any time.  However, no such amendment or termination may materially adversely affect the rights of a grantee with respect any previously granted award without such grantee’s consent, unless such amendments are for the primary purpose of complying with applicable laws.

On November 6, 2009, PGP approved grants of profits interests to each of Mr. Swain and Ms. Schramm under the Plan in the respective amounts of 46,434.36 and 11,608.59 (equal to the amounts of profits interests redeemed from each of them, as described below, and representing approximately 3.6% and 0.9%, respectively, of the future appreciation in value, if any, of PGP’s common membership interests from the date of grant of such interests).  The profits interests granted pursuant to such awards were fully vested at the time of grant, and the value of the profits interests granted pursuant to such awards is limited to the future appreciation in value, if any, of PGP’s common membership interests from the date of grant of such profits interests.

In connection with the grant of profits interests under the Plan described above, the Board also approved the repurchase of certain previously granted and earned profits interests from each of Mr. Swain and Ms. Schramm in the amounts of $4.6 million and $1.2 million, respectively.  The purchase price for the profits interests repurchased was determined by the appreciation in value, on a per unit basis, of PGP’s common membership interests from September 12, 2005 (the original date of grant of such profits interests) to November 6, 2009 (the repurchase date of such profits interests).  The number of profits interests repurchased by PGP was fully vested at the time of repurchase and equivalent to the number of new profits interests awarded under the Plan to Mr. Swain and Ms. Schramm on November 6, 2009.  The purchase price of the profits interests repurchased by PGP were equivalent, on a per unit basis, to the fair value of the common membership interests of PGP on the date of grant of the profits interests awarded to Mr. Swain and Ms. Schramm under the Plan.

Each of Mr. Swain and Ms. Schramm has entered into an agreement with the Company, dated November 6, 2009, to amend their existing employment agreements to extend their terms of employment to July 13, 2013, in the case of Mr. Swain, and June 30, 2013, in the case of Ms. Schramm, each with automatic renewals for successive one-year terms unless earlier terminated by either of the parties to such agreements.  Except in the case of a termination of employment upon death, disability or a change of control or a termination by the Company without “cause”, the amendments also eliminate any requirement of the Company to purchase, at the request of such employees, their membership interests, including in the event such employees are terminated for “cause” or voluntarily terminate their employment prior to a change in control.  In addition to each employee’s severance pay, the amendments also provide for the prompt repurchase of any profits interests granted to such employee, whether vested or unvested, upon such employee’s termination by the Company other than for “cause” at the fair market value of such profits interests.  The amendments also amend the definition of “change of control” and provide for the payment to each employee of an amount equal to 24 months’ pay (based on then current annual base salary and the average bonuses received in the two preceding calendar years) upon the occurrence of a change of control.

            ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description

4.1†
Indenture, governing the 8.375% Senior Secured Notes due 2015, dated as of August 6, 2009, by and among Peninsula Gaming, LLC and Peninsula Gaming Corp., the guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent

4.2†
Indenture, governing the 10.750% Senior Unsecured Notes due 2017, dated as of August 6, 2009, by and among Peninsula Gaming, LLC and Peninsula Gaming Corp., the guarantors party thereto and U.S. Bank National Association, as trustee

4.3†
Registration Rights Agreement, dated as of August 6, 2009, by and among Peninsula Gaming, LLC and Peninsula Gaming Corp., as issuers, and Jefferies & Company, Inc., Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as initial purchasers

4.4†
Intercreditor Agreement, dated as of August 6, 2009, between U.S. Bank National Association and Wells Fargo Foothill, Inc., and acknowledged and agreed to by Peninsula Gaming, LLC and Peninsula Gaming Corp.

4.5†
Pledge and Security Agreement, dated as of August 6, 2009, among AB Casino Acquisition, LLC, Diamond Jo, LLC, Diamond Jo Worth, LLC, Peninsula Gaming, LLC, Peninsula Gaming Corp., The Old Evangeline Downs L.L.C. and U.S. Bank National Association, as a collateral agent

4.6†	Trademark Security Agreement, dated as of August 6, 2009, between The Old Evangeline Downs L.L.C. and U.S. Bank National Association, as a collateral agent

4.7†
Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of August 6, 2009, from Diamond Jo Worth, LLC to U.S. Bank National Association, as a collateral agent

4.8†	Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of August 6, 2009, from Diamond Jo, LLC to U.S. Bank National Association, as a collateral agent

4.9†	Multiple Obligations Mortgage and Assignment of Leases and Rents, dated as of August 6, 2009, by The Old Evangeline Downs, L.L.C. in favor of U.S. Bank National Association, as a collateral agent

10.1
First Amendment To Purchase Agreement, dated as of October 22, 2009, by and among Columbia Properties New Orleans, L.L.C., as Seller, AB Casino Acquisition, LLC, as Buyer and Peninsula Gaming Partners, LLC – incorporated by reference to Exhibit 1.1 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed October 23, 2009.

10.2†	Consent and Waiver, dated as of August 6, 2009, among Diamond Jo, LLC, The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc.

10.3†	Trademark Security Agreement, dated as of August 6, 2009, between The Old Evangeline Downs L.L.C. and Wells Fargo Foothill, Inc.

10.4†	Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of August 6, 2009, from Diamond Jo Worth, LLC to Wells Fargo Foothill, Inc.

10.5†
Amended and Restated Loan Agreement, dated October 29, 2009, by and among Peninsula Gaming, LLC, Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Belle of Orleans, L.L.C. and Diamond Jo Worth, LLC, as borrowers, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and agent for the lenders

10.6†
Amended and Restated Intercompany Subordination Agreement, dated October 29, 2009, by and among Peninsula Gaming, LLC, Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Belle of Orleans, L.L.C., Diamond Jo Worth, LLC, Peninsula Gaming Corp. and Wells Fargo Foothill, Inc.

10.7†
Amended and Restated Management Fees Subordination Agreement, dated October 29, 2009, by and among The Old Evangeline Downs, L.L.C., Diamond Jo Worth, LLC, Diamond Jo, LLC, Peninsula Gaming Partners, LLC, OED Acquisition, LLC and Wells Fargo Foothill, Inc.

10.8†	First Preferred Ship Mortgage on the Whole of The Belle of Orleans, dated October 29, 2009, by Belle of Orleans, L.L.C. in favor of Wells Fargo Foothill, Inc.

10.9†
Modification of Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 29, 2009, by Diamond Jo Worth, LLC and Wells Fargo Foothill, Inc.

10.10†	Fifth Amendment to Iowa Shore Mortgage, dated October 29, 2009, by Diamond Jo, LLC and Wells Fargo Foothill, Inc.

10.11†	Act of Fourth Amendment of Multiple Obligations Mortgage, dated October 29, 2009, by The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc.

10.12†
Trademark Security Agreement, dated as of October 29, 2009, by and among Peninsula Gaming, LLC, Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Diamond Jo Worth, LLC and Belle of Orleans, L.L.C. and accepted and acknowledged by Wells Fargo Foothill, Inc.

31.1†	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2†	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on November 10, 2009.

PENINSULA GAMING, LLC

By:	/s/ M. BRENT STEVENS
M. Brent Stevens
Chief Executive Officer

By:	/s/ JONATHAN SWAIN
Jonathan Swain
Chief Operating Officer

By:	/s/ NATALIE A. SCHRAMM
Natalie A. Schramm
Chief Financial Officer

PENINSULA GAMING CORP.

By:	/s/ M. BRENT STEVENS
M. Brent Stevens
Chief Executive Officer

By:	/s/ NATALIE A. SCHRAMM
Natalie A. Schramm
Chief Financial Officer