Form 10-K
period 2009-12-31
PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2010-03-30
CIK 1235662, 1299109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

All of the common equity interests of Peninsula Gaming, LLC (the “Company”) are held by Peninsula Gaming Partners, LLC. All of the common equity interests of Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Diamond Jo Worth, LLC, Belle of Orleans, L.L.C. and Peninsula Gaming Corp. are held by the Company.

PART I

ITEM 1.	BUSINESS

General

Peninsula Gaming, LLC, a Delaware limited liability company (“PGL” or the “Company”), was formed in 2004 and is a holding company with no independent operations whose primary assets are its equity interests in its wholly owned subsidiaries. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).  PGL’s wholly owned operating subsidiaries consist of:

·	Diamond Jo, LLC, a Delaware limited liability company (“DJL”), which owns and operates the Diamond Jo casino in Dubuque, Iowa;
·
The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), which owns and operates the Evangeline Downs Racetrack and Casino, or “racino”, in St. Landry Parish, Louisiana, and four off-track betting parlors (“OTB”) in Louisiana;

·	Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), which owns and operates the Diamond Jo casino in Worth County, Iowa; and
·	Belle of Orleans, L.L.C., a Louisiana limited liability company (“ABC”), which owns and operates the Amelia Belle casino in Amelia, Louisiana.

In addition, PGL is the parent of wholly owned Peninsula Gaming Corp., a Delaware corporation (“PGC”), which was formed in 2004 and has no assets or operations.

As used herein, unless otherwise stated or the context otherwise refers to PGL individually, the terms “we”, “us”, “our” or the “Company” refer to PGL and its subsidiaries.

We currently operate four reportable segments: (1) the gaming operations of DJL, consisting of the Diamond Jo casino in Dubuque, Iowa (“Diamond Jo”), (2) the gaming operations of EVD, consisting of the casino, racetrack and OTBs operated by EVD in Louisiana (“Evangeline Downs”), (3) the gaming operations of DJW, consisting of the casino in Worth County, Iowa (“Diamond Jo Worth”), and (4) the gaming operations of ABC, consisting of the Amelia Belle riverboat casino in Amelia, Louisiana (“Amelia Belle”). See Note 12 to the consolidated financial statements for financial information about our segments.

Our address is 301 Bell Street, Dubuque, Iowa 52001 and our telephone number is (563) 690-4975. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, filed by us with the Securities and Exchange Commission (“SEC”), are available on the SEC’s website at http://www.sec.gov.

Business

Diamond Jo. On December 10, 2008, DJL opened its new land-based casino to the public.  The new Diamond Jo is a two-story, approximately 188,000 square foot facility located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa and is accessible from each of the major highways in the area.  The Diamond Jo includes 987 slot machines and 18 table games. Additional amenities include a 30-lane state of the art bowling center, a 33,000 square foot event center and two banquet rooms.  The new facility also features five dining outlets, The Kitchen Buffet, a 184-seat live action buffet, 132-seat Woodfire Grille, the casino’s signature high-end restaurant, 124-seat Mojo’s sports bar, a deli and a snack shop, as well as three full service bars located on or near the casino floor.  The Diamond Jo is open 24 hours per day, seven days per week.

The Diamond Jo has approximately 680 surface parking spaces conveniently available to our patrons, together with valet parking. In addition, the City of Dubuque, Iowa (the “City”) opened a four-story public parking facility in 2008 adjacent to the new casino.  The parking facility includes 1,083 parking spaces and offers free parking to the public with direct access to the new casino facility from all four levels of the parking facility.  In addition, a third party operates a 193-room hotel direct across the street from the new casino facility.

Evangeline Downs. The Evangeline Downs Racetrack and Casino is located in Opelousas, Louisiana.  This land-based facility has a southern Louisiana Cajun roadhouse theme on the exterior, with a complimentary regional Acadian atmosphere on the interior.  The racino currently includes a casino with 1,424 slot machines, an approximately 23,000 square foot event center which opened in February 2010, parking spaces for approximately 2,447 cars, and several dining options.  Our dining venues include a 348-seat Cajun buffet, a 94-seat fine-dining Blackberry’s restaurant, a 60-seat Po-Boys Food Court, a 90-seat Café 24/7 and a 120-seat Mojo’s sports bar with a 37-seat patio.  In addition, a raised bar and lounge area known as Zydeco’s occupies the center of our casino floor.  In the clubhouse, Silk’s Fine Dining offers a varied menu and the grandstand area contains a concession and bar for our patrons’ convenience.  The racino includes a one-mile dirt track, a 7/8 mile turf track, stables for 980 horses, a grandstand and clubhouse seating for 1,295 patrons, and apron and patio space for an additional 3,000 patrons.  EVD is open 24 hours per day, seven days per week.

In addition, an independent third party operator recently started construction on an approximately 100-room hotel adjacent to EVD’s racino. The hotel currently contemplated includes at least 25 suites, five meeting rooms, an indoor pool, and is expected to be completed in the third quarter of 2010.

EVD currently operates four OTBs in each of Port Allen, Louisiana,  New Iberia, Louisiana, Henderson, Louisiana, and Eunice, Louisiana.  Each of these OTBs offers simulcast pari-mutuel wagering seven days a week and is equipped to serve alcoholic and non-alcoholic beverages and food. The Port Allen OTB is located immediately off Interstate 10, across the Mississippi River from Baton Rouge. The Port Allen facility offers off-track betting, 79 video poker machines, a full-service bar, a cafe and a VIP lounge. EVD’s New Iberia OTB operation offers simulcast pari-mutuel wagering and is equipped to serve alcoholic and non-alcoholic beverages and food.  The Henderson OTB, which opened in May 2005, seats 60 patrons and features a restaurant and full service bar.  In August 2007, we opened our approximately 1,250 square foot expansion and began operating 46 video poker machines in Henderson. The Eunice facility offers off-track betting, 69 video poker machines, a full service bar and private parking for its patrons.  In addition, OED is currently in the process of renovating a leased facility in St. Martinville Parish, Louisiana for use as an OTB. This new OTB is expected to offer video poker and pari-mutuel wagering. Under Louisiana’s racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of our Evangeline Downs racetrack, which effectively gives us the exclusive right, at our option, to operate additional OTBs within such a radius, provided that such OTB is not also within a 55-mile radius of another horse racetrack.

Diamond Jo Worth.  The Diamond Jo Worth land-based casino opened to the public in April 2006 in Northwood, Iowa which is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. Our casino is situated on a 36-acre site approximately an equal distance between Minneapolis, Minnesota and Des Moines, Iowa at the intersection of Interstate 35 and Highway 105. The exterior design of Diamond Jo Worth incorporates a regional gristmill and riverboat theme, with a complementary riverside docking facility atmosphere on the interior. As a result of an approximately 30,000 square foot casino expansion, which opened to the public in April 2007, the Diamond Jo Worth casino currently has 963 slot machines, 22 table games and 7 poker tables in operation, as well as parking spaces for approximately 1,300 vehicles, a 5,200 square foot event center and several dining options, including the Kitchen Buffet, a 190-seat buffet restaurant and our 114-seat Woodfire Grille, the casino's high-end restaurant, which opened in January 2008. Diamond Jo Worth is open 24 hours per day, seven days a week. In November 2006, a 100-room hotel development adjacent to the casino opened which is owned and operated by a third party. Under an agreement between DJW and the third party operator, DJW has the option to purchase the hotel from the third party operator. DJW also operates a convenience store and gas station at the site.

Amelia Belle Casino. On October 22, 2009, PGL acquired the Amelia Belle Casino, in Amelia, Louisiana, which is located in south-central Louisiana. The Amelia Belle Casino is a three level riverboat with gaming located on the first two decks and includes 842 slot machines, 17 table games and 3 poker tables. The third deck of the riverboat includes a 153-seat buffet and a banquet room. We recently completed a $7.5 million renovation which includes a remodel of the interior, including new carpet and remodeled restrooms, 260 new slot machines and themes, reconfiguration of the gaming floor, new slot signage, and a new surveillance system and we are currently in the process of painting of the exterior of the boat. The Amelia Belle Casino has parking spaces for 655 vehicles. Amelia Belle is open 24 hours per day, seven days per week.

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

Diamond Jo. The Diamond Jo’s principal competition is the only other licensed gaming facility in Dubuque, the Mystique Casino (“Mystique”), a pari-mutuel greyhound racing facility. Mystique is located approximately three miles north of the Port of Dubuque and offers some amenities that Diamond Jo does not have, including live and simulcast greyhound racing, and, on a limited basis, simulcast horse racing. As a not-for-profit organization, Mystique has developed strong relationships with the local community and city officials by distributing a percentage of its cash flow, through contributions, to the City and local charities. Mystique’s facility includes 959 slot machines, 19 table games and 4 poker tables. Mystique is owned and operated by the Dubuque Racing Association (“DRA”). DJL also faces competition to a lesser extent from casinos in Marquette, Iowa to the north, Davenport and Bettendorf, Iowa to the south and Waterloo, Iowa to the west.

       Riverboat gaming licenses in the State of Iowa are granted to not-for-profit “qualified sponsoring organizations” and can be issued jointly to a not-for-profit qualified sponsoring organization and a boat operator. The granting of new licenses requires regulatory approval, which includes, among other things, satisfactory feasibility studies. The DRA is the not-for-profit qualified sponsoring organization that, pursuant to a contract between the parties, holds the gaming license together with us as the operator.

Evangeline Downs. EVD's primary market is the area in and around Lafayette, Louisiana.  The nearest competitor to Evangeline Downs is a Native American casino located approximately 50 miles to the north of the racino, including several miles off of Interstate 49 in Marksville, Louisiana. Beyond that, patrons in Lafayette need to drive approximately 75 miles to reach riverboat casinos in Baton Rouge and approximately 100 miles to reach riverboat casinos in Lake Charles and a Native American casino in Kinder. Because our competition in Marksville is situated more than 20 miles off the highway, we believe that the ease of highway access for Evangeline Downs provides a competitive advantage.

Louisiana law currently places limitations on the number and types of gaming facilities that may operate in the state. Currently, there are only four horse racetracks in Louisiana with licenses to conduct live racing. Under the Pari-Mutuel Act, each of the four horse racetracks (including our racino) is permitted to install slot machines at its facilities. The horse racetrack nearest to the racino site that is allowed to have gaming operations is located in Vinton, Louisiana, near Lake Charles, which is more than 100 miles away from the racino. In addition, current Louisiana law permits only 15 riverboat gaming licenses, all of which have currently been awarded. Also, under current Louisiana law, the only non-Native American land-based casino permitted to operate in the state is the land-based casino currently operating in New Orleans, more than 100 miles from Lafayette. Native American gaming facilities operate pursuant to compacts with the State of Louisiana. There currently are only four federally-recognized Native American tribes in Louisiana and only three Native American casinos are currently operating in Louisiana, the closest being in Marksville, which is approximately 50 miles from Evangeline Downs. The fourth tribe, which to our knowledge currently does not have a compact with the State of Louisiana, has proposed to develop a casino in DeSoto Parish, more than 150 miles from the racino.

       Diamond Jo Worth. Diamond Jo Worth’s primary competition is the Native American gaming operations in Minnesota, the closest being approximately 110 miles from the Diamond Jo Worth casino. In addition, a casino in Emmetsburg, Iowa, approximately 90 miles from Diamond Jo Worth casino, commenced operations in June 2006 and a casino in Waterloo, Iowa opened in the summer of 2007, which is located approximately 120 miles from the Diamond Jo Worth casino. There are also four applications for new gaming licenses currently pending in Iowa, the closest of which is in Webster County which is located approximately 110 miles from the Diamond Jo Worth casino. We do not anticipate that any of these new licenses, if granted, would have a material impact on our properties.

Amelia Belle Casino. The Amelia Belle Casino faces competition from Cypress Bayou Casino in Charenton, Louisiana approximately 20 miles to the northeast of Amelia, the Belle of Baton Rouge Casino and the Hollywood Casino in Baton Rouge, Louisiana approximately 70 miles to the northeast of Amelia, Louisiana and from Boomtown Casino in Harvey, Louisiana and Treasure Chest Casino in Kenner, Louisiana both approximately 70 miles east of Amelia. Additionally, Louisiana's only land-based casino, Harrah's New Orleans, is located approximately 80 miles to the east of Amelia.  The nearest horse racetrack that is allowed to have gaming operations is also located in New Orleans, Louisiana.  ABC also faces competition from truck stop video poker parlors and OTBs in the areas surrounding Amelia, Louisiana.

Employees

We maintain a staff of approximately 375 to 400 full-time equivalent employees at the Diamond Jo, a staff of approximately 500 to 550 full-time equivalent employees at Evangeline Downs, a staff of approximately 300 to 325 full-time equivalent employees at the Diamond Jo Worth and a staff of approximately 300 to 325 full-time equivalent employees at the Amelia Belle, depending upon the time of the year. None of our employees are covered by a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage, and believe we maintain good relations with our employees.

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

Iowa Gaming Regulation

Our Diamond Jo and Diamond Jo Worth operations are subject to Chapter 99F of the Iowa Code and the regulations promulgated under that Chapter and the licensing and regulatory control of the Iowa Racing and Gaming Commission. Our license is subject to annual renewal.

Under Iowa law, the legal age for gaming is 21, and wagering on a “gambling game” is legal when conducted by a licensee on the gaming floor of an “excursion gambling boat” or a "gambling structure." An “excursion gambling boat” is an excursion boat or moored barge and a "gambling structure" is any man-made stationary structure which does not contain a race track and  is approved by the Iowa Racing and Gaming Commission. A “gambling game” is any game of chance authorized by the Iowa Racing and Gaming Commission.

The legislation permitting gambling in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” A “qualified sponsoring organization” is defined as a nonprofit corporation organized under Iowa law, whether or not exempt from federal taxation, or a person or association that can show to the satisfaction of the Iowa Racing and Gaming Commission that the person or association is eligible for exemption from federal income taxation under Sections 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal Revenue Code. Such nonprofit corporation may operate the excursion gambling boat or gambling structure itself, or it may enter into an agreement with another operator to operate the boat or structure on its behalf. An operator must be approved and licensed by the Iowa Racing and Gaming Commission. DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received an excursion gambling boat license in 1990 and has served as the “qualified sponsoring organization” of the Diamond Jo since March 18, 1993. DRA entered into an operating agreement (the “DRA Operating Agreement”) with Greater Dubuque Riverboat Entertainment Company, the previous owner and operator of the Diamond Jo, authorizing Greater Dubuque Riverboat Entertainment Company to operate excursion gambling boat gaming operations in Dubuque. The Iowa Racing and Gaming Commission approved the DRA Operating Agreement on March 18, 1993. The term of the DRA Operating Agreement expires on December 31, 2018. We assumed the rights and obligations of Greater Dubuque Riverboat Entertainment Company under the DRA Operating Agreement.

During 2005, the DRA Operating Agreement was amended to provide for, among other things, the following:

·	The DRA is authorized to operate up to 1,500 gaming positions at Mystique.

·	Extension of the operating agreement through December 31, 2018.

·
From February 2006 (the date that Mystique commenced operation of table games) through August 31, 2006 (the date a competing casino facility opened to the public in Riverside, Iowa),  DRA was contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions. Beginning September 1, 2006, and continuing through November 18, 2008, DRA was contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts above a 7% decline from the base period and subject to a maximum 21% decline and certain payment deferral conditions. During 2008 and 2007, DJL recorded other revenue of approximately $1.6 million and $1.9 million, respectively, related to this portion of the agreement, of which $0.9 million and $3.4 million has been recorded as a short-term receivable at December 31, 2009 and 2008, respectively, and $0.7 million has been recorded as a long-term receivable and is included in deposits and other assets on the Company’s balance sheets at December 31, 2008.

·
DJL paid to DRA the sum of $.50 for each patron admitted on the boat through December 9, 2008. During 2008 and 2007, these payments approximated $0.3 million and $0.4 million, respectively. Commencing December 10, 2008, the date DJL moved its operations to its new facility, DJL is required to pay to the DRA 4.5% of DJL’s adjusted gross receipts.  These payments approximated $3.2 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively.

In a separate agreement with the City, we extended our leases for certain real property, including various parking lots around the casino, through December 2018.  The current lease calls for lease payments of $500,000 annually. However, under DJL’s operating agreement with the DRA, the DRA is required to reimburse DJL for all lease payments paid to the City as described in this paragraph.

The Worth County Development Authority (“WCDA”), a not-for-profit corporation, was organized on July 14, 2003, for the purpose of serving as a qualified sponsoring organization for an excursion gambling boat license to be held in Worth County, Iowa. Pursuant to an operator’s agreement with the WCDA (the “WCDA Operating Agreement”), DJW is entitled to own and operate a gambling facility in Worth County, Iowa. As the “qualified sponsoring organization” for DJW, WCDA receives 5.76% of DJW’s adjusted gross receipts. In 2009, 2008 and 2007, DJW expensed $4.6 million, $4.5 million and $4.3 million, respectively, under this agreement.  The WCDA Operating Agreement expires on March 31, 2015, but is subject to automatic three year renewal periods.

Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming. The electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming on May 17, 1994, by referendum, with 80% of the electorate voting in favor of gaming conducted by DJL. The electorate of Worth County, Iowa, approved gaming on June 24, 2003, by referendum, including gaming conducted by DJW, with 75% of the electorate voting in favor. In addition, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such a referendum took place for DJL on November 5, 2002, with 79% of the electorate voting on the proposition favoring continued gaming on excursion gambling boats in Dubuque County. The next referendum in both Dubuque County and Worth County is scheduled for November 2010. If any reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier non-renewal or revocation under Iowa law and regulations applicable to all licenses.

            Proposals to amend or supplement Iowa’s gaming statutes are frequently introduced in the Iowa state legislature. In addition, the state legislature sometimes considers proposals to amend or repeal Iowa law and regulations, which could effectively prohibit gaming in gambling structures in the State of Iowa, limit the expansion of existing operations or otherwise affect our operations. Although we do not believe that a prohibition of gaming in Iowa is likely, we can give no assurance that changes in Iowa gaming laws will not occur or that the changes will not have a material adverse effect on our business.

Substantially all of DJL’s and DJW’s material transactions are subject to review and approval by the Iowa Racing and Gaming Commission. All contracts or business arrangements, verbal or written, with any related party or in which the term exceeds three years or the total value of the contract exceeds $100,000 are agreements that qualify for submission to and approval by the Iowa Racing and Gaming Commission subject to certain limited exceptions. The agreement must be submitted within 30 days of execution and approval must be obtained prior to implementation unless the agreement contains a written clause stating that the agreement is subject to commission approval. Additionally, contracts negotiated between DJL or DJW and a related party must be accompanied by economic and qualitative justification.

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

Iowa has a graduated wagering tax on excursion gambling boat gaming equal to 5% of the first one million dollars of adjusted gross receipts, 10% on the next two million dollars of adjusted gross receipts and 22% on adjusted gross receipts of more than three million dollars. In addition, Iowa excursion gambling boats and gambling structures share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa. For the fiscal year ending December 31, 2009, DJL’s and DJW’s share of such expenses were approximately $0.8 million each. Further, DJL paid to the City a fee equal to $.50 per admission into the casino through June 30, 2009.  In June 2009, DJL and the City entered into an agreement in which DJL agreed to pay to the City a flat fee of $500,000 per year in lieu of the $0.50 per admission fee.

In accordance with legislation passed in 2004, all excursion gambling boat licensees, including DJL, were assessed an amount based on the licensee’s adjusted gross receipts to be deposited into the Rebuild Iowa Infrastructure Fund. DJL’s total assessment was $2.1 million, which was paid in two equal payments of $1.05 million on May 2005 and May 2006, respectively. DJL recorded the payments as a long term deposit on its consolidated balance sheet. Beginning in July 2010, we may offset gaming taxes in an amount equal to 20% of the total assessment in each of the succeeding five fiscal years thereafter. At December 31, 2009, $0.4 million of this total was moved to a short term asset and is included in prepaid expenses and other assets on the Company’s balance sheet. DJW was not included in this assessment as it was not licensed at the time of the assessment.

In connection with obtaining its gaming license, DJW was required to pay under an executory agreement a license fee of $5.0 million payable in five equal annual installments of $1.0 million.  DJW paid the final installment in May 2009.

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

       We are required to notify the Iowa Racing and Gaming Commission as to the identity of, and may be required to submit background information regarding, each director, corporate officer and owner, partner, joint venture, trustee or any other person who has a beneficial interest, direct or indirect, in DJL or DJW. The Iowa Racing and Gaming Commission may also request that we provide them with a list of persons holding beneficial ownership interests in DJL or DJW . For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The Iowa Racing and Gaming Commission may limit, make conditional, suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest is found to be ineligible as a result of want of character, moral fitness, financial responsibility, or professional qualifications or due to failure to meet other criteria employed by the Iowa Racing and Gaming Commission.

If any gaming authority, including the Iowa Racing and Gaming Commission, requires any person, including a holder of record or beneficial owner of securities, to be licensed, qualified or found suitable, the person must apply for a license, qualification or finding of suitability within the time period specified by the gaming authority. The person would be required to pay all costs of obtaining the license, qualification or finding of suitability. On August 6, 2009, the Company and PGC, as co-issuers (collectively, the “Issuers”), issued $240.0 million in aggregate principal amount of 8 3⁄8% Senior Secured Notes due 2015 (the “PGL Secured Notes”) and $305.0 million in aggregate principal amount of 10 3⁄4% Senior Unsecured Notes due 2017 (the “PGL Unsecured Notes” and, together with the PGL Secured Notes, the “PGL Notes”). If a holder of record or beneficial owner of any of the PGL Notes, or any membership interest in PGL, PGP, DJL or DJW is required to be licensed, qualified or found suitable and is not licensed, qualified or found suitable by such gaming authority within the applicable time period, the PGL Notes or membership interests, as the case may be, would be subject to regulatory redemption procedures.

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

The Pari-Mutuel Act became effective on July 9, 1997, and provides for numerous controls and supervision over the operation of slot facilities and requires us to comply with complex and extensive requirements. Failure to adhere to these statutes and regulations will result in serious disciplinary action against us, including monetary fines and suspension or revocation of our licenses.

The Pari-Mutuel Act allows only one facility in each of St. Landry Parish, Bossier Parish, Calcasieu Parish and Orleans Parish to be licensed to operate slot machines at a live horse racing facility. EVD is presently the only “eligible facility” in St. Landry Parish under the Pari-Mutuel Act. The Pari-Mutuel Act requires (among other things) that two conditions be met prior to the opening and operation of a slot machine casino at a live-racing venue. First, a parish-wide referendum must approve the operation. In 1997, voters in St. Landry Parish voted to approve the slot machine casino at the racino site. Secondly, the Pari-Mutuel Act requires that an appropriate tax be levied on the slot machine operation. In 2000, an 18.5% license tax was levied upon taxable net slot machine proceeds. Therefore, we believe that both of the conditions required by the Pari-Mutuel Act have been met with respect to the racino at our site in Opelousas within St. Landry Parish.

The Pari-Mutuel Act also provides that the “designated gaming space” in any eligible facility cannot exceed 15,000 square feet, that the licensee will not allow underage gaming and that notice of toll-free telephone assistance for compulsive gamblers will be posted at the facility. EVD currently complies with these requirements.

The Pari-Mutuel Act requires that licensees supplement horse racing purses and pay certain other fees from slot machine proceeds. The Pari-Mutuel Act also levies taxes on the net slot machine proceeds. Licensees must pay 15% of gross slot machine proceeds to supplement purses at their facilities, pay 2% to the Louisiana Thoroughbred Breeders Association and also pay 1% to the Louisiana Quarter Horse Breeders Association. In addition to these payments, we will pay 18.5% of the net slot machine proceeds (net of the payments described above) as state taxes and 4% as local taxes. The effective rate of total taxes and fees is therefore approximately 36.5% of our adjusted gross slot revenue. Additionally, we also pay the Louisiana State Racing Commission $0.25 each day for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, enters the racino during non-racing season from the hours of noon to midnight, Thursday through Monday, or enters any one of our OTBs.

To remain an “eligible facility” under the Pari-Mutuel Act, each year we must, among other things, have a minimum of 80 live racing days in a consecutive 20-week period.

Louisiana State Racing Commission

Pari-mutuel betting and the conducting of live horse race meets in Louisiana are strictly regulated by the Louisiana State Racing Commission, which was created pursuant to the Horse Racing Act. The Louisiana Racing Commission is comprised of 10 members. In order to be approved to conduct a live race meet and to operate pari-mutuel wagering (including off-track betting), an applicant must show, among other things: (i) racing experience; (ii) financial qualifications; (iii) moral and financial qualifications of applicant and applicant’s partners, officers and officials; (iv) the expected effect on the breeding and horse industry; and (v) the expected effect on the State’s economy.

In 2000, we received from the Louisiana State Racing Commission a license to conduct live race meets and to operate pari-mutuel wagering at our prior facility. The initial term of the license was renewed on April 20, 2007, for 10 years or through April 19, 2017. On December 19, 2002, we received approval to transfer our operations under our license from Lafayette Parish to St. Landry Parish upon completion of our new horse racetrack. As a condition to the approval of our racing license, we are required to offer pari-mutuel wagering in the defined casino gaming space at the time we conduct slot machine gaming. Our racino includes monitors and other equipment to facilitate live and simulcast wagering within the casino area in compliance with this condition.

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

The Louisiana State Gaming Control Board

In 1996, Louisiana created the Louisiana Gaming Control Board (the “LGCB”), which was granted all of the regulatory authority, control and jurisdiction to license and monitor gaming facilities in Louisiana, including our racino. To receive a gaming license an applicant and its management must apply to the LGCB and be investigated by the Louisiana State Police Gaming Enforcement Division (the “Division”) prior to licensing. The LGCB and the Division must determine that the applicant is suitable to conduct the gaming operations, including that the applicant (and its owners, officers, directors and key employees) is of good character, honesty and integrity, that its prior activities, reputation and associations pose no threat to the public interest or to the effective regulation of the industry and that the applicant is capable of conducting the operation of the slot machine facility. The LGCB must also determine that the applicant has adequate financing from a source suitable and acceptable to the LGCB.

The applicant for a gaming license, its directors, officers, key personnel, partners, and persons holding a 5% or greater equity or economic interest in the applicant will be required to be found suitable by the LGCB. To receive a license the applicant must file an extensive application with the LGCB, disclosing personal, financial, criminal, business and other information. The applicant is required to pay all costs of investigation. An application for a finding of suitability of a person may be denied for any cause deemed reasonable by the LGCB. Any other person who is found to have a material relationship to or a material involvement with a gaming company also may be required to be investigated in order to be found suitable or be licensed as a business associate of an applicant. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of a gaming company may be deemed to have such a relationship or involvement.

If the LGCB were to find a director, officer or key employee of an applicant unsuitable for licensing purposes or unsuitable to continue having a relationship with an applicant, the applicant would have to dismiss and sever all relationships with such person. The applicant would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a gaming employee permit which may be revoked upon the occurrence of certain specified events.

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

We received our gaming license to operate slot machines at our racino from the LGCB on January 21, 2003, and it was renewed on December 11, 2007.  The license is for 5 years and must be renewed 60 days before January 21, 2013.  The LGCB retains absolute discretion over the right to renew our license.

EVD’s gaming license authorizes the use of 15,000 square feet of designated gaming space. EVD submitted for approval its current layout for the casino, which incorporates 1,424 slot machines, which was approved October 21, 2008. If EVD wants to change the type and/or design of its slot machines, it must once again seek and obtain approval of both the Division and go before the LGCB to obtain such approval. Once any new machines are installed, they must be inspected by regulators and tested prior to the approval of their operation. The moving of the machines within the approved gaming area also requires the approval of the Louisiana State Police with oversight of the LGCB.

To maintain our gaming license, each year we must remain an “eligible facility” under the Pari-Mutuel Act. This means that we must, among other things, have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the new horse racetrack and must be a licensed racing association.

Although we have obtained our license to conduct slot machine operations, we continue to be subject to ongoing monitoring and compliance requirements by the LGCB and the Division. We have obtained from the LGCB a video draw poker establishment license and owner device license. The video draw poker establishment license allows us to operate video draw poker devices at our approved OTB locations but not the racino, and the owner device license allows us to own those machines.

We received permission to acquire ABC from the LGCB in October 2009.  The LGCB granted a five year renewal of our ABC gaming license on February 23, 2010.

ABC’s gaming license authorizes the use of 30,000 square feet of designated gaming space which currently comprises 842 slot machines, 17 table games and 3 poker tables.  If ABC wants to change the configuration of its gaming space, it must once again seek and obtain approval of both the Division and the LGCB.  Although we have obtained our license to conduct gaming operations, we continue to be subject to ongoing monitoring and compliance requirements by the LGCB and the Division.

Regulations require us to comply with rigorous accounting and operating procedures, including the submission of detailed financial and operating reports. Our accounting records must include accurate, complete and permanent records of all transactions pertaining to revenue. Detailed ownership records must be kept on site available for inspection. All records must be retained for a period of five years. Audited financial statements are required to be submitted to the Division. Internal controls have been approved and in place beginning the first day of operation. These controls include handling of cash, tips and gratuities, slot operations, and count room procedures and management information systems. Each licensed facility is required by the LGCB to maintain cash or cash equivalent amounts on site sufficient to protect patrons against defaults in gaming debts owed by the licensee. In addition, licensees are subject to currency transaction reporting regulations.

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

    The LGCB retains the power to suspend, revoke, condition, limit or restrict our license to conduct slot machine operations as a sanction for violating licensing terms or for any cause they deem reasonable. In addition, monetary fines for violations may be levied against us, and our gaming operation revenues may be forfeited to the state under certain circumstances. Initial enforcement actions against a licensee are brought by the Division and are heard before an administrative law judge to whom the LGCB has delegated decision making power. Either party may appeal the ruling of the administrative law judge before the full LGCB. Either party may further appeal the ruling of the LGCB in state court. The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the regulatory authorities and may be amended. Any changes in such laws or regulations, or their current interpretations, could have a material adverse effect on our business, financial condition, results of operations and ability to meet our payment obligations under the PGL Notes and our other indebtedness.

The LGCB has broad regulatory power over securities issuances and incurrence of indebtedness by gaming facilities. Substantially all loans, leases, private sales of securities, extensions of credit, refinancing and similar financing transactions entered into by a licensee must be approved by the LGCB. Pursuant to a letter dated August 3, 2009, the LGCB exempted the offering of the PGL Notes from any requirement for prior approval by the LGCB. However, at any time, any holder of the PGL Notes may be called before the LGCB to undergo a suitability investigation in the event the LGCB determines that such holder exercises a material influence over us or our operations.

At any time the  LGCB may investigate and require the finding of suitability of any shareholder or beneficial shareholder (and if the shareholder is a corporate or partnership entity, then the shareholders or partners of the entity), officer, partner, member, manager or director of a licensee if the  LGCB believes such holder exercises a material influence over the licensee.  Furthermore, all holders of more than a 5% interest in the licensee, or proposed purchasers of more than a 5% interest are automatically investigated and are required to submit to suitability requirements of the LGCB. Any sale or transfer of more than a 5% interest in any gaming licensee is subject to the approval of the LGCB.

If the LGCB finds that any security holder or proposed security holder, including a holder of the PGL Notes, is not qualified pursuant to existing laws, rules and regulations, and if as a result it determines that the licensee is no longer qualified to continue as a licensee, it can propose action necessary to protect the public interest, including the suspension or revocation of a license or permit. It may also issue, under penalty of revocation of license, a condition of disqualification naming the person and declaring that such person may not (a) receive dividends or interest on securities of the licensee, (b) exercise any right conferred by securities of the licensee, (c) receive remuneration or any other economic benefit from the licensee or (d) continue in an ownership or economic interest in the licensee or remain as a director, partner, officer, or manager of the licensee. A security issued by a licensee must generally disclose these restrictions.

Other Regulations

  Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

ITEM 1A.          RISK FACTORS

Future Operating Performance – Our future operating performance could be adversely affected by disruptions in operations and reduced patronage of our properties as a result of poor economic conditions, severe weather and other factors.

Our future operating performance could be adversely affected by disruptions and reduced patronage of our properties as a result of poor economic conditions, severe weather and other factors. The impact of these factors will be more significant to us than it would be to a more diversified gaming company. Any or all of our properties could be completely or partially closed due to, among other things, severe weather, casualty, mechanical failure, including the failure of our slot machines, physical damage or extended or extraordinary maintenance or inspection. For example, Hurricane Gustav forced the closure of Evangeline Downs for five days in 2008 and, prior to our acquiring ABC, Hurricane Katrina caused the shut down of the Amelia Belle Casino from August 2005 to May 2007. Severe or inclement weather may also cause the closure of, or limit the travel on, highways which provide access to our properties and could reduce the number of people visiting these facilities. In addition, to maintain our gaming license for our racino, we must have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the racetrack, and poor weather conditions may make it difficult for us to comply with this requirement. Although we maintain insurance policies, insurance proceeds may not adequately compensate us for all economic consequences of any such event.

We are also vulnerable to any adverse changes in general political, financial and economic conditions (including as a result of international conflict) and any negative economic, competitive, demographic or other conditions affecting the States of Iowa and Louisiana, the cities in which we operate and the surrounding areas from which we expect to attract patrons. If the economy of any of these areas suffers a downturn or if any of these areas’ larger employers lay off workers, we may be adversely affected by the decline in disposable income of affected consumers. In addition, the current recession or further downturn in the general economy, or in a region constituting a significant source of customers for our properties, including the oil and gas industry in Louisiana, could have a negative impact on our operations. Any of the foregoing factors could limit or result in a decrease in the number of patrons at any of our properties or a decrease in the amount that patrons are willing to wager.

History of Net Losses – We have had a net loss in recent years and may experience net losses in the future.

We had net losses for the year ended December 31, 2009, of $13.4 million (including $22.5 million related to a loss on early retirement of debt) and the years ended 2007 of $5.2 million and 2005 of $3.4 million. As we continue to execute our business strategy, we may experience net losses in the future, which could have an adverse affect on our business, prospects, financial condition, results of operations and cash flows.

Substantial Indebtedness – Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

  We have substantial indebtedness. In addition to the PGL Notes, on October 29, 2009, PGL, DJL, EVD, ABC and DJW (the “Borrowers”) jointly entered into an amended and restated loan and security agreement with Wells Fargo Foothill, Inc. as the arranger and agent (the “PGL Credit Facility”).  As of December 31, 2009, we had approximately $539.5 million of total debt outstanding. We may incur additional indebtedness in the future. If new debt were to be incurred in the future, the related risks could intensify.

Our substantial indebtedness could have significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our obligations under the PGL Notes, the PGL Credit Facility and our other indebtedness;

•
result in an event of default if we fail to satisfy our obligations under the PGL Notes or our other indebtedness or fail to comply with the financial and other restrictive covenants contained in the indenture governing the PGL Notes or the PGL Credit Facility, which event of default could result in all of our indebtedness becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such indebtedness;

•
require us to dedicate a substantial portion of our cash flow from our business operations to pay our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, development projects, general operational requirements and other purposes;

•
limit our ability to obtain additional financing to fund our working capital requirements, capital expenditures, debt service, costs to complete the various development projects at DJL, DJW, EVD and ABC and general corporate or other obligations;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our vulnerability to and limiting our ability to react to changing market conditions, changes in our industry and economic downturns;

•
increase our interest expense if there is a rise in interest rates, because a portion of our borrowings may be under the PGL Credit Facility and, as such, we will have interest rate periods with short-term durations (typically 30 to 180 days) that require ongoing resetting at the then current rates of interest; and

•	place us at a competitive disadvantage compared to competitors that are not as highly leveraged.

We expect to obtain the funds to pay our expenses and to pay the amounts due under the PGL Notes, the PGL Credit Facility and our other debt primarily from our operations. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to pay amounts due under our indebtedness or to fund other liquidity needs. If we do not have sufficient cash flow from operations, we may be required to refinance all or part of our then existing debt, sell assets, reduce or delay capital expenditures or borrow more money. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including the PGL Credit Facility and the indenture governing the PGL Notes, may restrict us from adopting any of these alternatives.

Restrictive Covenants – The indentures governing the PGL Notes and the PGL Credit Facility contain covenants that significantly restrict our operations.

The indenture governing the PGL Notes and the agreement governing the PGL Credit Facility contain, and any other future debt agreements may contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business. These covenants place restrictions on our ability and the ability of our restricted subsidiaries to, among other things:

•	pay dividends, redeem stock or make other distributions or restricted payments;

•	incur indebtedness or issue preferred membership interests;

•	make certain investments;

•	create liens;

•	agree to payment restrictions affecting the restricted subsidiaries;

•	consolidate or merge;

•	sell or otherwise transfer or dispose of assets, including equity interests of our restricted subsidiaries;

•	enter into transactions with our affiliates;

•	designate our subsidiaries as unrestricted subsidiaries; and

•	use the proceeds of permitted sales of our assets.

The PGL Credit Facility also requires, and future senior secured credit facilities may require, us to meet a number of financial ratios and tests. Compliance with these financial ratios and tests may adversely affect our ability to adequately finance our operations or capital needs in the future or to pursue attractive business opportunities that may arise in the future. Our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be adversely affected by our operations and by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default under our other indebtedness and if such other indebtedness is accelerated, in whole or in part, could result in an event of default under the indenture governing the PGL Notes.

Licensing – If we fail to meet the minimum live racing day requirements, our gaming license with respect to the racino will be canceled and all slot machine gaming at the racino must cease.

Louisiana gaming regulations and our gaming license for the Evangeline Downs require that we, among other things, have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the horse racetrack. Live racing days typically vary in number from year to year and are based on a number of factors, many of which are beyond our control, including the number of suitable race horses and the occurrence of severe weather. If we fail to have the minimum number of live racing days, our gaming license with respect to the racino may be canceled, and the casino will be required to cease operations. Any cessation of our operation would have a material adverse affect on our business, prospects, financial condition, results of operations and cash flows.

Competition – Increased competition may have a material adverse effect on our business, financial condition and results of operations.

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

In Dubuque, Iowa, we face competition primarily from Mystique, a pari-mutuel greyhound racing facility. Mystique’s facility includes 959 slot machines, 19 table games and 4 poker tables. The Mystique is owned and operated by the Dubuque Racing Association (the “DRA”), Besides Mystique, we also currently face limited competition from other gaming facilities located approximately 60 to 120 miles from our operations.

Our primary competition at the Diamond Jo Worth casino is from the Native American gaming operations in Minnesota, the closest being approximately 110 miles from the Diamond Jo Worth casino. In addition, a casino in Emmetsburg, Iowa, located approximately 90 miles from Diamond Jo Worth casino, commenced operations in June 2006.

In Louisiana, we face competition from several casinos and pari-mutuel gaming facilities located 50 to 100 miles from our racino, including Native American casinos in Charenton, Kinder and Marksville, Louisiana, and riverboat casinos in Baton Rouge and Lake Charles, Louisiana. The nearest horse racetrack to our racino that is allowed to have gaming operations is located in Vinton, Louisiana. We also face competition from truck stop video poker parlors and OTBs in the areas surrounding Lafayette and Opelousas, Louisiana.

        The Amelia Belle Casino faces competition from Cypress Bayou Casino in Charenton, Louisiana approximately 35 miles to the northeast of Amelia, the Belle of Baton Rouge Casino and the Hollywood Casino in Baton Rouge, Louisiana approximately 70 miles to the northeast of Amelia, Louisiana and from Boomtown Casino in Harvey, Louisiana and Treasure Chest Casino in Kenner, Louisiana both approximately 70 miles east of Amelia. Additionally, Louisiana's only land-based casino, Harrah's New Orleans, is located approximately 80 miles to the east of Amelia.  The nearest horse racetrack that is allowed to have gaming operations is also located in New Orleans, Louisiana.  ABC also faces competition from truck stop video poker parlors and OTBs in the areas surrounding Amelia, Louisiana.

  We could also face additional competition if Louisiana or Iowa or any of the states bordering Iowa or Louisiana (i) adopts laws authorizing new or additional gaming or (ii) grants new licenses to licensees located in and around the markets in which we operate. There are four applications for new gaming licenses currently pending in Iowa, the closest of which is in Webster County which is located approximately 110 miles from Diamond Jo Worth casino.  We do not anticipate that any of these new licenses, if granted, would have a material impact on our properties.

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

Reauthorization of Gaming in Iowa – The Dubuque County and Worth County electorate must vote in November 2010 and every eight years thereafter whether to continue to allow gaming in Dubuque County and Worth County, Iowa. If gaming is discontinued, it is unlikely that DJL or DJW will be able to conduct its gaming operations.

Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming, and a reauthorization referendum requiring majority approval must be held every eight years. On November 5, 2002, the electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming by approximately 79% of the votes cast. On June 24, 2003, Worth County, Iowa approved gaming in the county by approximately 75% of the votes cast. If any reauthorization referendum is defeated in either Dubuque or Worth County in 2010, it is unlikely that DJL or DJW, respectively, would be able to conduct gaming operations, and, in that case, we may not be able to continue to service our indebtedness, including the PGL Notes.

Governmental Regulation – Extensive gaming and racing-related regulation continuously impacts our operations and changes in such laws may have a material adverse effect on our operations by, among other things, prohibiting or limiting gaming in the jurisdictions in which we operate.

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

Legislative or administrative changes in applicable legal requirements, including legislation to prohibit casino gaming, have been proposed in the past. For example, in 1996, the State of Louisiana adopted a statute in connection with which votes were held locally where gaming operations were conducted and which, had the continuation of gaming been rejected by the voters, might have resulted in the termination of operations at the end of their current license terms. During the 1996 local gaming referendums, Lafayette Parish voted to disallow gaming in the Parish, whereas St. Landry Parish, the site of our racino, voted in favor of gaming. All parishes where riverboat gaming operations are currently conducted voted to continue riverboat gaming, but there can be no guarantee that similar referenda might not produce unfavorable results in the future. Proposals to amend or supplement the Louisiana Riverboat Economic Development and Gaming Control Act and the Pari-Mutuel Act also are frequently introduced in the Louisiana State legislature. In the 2001 session, a representative from Orleans Parish introduced a proposal to repeal the authority of horse racetracks in Calasieu Parish (the site of Delta Downs) and St. Landry Parish (the site of our racino) to conduct slot machine gaming at such horse racetracks and to repeal the special taxing districts created for such purposes. If adopted, this proposal would have effectively prohibited us from operating the casino portion of our racino. In addition, the Louisiana legislature, from time to time, considers proposals to repeal the Pari-Mutuel Act. Similarly, in Iowa, the county electorate must reauthorize gaming in 2010 and every eight years thereafter.

To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our properties owned by DJL, EVD, DJW and ABC. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on us.

The legislation permitting gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” Such “qualified sponsoring organizations” may operate the gambling structure itself, subject to satisfying necessary licensing requirements, or it may enter into an agreement with an operator to operate gambling on its behalf. An operator must be approved and licensed by the Iowa Racing and Gaming Commission. The DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and, pursuant to the Amended DRA Operating Agreement, has served as the “qualified sponsoring organization” of the Diamond Jo since March 18, 1993. The term of the Amended DRA Operating Agreement expires on December 31, 2018. The Worth County Development Authority (“WCDA”), pursuant to the WCDA Operating Agreement, serves as the “qualified sponsoring organization” of Diamond Jo Worth. The term of the WCDA Operating Agreement expires on March 31, 2015 and is subject to automatic three year renewal periods. If the Amended DRA Operating Agreement or WCDA Operating Agreement were to terminate, or if the DRA or WCDA were to otherwise discontinue acting as our “qualified sponsoring organization” with respect to our operation of the Diamond Jo or Diamond Jo Worth, respectively, and we were unable to obtain a license from the Iowa Racing and Gaming Commission for an alternative “qualified sponsoring organization” to act on our behalf, we would no longer be able to continue our Diamond Jo or Diamond Jo Worth operations, which would materially and adversely affect our business, results of operations and cash flows.

Legislative Changes – Changes in legislative rules and regulations may have a material adverse effect on our operations.

Changes in federal or state laws, rules and regulations, including tax laws, affecting the gaming industry, or in the administration of such laws, could have a material adverse affect on our business. Regulatory commissions and state legislatures from time to time consider limitations on the expansion of gaming in jurisdictions where we operate and other changes in gaming laws and regulations. Proposals at the national level have included a federal gaming tax and limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. Proposals at the state level have also included changes in the gaming tax rate. It is not possible to determine with certainty the likelihood of possible changes in tax or other laws affecting the gaming industry or in the administration of such laws. The changes, if adopted, could have a material adverse effect on our business, results of operations and cash flows.

Legislation in various forms to ban indoor tobacco smoking has recently been enacted or introduced in many states and local jurisdictions, including the jurisdictions in which we operate. The current restrictions permit smoking on the casino gaming floor in the jurisdictions in which we operate. If additional restrictions on smoking are enacted in jurisdictions in which we operate, particularly if such restrictions ban tobacco smoking on the casino gaming floor, our business could be materially and adversely affected,

Liquor Regulation – Revocation of any of our liquor licenses, which are subject to extensive regulation, could have a material adverse effect on our gaming operations.

The sale of alcoholic beverages at our properties is subject to licensing, control and regulation by state and local agencies in Iowa and Louisiana. Subject to limited exceptions, all persons who have a financial interest in DJL, EVD, PGL, DJW or ABC by ownership, loan or otherwise, must be disclosed in an application filed with, and are subject to investigation by, Iowa and Louisiana liquor agencies. All liquor licenses are subject to annual renewal, are revocable and are not transferable. The liquor agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any disciplinary action with respect to any of our liquor licenses could, and any failure to renew or revocation of our liquor licenses would, have a material adverse effect on our business.

Taxation – An increase in the taxes and fees that we pay could have a material adverse effect on us, and might reduce the cash flow available to service our indebtedness.

We are subject to significant taxes and fees relating to our gaming operations, which are subject to increase at any time. Currently, in Iowa, we are taxed at an effective rate of approximately 21% of our adjusted gross receipts by the State of Iowa, we pay the city of Dubuque a fee equal to $500,000 per year and we pay a fee equal to 4.5% and 5.76% of adjusted gross receipts to the DRA and WCDA, respectively. In addition, all Iowa gaming licensees share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa, which is currently approximately $0.8 million per year per facility.  Currently, at Evangeline Downs, we are taxed at an effective rate of approximately 36.5% of our adjusted gross slot revenue and pay to the Louisiana State Racing Commission a fee of $0.25 for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, enters the racino during non-racing season from the hours of noon to midnight Thursday through Monday, or enters any one of our OTBs.  Our Amelia Belle riverboat casino in Louisiana pays an annual state gaming tax rate of 21.5% of adjusted gross receipts.  Additionally, ABC has an agreement with the Parish of St. Mary to permit the berthing of the riverboat casino in Amelia, Louisiana.  That agreement provides for percentage fees based on the level of net gaming revenue as follows: the first $60 million, 2.5%; $60 to $96 million, 3.5%; and greater than $96 million, 5.0%. The annual minimum fee due under the agreement is $1.5 million.  In addition, there have been proposals in the past to tax all gaming establishments, including riverboat casinos, at the federal level. Any material increase in taxes or fees, or in costs of the Iowa Racing and Gaming Commission, the Louisiana State Racing Commission and related entities, would have a material adverse affect on our business.

Difficulty in Attracting and Retaining Qualified Employees – If we are unable to attract and retain a sufficient number of qualified employees or are required to substantially increase our labor costs, our business, results of operations, cash flows and financial condition will be materially adversely affected.

The operation of our business requires qualified executives, managers and skilled employees with gaming industry experience and qualifications to obtain the requisite licenses. We may have difficulty attracting and retaining a sufficient number of qualified employees and may be required to pay higher levels of compensation than we have estimated in order to do so. If we are unable to attract and retain a sufficient number of qualified employees for our current operations or are required to substantially increase our labor costs, we may not be able to operate our business in a cost effective manner or at all.

We are dependent upon the available labor pool in the markets in which we operate. We are also subject to the Fair Labor Standards Act, which governs matters such as minimum wage, overtime and other working conditions. In February 2007, the State of Iowa passed a bill increasing the minimum wage for Iowa workers. Effective April 1, 2007, the minimum wage for the State of Iowa increased from $5.15 per hour to $6.20 per hour and then to $7.25 effective January 1, 2008. Effective July 24, 2007, July 24, 2008 and July 24, 2009, the federal minimum wage increased to $5.85, $6.55 and $7.25 per hour, respectively. Current Iowa law effectively requires that we pay Iowa employees 25% more than the federally mandated minimum wage rates. DJL and DJW currently pay all of their employees more than the current minimum wage levels. Further changes in applicable state or federal laws and regulations, particularly those governing minimum wages, could increase labor costs, which could have a material adverse effect on our cash flows.

Energy Costs – Our operations are affected by increases in energy costs.

We are a large consumer of electricity and other energy in connection with the operation of our gaming properties. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher energy and gasoline prices, which affect our customers, may result in reduced visitation to our casinos and racino and a reduction in our revenues.

Environmental Matters – We are subject to environmental laws and potential exposure to environmental liabilities. This may affect our ability to develop, sell or rent our property or to borrow money where such property is required to be used as collateral.

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

We have reviewed environmental assessments, in some cases including soil and groundwater testing, relating to our currently owned and leased properties in Dubuque, Iowa, and other properties we may lease from the City of Dubuque or other parties. As a result, we have become aware that there is contamination present on some of these properties apparently due to past industrial activities. With respect to parcels we currently own or lease, we believe, based on the types and amount of contamination identified, the anticipated uses of the properties and the potential that the contamination, in some cases, may have migrated onto our properties from nearby properties, that any cost to clean up these properties will not result in a material adverse effect on our earnings and cash flows. We have also reviewed environmental assessments and are not aware of any environmental liabilities related to our properties at EVD, DJW and ABC.

We do not anticipate any material adverse effect on our earnings, cash flows or competitive position relating to existing environmental matters, but it is possible that future developments could lead to material costs of environmental compliance for us and that these costs could have a material adverse effect on our business and financial condition, operating results and cash flows.

Interested Party Matters – All of the Company’s voting equity interests are indirectly beneficially owned in the aggregate by managers and executive officers of PGP and such ownership may give rise to conflicts of interest.

All of the Company’s voting equity interests are indirectly beneficially owned or controlled in the aggregate by M. Brent Stevens, Michael Luzich and Terrance W. Oliver. Specifically, Mr. Stevens, our Chief Executive Officer, is also the Chairman of the board of managers of PGP (the “Board of Managers”) and the Chief Executive Officer of PGP, PGL and each of PGL’s subsidiaries. Mr. Stevens indirectly beneficially owns or controls (through his beneficial ownership or control of voting equity interests in PGP) approximately 66.2% of the Company’s voting equity interests. Mr. Luzich, our President and Secretary, is also a Manager of PGP and the President and Secretary of PGP, PGL and each of PGL’s subsidiaries. Mr. Luzich indirectly beneficially owns (through his ownership of voting equity interests in PGP) approximately 32.3% of the Company’s voting equity interests. Mr. Oliver, a Manager of PGP, indirectly beneficially owns (through his direct ownership of interests in The Oliver Family Trust) approximately 1.5% of the Company’s voting equity interests. Andrew Whittaker, a Manager of PGP, indirectly beneficially owns (through his indirect ownership of voting equity interests in PGP) approximately 4.2% (which is included in the calculation of the 66.2% owned or controlled by Mr. Stevens) of the Company’s voting equity interests. In addition, Mr. Stevens has the right to designate three of the five members of the Board of Managers, including one of the two independent managers, and Mr. Luzich has the right to designate two of the five members of the Board of Managers, including one of the two independent managers, for so long as Mr. Stevens and Mr. Luzich, respectively, beneficially hold at least 5% of the voting equity interests of PGP.

Because of their controlling interests, these individuals have the power to elect a majority of our managers, appoint new management and approve any action requiring the approval of holders of our equity interests, including adopting amendments to our certificate of formation, approving mergers or sales of substantially all of our assets or changes to our capital structure. It is possible that the interests of these individuals may in some circumstances conflict with our interests.

PGP is primarily responsible for managing DJL, EVD, DJW and ABC operations as well as supervising all development projects. Neither PGP nor any of its affiliates is restricted from managing other gaming operations, including new gaming ventures or facilities that may compete with ours, except that certain restrictions under the Amended DRA Operating Agreement will terminate if we or any of our affiliates operate another facility in Dubuque County or the adjoining counties of Illinois or Wisconsin. If PGP or any of its affiliates decides to manage other gaming operations, such activities could require a significant amount of attention from PGP’s officers and managers and require them to devote less time to managing our operations. While we believe that any new ventures will not detract from PGP’s ability to manage and operate our business, there can be no assurance that such ventures would not have a material adverse effect on us.

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

* * * * * * *

The factors described above are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.   This report is qualified in its entirety by these risk factors.  If any of the foregoing risks actually occur, our business, financial condition and results of operation could be materially harmed.  In that case, the results of our future operations could decline significantly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

DJL owns approximately seven acres of land in the Port of Dubuque on which DJL’s new 188,000 square foot casino is built.  We currently have approximately 680 surface parking spaces that are in close proximity to the Diamond Jo located on properties that we own, lease or to which we are given access at no cost pursuant to a non-exclusive use agreement with a third party. Our property lease currently requires us to pay $500,000 annually.  All rent payments associated with this lease are reimbursed to us by the DRA under the Amended DRA Operating Agreement.

The EVD racino sits on and is bounded by approximately 649 acres of owned land located in Opelousas, Louisiana that we purchased in 2002 and 2003. We have constructed a 170,000 square foot building and a one mile dirt and 7/8 mile turf racetrack on this site.

In addition, EVD owns the land, building and improvements of the Port Allen OTB and leases the facilities that comprise the New Iberia, Henderson and Eunice OTBs.

The DJW casino and convenience store is located on 36 acres of owned land in Worth County, Iowa.  With the completion of the expansion project in 2007, the casino building is now approximately 75,000 square feet.  We currently have approximately 1,300 parking spaces that are in close proximity to Diamond Jo Worth located on properties that we own or lease.  DJW leases 10 acres of land north of the casino that require DJW to pay $52,000 per year as rent through June 2016.  The property lease also allows for the purchase of the leased land at the expiration of the lease for a total purchase price of $750,000.

In addition, DJW owns 268 acres of land approximately 10 miles northwest of the casino in Emmons, Minnesota on which a “member’s only” 93-acre nine-hole golf course and nine-station sporting clay course and 176 acre hunting facility, known as Pheasant Links, is located, together with a 4,500 square foot clubhouse.  DJW also leases 30 acres of adjacent land for $3,000 per year through September 2010 for use as additional hunting land.

ABC owns approximately 5.8 acres of land adjacent to its riverboat casino. ABC has approximately 655 surface parking spaces that are in close proximity to the casino on properties that it owns.

PGL currently leases approximately 5,180 square feet of office space in Dubuque, Iowa which serves as our corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.                  RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any of PGL’s or PGC’s common equity securities.

As of December 31, 2009, PGP was the only holder of record of the common equity of PGL and PGC is a wholly owned subsidiary of PGL. In fiscal years 2009, 2008 and 2007, PGL and/or its subsidiaries paid distributions totaling $4.0 million, $4.1 million and $6.4 million, respectively, to PGP in respect of (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the Board of Managers in their capacity as board members, and (iii) tax, accounting, licensure, legal and administrative costs and expenses of PGP. These amounts were recorded as member distributions.  On November 6, 2009, PGP repurchased certain previously granted and vested profits interests from certain executive officers of the Company in the amount of $5.8 million.  A portion of the repurchase was funded by a distribution of $3.3 million from PGL to PGP.

Significant restrictions exist on our ability to make member distributions. See Note 4 to the consolidated financial statements for information on such restrictions.

ITEM 6.                      SELECTED FINANCIAL DATA

The following table represents selected consolidated financial data of PGL for the five years ended December 31, 2009.

The selected historical financial data for such periods are derived from our audited consolidated financial statements. All years presented include DJL’s operations and EVD’s gaming and horse racing operations, the four years ended December 31, 2009 includes DJW’s operations (casino opened in April 2006) and the year ended December 31, 2009, includes ABC’s operations since its acquisition on October 22, 2009. The selected financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this document.

	Year Ended December 31,
	2009		2008		2007		2006		2005
	(Dollars in thousands)
Statement of Operations Data
REVENUES:
Casino	$258,427		$227,269		$222,147		$200,734		$146,790
Racing	16,507		17,986		19,146		22,146		17,578
Video Poker	5,322		5,901		4,533		3,715		2,339
Food and beverage	23,418		16,767		15,801		15,315		13,511
Other	10,580		11,809		11,501		10,087		2,710
Less promotional allowances	(27,974)		(20,579)		(19,935)		(17,580)		(13,855)
Total net revenues	286,280		259,153		253,193		234,417		169,073
EXPENSES:
Casino	107,106		97,421		94,389		84,971		67,180
Racing	15,360		15,739		15,959		18,579		15,335
Video poker	3,908		4,349		3,751		2,949		1,767
Food and beverage	16,471		13,174		12,428		11,701		9,849
Other	7,484		7,564		7,080		6,605		1,720
Selling, general and administrative (1)	45,564		34,657		49,770		43,924		28,454
Depreciation and amortization	24,651		20,134		20,728		20,820		16,249
Pre-opening expense	6		785		375		966		310
Development expense	1,211		(922)		8,041		777		575
Affiliate management fees	5,318		5,401		5,218		4,516		2,057
Impairment on asset held for sale	—		831		—		—		—
Loss (gain) on disposal of assets	1,770		95		2,731		210		(16)
Total expenses	228,849		199,228		220,470		196,018		143,480
Income from operations	57,431		59,925		32,723		38,399		25,593
OTHER INCOME (EXPENSE):
Interest income	2,010		2,465		2,628		955		516
Interest expense, net of amounts capitalized	(50,407)		(39,634)		(40,505)		(32,741)		(29,133)
Loss on early retirement of debt	(22,475)		—		—		—		—
Interest expense related to preferred member’s interest, redeemable	—		—		—		(285)		(360)
Total other expense	(70,872)		(37,169)		(37,877)		(32,071)		(28,977)
Net (loss) income	$(13,441)		$22,756		$(5,154)		$6,328		$(3,384)

Ratio of earnings to fixed charges (2)	-	x	1.4	x	-	x	1.2	x	-	x

	Year Ended December 31,
	2009	2008	2007	2006	2005
Cash Flow Data	(Dollars in thousands)
Cash flows from operating activities	$49,803	$40,394	$42,299	$41,821	$21,527
Cash flows used in investing activities	(134,893)	(67,601)	(50,555)	(31,980)	(52,142)
Cash flows from (used in) financing activities	80,922	23,812	(6,565)	34,302	32,889
Distributions to common member	(7,331)	(4,078)	(6,424)	(2,494)	(4,624)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data	(Dollars in thousands)
Current assets	$47,244	$52,146	$52,288	$67,231	$24,731
Total assets	541,934	437,276	371,927	353,810	287,628
Current liabilities	54,581	59,109	45,379	49,346	47,886
Total long-term obligations	557,128	430,150	386,170	360,965	310,349
Total member’s deficit	(69,775)	(51,983)	(59,622)	(56,501)	(70,607)
___________________

(1)
Includes a (credit) expense of $(2.4) million in 2009, $(6.6) million in 2008, $10.3 million in 2007, $8.5 million in 2006 and $1.2 million in 2005 related to non-cash equity based compensation.  See Note 2 and Note 11 to the consolidated financial statements included elsewhere in this Annual Report for more information on the non-cash equity based compensation.

(2)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as net (loss) income plus fixed charges and amortization of capitalized interest less capitalized interest. Fixed charges include interest expense on all indebtedness, including amounts capitalized, an estimate of the interest within rental expense, amortization of deferred financing costs and debt discount, preferred member’s interest redeemable, and loss on early retirement of debt. Earnings were insufficient to cover fixed charges for the years ended December 31, 2009, 2007 and 2005 by $13.2 million, $5.9 million and $3.6 million, respectively.  During the year ended December 31, 2009, fixed charges include a loss on early retirement of debt of $22.5 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our “Selected Financial Data” and the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Forward Looking Statements

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements.” Forward-looking statements include the words “may,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

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

·	the termination of our operating agreement with the DRA and/or the WCDA or the failure of the DRA and/or the WCDA to continue as our “qualified sponsoring organization”;

·	the loss or temporary closure of our facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

·	changes in federal or state tax obligations;

·
potential exposure to environmental liabilities, changes or developments in the laws, regulations or taxes in the gaming or horse racing industry or a decline in the public acceptance of gaming or horse racing and other unforeseen difficulties associated with our operations;

·	adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of DJL, DJW, EVD and ABC; and

·	other factors discussed in our other filings with the SEC.

Executive Summary

We own and operate four casinos located in Iowa and Louisiana.  Our corporate offices are located in Dubuque, Iowa.  Our properties consist of:

1.	Diamond Jo Dubuque operations, which comprise the Diamond Jo casino operations in Dubuque , Iowa and serving the eastern Iowa, northwest Illinois and southwest Wisconsin gaming markets;
2.	Diamond Jo Worth operations, which comprise the Diamond Jo casino operations in Northwood, Iowa serving north central Iowa and south central Minnesota;
3.	EVD operations, which comprise the casino, racetrack and OTB’s operated by EVD in Louisiana, serving the greater Lafayette, Louisiana area; and
4.	Amelia Belle operations, which comprise the Amelia Belle Casino in Amelia, Louisiana serving the southern Louisiana markets.

Our properties offer a variety of amenities including various food and beverage outlets and entertainment venues.

In August 2009, we successfully completed the placement of $240.0 million in aggregate principal amount of 8 3/8% Senior Secured Notes due 2015 and $305.0 million in aggregate principal amount of 10 ¾% Senior Unsecured Notes due 2017.  The net proceeds from the offering were used to (i) fund the acquisition of the Amelia Belle riverboat casino located in Amelia, Louisiana which closed on October 22, 2009, (ii) redeem all of our outstanding 8¾% Senior Secured Notes due 2012, 11% Senior Secured Notes due 2012 and 13% Senior Notes due 2010, (iii) reduce outstanding borrowings under our credit facility and (iv) pay related fees and expenses.

 Due to a number of economic factors affecting our customers, 2009 was a very challenging year for the gaming industry.   In Louisiana, we experienced softening results reflecting the weak economy in the central and south Louisiana markets.  While we believe 2010 will continue to be a difficult operating environment, we remain focused on our strategy of providing a great experience for our customers at each of our facilities, providing ongoing opportunities for growth to each of our employees and pursuing capital projects with attractive returns.

Results of Operations

Selected Financial Measures by Property

The following table sets forth certain information concerning our results of operations for the years ended December 31, 2009, 2008 and 2007.

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Net Revenues:
Diamond Jo Dubuque	$71,876	$42,364	$40,664
Diamond Jo Worth	83,897	84,596	79,513
Evangeline Downs	122,808	132,193	133,016
Amelia Belle (1)	7,699	-	-
Consolidated net revenues	$286,280	$259,153	$253,193
Income from Operations:
Diamond Jo Dubuque	$14,883	$8,972	$641
Diamond Jo Worth	22,695	20,753	20,829
Evangeline Downs	23,697	28,814	26,073
Amelia Belle (1)	932	-	-
General corporate (2)	(4,776)	1,386	(14,820)
Consolidated income from operations	$57,431	$59,925	$32,723
Income from Operations Margins:
Diamond Jo Dubuque	20.7%	21.2%	1.6%
Diamond Jo Worth	27.1%	24.5%	26.2%
Evangeline Downs	19.3%	21.8%	19.6%
Amelia Belle (1)	12.1%	-	-
Consolidated income from operations margin (2)	20.1%	23.1%	12.9%

________________________________

(1)	We acquired Amelia Belle on October 22, 2009, and its operating results are included only from the acquisition date.

(2)
 General corporate operating income (loss) was impacted by a (credit) expense for non-cash equity based compensation of $(2.4) million, $(6.6) million and $10.3 million for 2009, 2008 and 2007, respectively.

2009 Compared to 2008

Consolidated net revenues on a same-store basis for 2009 increased 7.5% over 2008 primarily as a result of the strong operating results at our new land-based Diamond Jo casino in Dubuque, Iowa.  DJL’s new facility opened to the public in December 2008 and posted a net revenue increase of 70% in 2009 over 2008.  Offsetting that increase was a 7% decline in net revenues at EVD, which we believe is a result of the downturn in the oil and gas industries in southern Louisiana.  Net revenues at DJW were substantially unchanged in 2009 compared to 2008 while ABC contributed net revenues of $7.7 million from October 22, 2009, its acquisition date, through December 31, 2009.

DJL’s casino revenues increased by $27.9 million, or 65%, to $70.6 million in 2009 from $42.7 million in 2008 due to the opening of its new casino as discussed above. DJL’s slot revenue increased to $64.6 million in 2009 from $39.5 million in 2008, and DJL’s table game revenue increased to $6.0 million in 2009 compared to $3.2 million in 2008.

DJW’s casino revenues increased slightly to $79.2 million in 2009 from $78.8 million in 2008.  DJW’s slot revenue increased to $72.7 million in 2009 from $72.2 million in 2008, and DJW’s table game revenue remained substantially unchanged at $6.5 million and $6.6 million in 2009 and 2008, respectively.

EVD’s casino revenues decreased 5% to $100.5 million in 2009 from $105.8 million in 2008.  Management believes this decrease is primarily attributed to a decline in discretionary spending as a direct result of the downturn in the oil and gas industries in southern Louisiana during 2009 as well as disruptions on the casino gaming floor as a result of EVD’s $3.7 million casino floor renovation, which began at the end of 2008 and was completed in April 2009.  This renovation included, among other things, the purchase of 100 new slot machines, new slot signage and new carpeting as well as an overall redesign of the casino floor layout to provide more space for patrons.

ABC’s casino revenues of $8.1 million from the date of acquisition through December 31, 2009 were comprised of slot revenue of $7.3 million and table games revenue of $0.8 million.  The results reflect the impact of disruptions on the casino floor during the last two months of 2009 due to ABC’s $7.5 million casino renovation which began in mid-November 2009.  The renovation includes a remodel of the interior, including new carpet and remodeled restrooms, 260 new slot machines and themes, reconfiguration of the gaming floor, new slot signage, a new surveillance system and painting of the exterior of the boat.

Casino expenses as a percentage of casino revenues improved in 2009 over 2008 due primarily to DJL’s move to a land based facility, which resulted in a more efficient casino floor layout and certain fixed costs on a larger casino revenue volume.

Promotional allowances as a percentage of casino revenues on a same-store basis increased to 10.7% in 2009 from 9.1% in 2008, primarily due to increases in promotional allowances at EVD including (i) a $1.5 million increase in direct mail offers designed to stimulate increased business and (ii) a $0.6 million increase in the dollar amount of beverage complimentaries on the casino floor, which is due primarily to a price increase on beverages as well as an increased focus on beverage service on the casino floor.  In addition, promotional allowances as a percentage of casino revenues at ABC were 14.9%, which is due to the phasing out of the promotional programs of the predecessor owners while ramping up the implementation of the Company’s promotional strategies and programs.

EVD continues to see a decline in racing revenues to $16.5 million in 2009 from $18.0 million in 2008.  Due to the significant amount of fixed costs associated with live racing, our margins on racing decreased from 12% in 2008 to 7% in 2009.  The Company believes this decrease is consistent with an industry trend of decreased wagering on horse racing throughout the United States as well as a decline in the economic conditions in Louisiana as discussed above.

Video poker revenues at EVD decreased 10% in 2009 over 2008, which we believe is primarily due to the downturn in the economy in Louisiana as discussed above as well as increased competition from truck stops offering video poker in the areas in which some of our OTBs operate.  However, EVD made adjustments to control costs which allowed us to maintain video poker margins at 27% despite the revenue decline.

Food and beverage revenues on a same-store basis increased 35% to $22.7 million in 2009 from $16.8 million in 2008 due primarily to a $5.1 million increase in food and beverage revenues at DJL’s new casino, which offers an expanded selection of food and beverage products to our patrons than what was available at its old facility.  This increase in food and beverage revenues at DJL, as well as more efficient food and beverage facilities, helped improve our overall food and beverage margins. Food and beverage revenues at ABC were $0.7 million from the date of acquisition through December 31, 2009.

Other revenues decreased $1.2 million in 2009 compared to 2008 due primarily to a decrease in convenience store revenues at DJW resulting from lower fuel prices over 2008.  Consistent with this decrease in gasoline sales, DJW realized a decrease in other expenses.  In addition, in 2009, DJL had other revenues of approximately $1.6 million related to the opening of its new 30-lane bowling center and event center in December 2008.  DJL also incurred approximately $1.1 million of other expenses related to these amenities.  In 2008, DJL recorded approximately $1.6 million in other revenue associated with the DRA’s contractual obligation under its operating agreement to pay DJL $0.33 for each $1.00 reduction in DJL’s adjusted gross receipts.  The income associated with the DRA agreement terminated in December 2008 upon the opening of DJL’s new land-based casino.

Selling, general and administrative expenses on a same-store basis increased $9.4 million in 2009 from 2008 due to two primary factors:

-
 Selling, general and administrative expenses at DJL increased by $5.5 million due primarily to (i) expenses related to our agreement with the DRA which requires us to pay the DRA 4.5% of our adjusted gross receipts beginning in December 2008 and (ii) an increase in expenses associated with operating and maintaining our new, larger casino facility.

-
An increase of $5.0 million in corporate selling, general and administrative expenses largely resulting from a $2.4 million credit to non-cash expense in 2009 compared to a $6.6 million credit in 2008 associated with PGP incentive units previously granted to certain executive officers of the Company and a $0.9 million increase in salaries and other general corporate expenses.  The credit in 2009 was reflective of an increase in the outstanding debt of the Company related to the issuance of the PGL Notes in August 2009 and the credit in 2008 was reflective of the greater overall decline in gaming industry values in 2008.

Offsetting the above increases were decreases in selling, general and administrative expenses at EVD and DJW of $0.9 million and $0.2 million, respectively. Selling, general and administrative expenses at ABC were $1.5 million from the date of acquisition through December 31, 2009.

Depreciation expense on a same-store basis increased $3.6 million due to an increase in depreciation expense of $5.4 million at DJL related to the impact of the depreciation on the assets associated with DJL’s new land-based casino.  This increase was partially offset by decreases in depreciation and amortization expenses at EVD and DJW of $0.7 million and $1.2 million, respectively, primarily related to assets that have reached their expected useful lives. Depreciation and amortization expense at ABC was $1.0 million from the date of acquisition through December 31, 2009.

At December 31, 2009, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill or indefinite lived intangible assets.  We do not expect significant changes in our operations at DJL, DJW, EVD or ABC over the next 12 months. However, the current economic crisis experienced across the country, and specifically in the oil and gas industry in southern Louisiana, could have a negative effect on our future operations. If a material negative impact would occur, it may have an impact on our periodic review of goodwill and indefinite lived intangible assets for impairment.

Pre-opening expenses of $0.8 million for 2008 relate primarily to expenses incurred by DJL with respect to start-up activities surrounding its new casino facility.

Development expense in 2009 was $1.2 million and is primarily related to costs associated with the acquisition of ABC.  Development expenses in 2008 was $(0.9) million.  In June 2008, DJL and the Historical Society reached an amended agreement pursuant to which DJL would arrange for the sale of its riverboat with the proceeds to be split evenly between DJL and the Historical Society while the prior agreement required DJL to donate the riverboat to the Historical Society.  Based on this amended agreement, DJL reduced its outstanding obligation to the Historical Society by 50% of the expected proceeds to be received upon the sale of the Diamond Jo vessel with a corresponding credit to development expense on the Company’s statement of operations in 2008.

Affiliate management fees of $5.3 million and $5.4 million in 2009 and 2008, respectively, relate primarily to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW.

Included in loss on disposal of assets at EVD in 2009 is approximately $1.5 million of capitalized design and development costs and disposal costs related to a hotel project design that will not be utilized by the third party operator.  See Note 3 of the consolidated financial statements contained elsewhere in this annual report for further information on the hotel project at EVD.

Operating income margins at DJL dropped slightly to 20.7% in 2009 from 21.2% in 2008, reflecting the cost structure of the new casino.  Operating income margins at DJW increased to 27.1% in 2009 from 24.5% in 2008 due to (i) a $1.2 million decrease in depreciation expense as discussed above and (ii) a continued focus by the Company to maintain optimal labor levels and control operating costs.  EVD’s operating income margins declined to 19.3% from 21.8% primarily due to (i) the increased promotional expenses as discussed above and (ii) the $1.5 million loss on disposal in 2009 as discussed above.  Operating income margin at ABC for the period from the acquisition date to December 31, 2009 was 12.1% and was negatively impacted by items discussed above including a high level of promotional allowances as well as disruptions on the casino floor related to the remodel.

Other expense, net of interest income and amounts capitalized, and including loss on early retirement of debt, increased $33.7 million in 2009 over 2008 primarily due to the Company’s debt refinancing activities discussed in Note 4 to the consolidated financial statements.   In addition, interest expense of approximately $3.3 million was capitalized as part of the casino development and other construction projects during 2008 and amounts capitalized in 2009 were insignificant.

2008 Compared to 2007

Net revenues increased $6.0 million, or 2%, to $259.2 million in 2008 from $253.2 million in 2007. This increase was primarily related to an increase in casino revenues at DJW of $4.7 million, which was largely a result of the expansion of the casino that opened to the public in April 2007.  Casino revenues at DJL also increased $2.1 million as explained below, contributing to the increase in net revenues in 2008 compared to 2007.  Casino revenue increases at DJW and DJL were partially offset by a decrease in net revenues at EVD of $0.8 million. This decrease at EVD is due to the negative effects of hurricane Gustav, which forced the closure of our facility for five days in the third quarter of 2008. In addition to the actual days in which the casino was closed to the public, EVD was impacted by the after effects of Gustav for several more days which drove down attendance at our casino.

DJL’s casino revenues increased by $2.1 million to $42.7 million in 2008 from $40.6 million in 2007.  This increase was primarily related to the opening of DJL’s new casino on December 10, 2008.  In addition, DJL’s operations were negatively impacted by adverse weather conditions during the fourth quarter of 2007.  DJL’s slot revenue increased 4% to $39.5 million in 2008 from $37.8 million in 2007, and DJL’s table game revenue increased 14% to $3.2 million for 2008 compared to $2.8 million for 2007.

DJW’s casino revenues increased by $4.7 million, or 6%, to $78.8 million in 2008 compared to $74.1 million in 2007 due primarily to the timing of the opening of the casino expansion in April 2007 coupled with more adverse weather conditions during the fourth quarter of 2007 compared to 2008.  DJW’s slot revenues increased 6% to $72.2 million in 2008 over 2007 while table game revenues increased 7% to $6.6 million in 2008.

EVD’s casino revenue decreased $1.7 million to $105.8 million in 2008 compared to $107.5 million in 2007. This decrease is the direct result of a $2.4 million decrease in the third quarter 2008 compared to the third quarter of 2007 which was primarily related to the impact of hurricane Gustav as discussed above.  EVD continues its focus on controlled spending of promotional allowances through improvements to the database marketing programs to target more profitable customers.  Promotional allowances at EVD as a percentage of casino revenues decreased to 8.6% in 2008 from 9.2% in 2007.

Racing revenues at EVD for 2008 were $18.0 million compared to $19.1 million for 2007.  This decrease was primarily due to running five less live thoroughbred horse racing nights in 2008 compared to 2007 as well as the impact of hurricane Gustav which forced us to close our OTBs for five days and had continuing after effects for several days on attendance at our casino.  Consistent with a decrease in racing revenues as noted above, racing expenses decreased to $15.7 million for 2008 from $16.0 million for 2007.

Video poker revenues at EVD for 2008 were $5.9 million compared to $4.5 million for 2007. The increase in video poker revenues was primarily attributable to the addition of video poker at our Henderson OTB in August 2007 as well as increases in video poker revenue at both our Port Allen and Eunice OTBs of 10% and 29%, respectively, which was primarily attributable to recent renovations at the Port Allen facility as well as continuous updating of the video poker machines at these OTBs to provide the latest and most popular games.

While video poker revenues at EVD increased 31% year over year, video poker expenses only increased 16% to $4.3 million for 2008 from $3.7 million for 2007 as EVD was able to improve video poker revenues at its Eunice and Port Allen OTBs without significant increases in labor and other operating expenses.  In addition, EVD benefited from a change in the effective rate used to calculate taxes and purses.  Effective July 1, 2008, the combined effective rate for taxes and purses on video poker revenues was reduced to 38% from 42.5%.

Food and beverage revenues and other revenues increased $1.3 million during 2008 compared to 2007 due primarily to (i) an increase in food and beverage revenues of $0.9 million at DJW related to the opening of a new high-end restaurant in January 2008 and the continued success of DJW’s  buffet restaurant that was added in June 2007 as part of the casino expansion and (ii) an increase in other revenue at DJW of $0.4 million primarily related to an increase in convenience store fuel revenues due to an increase in fuel prices in 2008 over 2007. Consistent with these increases in sales, DJW realized relative increases in food and beverage and other expenses.

Selling, general and administrative expenses decreased $15.1 million to $34.7 million for 2008 from $49.8 million for 2007. This decrease was due primarily to a $16.9 million decrease in non-cash expenses related to a decrease in the intrinsic value of PGP incentive units granted to certain executive officers of the Company in 2005.  This decrease was partially offset by a $1.2 million increase in general and administrative expenses associated with operations at DJW primarily related to additional costs associated with the casino expansion along with a $0.7 million increase in general corporate expenses.

Depreciation and amortization expenses decreased to $20.1 million for 2008 from $20.7 million for 2007 due primarily to decreases at EVD and DJL of $1.0 million and $1.0 million, respectively, related to assets that became fully depreciated during 2008.  These decreases were partially offset by an increase at DJW of $1.3 million primarily related to the impact of the depreciation on the assets associated with the DJW casino expansion.  Included in depreciation expense at DJL is accelerated depreciation on certain depreciable assets that will either be contributed to the Dubuque County Historical Society (the “Historical Society”) or are not being utilized at its new casino facility.  Accelerated depreciation on these assets began during the fourth quarter of 2006 and DJL continued to depreciate the remaining net book value of those assets less their estimated fair market value at the date of contribution or estimated net realizable value up to the date that DJL commenced operations at the new facility.  Depreciation expense for 2008 and 2007 increased by approximately $1.0 million and $0.8 million, respectively, as a result of accelerated depreciation on these assets.

Pre-opening expenses of $0.8 million for 2008 relate primarily to expenses incurred by DJL with respect to start-up activities surrounding its new casino facility. Pre-opening expenses of $0.4 million in 2007 relate primarily to expenses incurred by DJW with respect to its expansion.

In connection with DJL’s new casino development, DJL expensed $7.7 million in 2007 to development expense relating to certain of its unconditional obligations under an agreement with the Historical Society.  The obligations include the contribution by DJL to the Historical Society of (i) the dockside pavilion through a 99 year lease, (ii) the Diamond Jo vessel and (iii) cash.  See Note 2 to the consolidated financial statements for a further discussion of this agreement.  In addition, the Company expensed $0.3 million of other development costs in 2007.  In 2008, DJL and the Historical Society reached a revised agreement to sell the vessel and split the proceeds evenly between DJL and the Historical Society.  Based on this agreement, DJL reduced its outstanding obligation to the Historical Society related to the Diamond Jo vessel with a corresponding credit to development expense.

Affiliate management fees of $5.4 million and $5.2 million for 2008 and 2007, respectively, relate to management fees paid to related parties under various management services and consulting agreements at EVD and DJW which are based on net revenues and EBITDA.  These fees increased primarily due to increased revenues at DJW.

DJL recorded an impairment charge of $0.8 million in December 2008 related to the decrease in the fair market value of the Diamond Jo vessel. See Note 3 to the consolidated financial statements for further discussion of this impairment.

In 2007, EVD expensed $2.6 million as a loss on disposal of assets related primarily to the write-off of initial architectural and design costs related to the EVD hotel project.  See Note 3 to the consolidated financial statements for further discussion of this disposal.

Interest income of approximately $2.5 million for 2008 is primarily related to interest earned on DJW’s investment in its available for sale security.  Interest income of approximately $2.6 million for 2007 is primarily related to interest earned on cash deposits invested in interest bearing accounts as well as interest earned on DJW’s investment in its available for sale security during the fourth quarter of 2007.  Interest expense, net of amounts capitalized, decreased $0.9 million to $39.6 million during 2008 from $40.5 million for 2007. This decrease is primarily due to a $1.7 million decrease in interest expense at DJL primarily related to a $3.0 million increase in capitalized interest related to the construction of the new casino and parking facility, partially offset by an increase in interest expense associated with its obligations under its minimum assessment agreement with the City of Dubuque, Iowa of $0.8 million along with increases related to the interest on the drawings on its line of credit and term loan of $0.4 million and $0.1 million, respectively.  The decrease in interest expense at DJL is partially offset by an increase in interest expense at DJW of approximately $1.1 million primarily related to the issuance of an additional $23 million principal amount of DJW Notes in October 2007, partially offset by a decrease in interest expense associated with the call premium on the excess cash flow offer in 2007 for the DJW Notes.  Interest expense of approximately $3.3 million and $0.8 million was capitalized as part of the casino development and other construction projects during 2008 and 2007, respectively

Seasonality and Inflation

     Our operations are subject to seasonal fluctuations. Our Iowa operations are typically weaker from November through February as a result of adverse weather conditions, and are typically stronger from March through October. Our Louisiana horse racing operations are also subject to seasonal fluctuations. Our horse racing operations are usually stronger during live racing season which generally runs from April through November.

In general, our payroll and general and administrative expenses are affected by inflation. Although inflation has not had a material effect on our business to date, we could experience more significant effects of inflation in future periods.

Liquidity and Capital Resources

Cash Flow Activities

2009 compared to 2008

Our cash balance decreased $4.2 million to $34.5 million at December 31, 2009, from $38.7 million at December 31, 2008.

Cash flows from operating activities were $49.8 million in 2009, an increase of $9.4 million when compared to $40.4 million in 2008.  This increase is primarily attributed to (i) the timing of interest payments as a result of the Company’s refinancing in August 2009, (ii) improved cash flow from operations at DJL as a result of the opening of its new land-based casino in December 2008 and (iii) the acquisition of ABC in October 2009 and is partially offset by reduced cash flows at EVD and costs associated with the acquisition of ABC.

Cash flows used in investing activities during 2009 were $134.9 million, consisting primarily of (i) cash paid for the purchase of ABC, net of cash acquired, of $103.1 million, (ii) payments of $13.8 million for construction and other development costs associated with the DJL casino development project, (iii) cash outflows of $5.3 million related to construction projects at EVD, including the remodeling of the casino floor and the new event center, (iv) cash outflows of $3.5 million related to the remodel project at ABC, (v) cash outflows of $7.3 million primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures throughout our properties, (vi) business acquisition and licensing costs of $1.5 million primarily related to DJW’s license agreement with the State of Iowa requiring a $1.0 million payment in May 2009 and (vii) cash outflows of $0.7 million related to EVD’s investment in an unrelated third party venture whose primary purpose is to design, develop and operate a hotel adjacent to EVD’s casino.  To partially offset the cash flows used were proceeds from the sale of property and equipment of $0.7 million received at DJL from the sale of the Diamond Jo vessel and other obsolete assets which were not utilized at its new land-based casino.

Cash flows from financing activities during 2009 of $80.9 million reflects the proceeds from the offering of the PGL Notes in August 2009 of $531.5 million offset by (i) payments on debt, including principal and call premiums related to the redemption of Old Peninsula Notes, the DJW Notes and the EVD Notes of $394.4 million, (ii) net payments of borrowings under the PGL Credit Facility and DJW’s senior credit facility of $30.5 million, (iii) payment of deferred financing costs related to the issuance of the PGL Notes and the PGL Credit Facility of $16.7 million, (iv)  member distributions of $7.3 million and (v) cash outflows related to a $1.7 million loan to PGP.

As of December 31, 2009, the Company had no outstanding advances under the PGL Credit Facility. In addition, as of December 31, 2009, the Company had outstanding letters of credit under the PGL Credit Facility of approximately $1.7 million resulting in available borrowings thereunder of $56.8 million.

2008 compared to 2007

Our cash balance decreased $3.4 million to $38.7 million at December 31, 2008 from $42.1 million at December 31, 2007.

Cash flows from operating activities were $40.4 million in 2008, a decrease of $1.9 million when compared to $42.3 million in 2007. The decrease is primarily due to payments for accrued fees under DJW’s management services agreement as well as timing of payment of normal operating expenses.

Cash flows used in investing activities during 2008 were $67.6 million, consisting of (i) payments of $56.8 million for construction and other development costs associated with the DJL casino development project, (ii) cash outflows of $6.8 million related to the development of the turf track, the hotel development project and the casino floor remodel at EVD, (iii) cash outflows of $5.7 million at PGL, DJL, EVD and DJW primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures and (iv) business acquisition and licensing costs of $1.5 million primarily related to DJW’s license agreement with the State of Iowa requiring a $1.0 million payment in May 2008.  These payments were partially offset by proceeds from the sale of property and equipment in the amount of $3.2 million, mainly related to the sale of the waste water treatment facility assets at DJW as discussed further in Note 3 to the consolidated financial statements.

Cash flows from financing activities during 2008 of $23.8 million reflects net proceeds from senior secured credit facilities of $30.5 million, proceeds from DJL’s term loan in the amount of $8.0 million, partially offset by payments on debt of $9.2 million, member distributions of $4.1 million and deferred financing costs paid of $1.4 million.

 Financing Activities

PGL Notes

   The PGL Secured Notes and PGL Unsecured Notes were issued at a discount of $5.5 million and $7.9 million, respectively.  Interest on the PGL Notes is due each August 15 and February 15, commencing February 15, 2010.

       The Company used the net proceeds from the issuance of the PGL Notes and cash on hand: (i) to redeem on September 5, 2009 all of the outstanding Old Peninsula Notes in an approximate amount (including call premium and accrued interest through but not including the redemption date) of $271.3 million; (ii) to redeem on August 7, 2009, all of the outstanding DJW Notes in an approximate amount (including call premium and accrued interest through but not including the redemption date) of $117.8 million; (iii) to redeem on September 5, 2009, all of the outstanding EVD Notes in an approximate amount (including accrued interest and contingent interest through but not including the redemption date) of $7.4 million; (iv) to pay down outstanding advances under the Company’s senior secured credit facility of approximately $25.6 million; (v) to pay related fees and expenses in connection with the foregoing transactions of approximately $16.0 million; and (vi) to fund $96.2 million of the remaining purchase price to acquire ABC.

As a result of the redemption of the Old Peninsula Notes, the DJW Notes and the EVD Notes, the Company incurred a loss of $22.5 million in the third quarter of 2009 consisting of the write-off of deferred financing costs of $7.7 million, the payment of call premiums of $11.5 million, net interest costs of $2.1 million incurred during the irrevocable redemption period and the write-off of bond discount of $2.0 million offset by the reduction in the liability related to DJW’s derivative associated with the DJW Notes of $0.8 million.

The PGL Secured Notes and the PGL Unsecured Notes are guaranteed on a senior secured basis and senior unsecured basis, respectively, by DJL, EVD, DJW and ABC (collectively, the “Subsidiary Guarantors”).  The PGL Secured Notes and the related guarantees are secured by a security interest in the Company’s and the Subsidiary Guarantors’ respective existing and future assets (other than certain excluded assets) and by a limited recourse pledge of 100% of the equity interests of PGL by PGP. The security interest on the collateral that secures the PGL Secured Notes and the related guarantees are subject to the prior liens of the PGL Credit Facility. The PGL Unsecured Notes are effectively subordinated to the PGL Credit Facility, the PGL Secured Notes and other secured indebtedness of the Company and the Subsidiary Guarantors to the extent of the collateral securing such indebtedness. PGL has no significant independent assets or operations and the guarantees of the Subsidiary Guarantors are full and unconditional and joint and several.

The indentures governing the PGL Notes limits the Company’s and the Subsidiary Guarantors’ ability to, among other things, incur more debt, pay dividends or make other distributions to PGP, redeem stock, make certain investments, create liens, enter into transactions with affiliates, merge or consolidate, and transfer or sell assets.

The PGL Notes do not limit the Company’s ability to transfer assets between the Company and the Subsidiary Guarantors.  Under the indentures governing the PGL Notes, the Company is allowed, subject to certain conditions and limitations set forth therein, to make payments and distributions to PGP, including in respect of (i) certain consulting and financial advisory services related to PGP development expense, (ii) board fees and actual out-of-pocket expenses incurred by members of the Board of Managers, and (iii) tax, accounting, licensure, legal and administrative costs and expenses of PGP. In addition, the Company may pay dividends or make other distributions to PGP, in addition to the distributions above, if the combined interest coverage ratio of the Company and the Subsidiary Guarantors is not less than 2.0 to 1.0 for the immediately preceding four full fiscal quarters and subject to certain aggregate net income and cash proceeds received from the sale of equity interest limits.  Substantially all of the Company’s net assets were restricted under the PGL Notes and the PGL Credit Facility, subject to certain exceptions including approximately $17.2 million of restricted payments availability under the general basket of the restricted payments covenant of the PGL Notes as of December 31, 2009.

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

PGL Credit Facility

The PGL Credit Facility consists of a revolving credit facility which permits the Borrowers to request advances and letters of credit up to the lesser of the maximum revolver amount of $58.5 million (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the consolidated EBITDA (as defined in the PGL Credit Facility) of the Borrowers for the 12 months immediately preceding the current month end multiplied by 150% and the consolidated EBITDA of the Borrowers for the most recent quarterly period, computed on an annualized basis, multiplied by 150%. The borrowings under the PGL Credit Facility bear interest at a rate equal to the Wells Fargo prime rate plus a margin of 2.5% with a floor of 6%.

 The Borrowers are jointly and severally liable under the PGL Credit Facility and such borrowings are collateralized by substantially all of the assets of the Borrowers.

 The PGL Credit Facility contains a number of restrictive covenants, including covenants that limit the Borrowers’ ability to, among other things: (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its capital stock; (4) dispose of certain assets; (5) guarantee the debt of others; (6) pay dividends or make other distributions to PGP; (7) make investments; and (8) enter into transactions with affiliates. The PGL Credit Facility also contains financial covenants, including minimum consolidated EBITDA requirements and limitations on capital expenditures.

Term Loan

On May 1, 2008, PGL, DJL and EVD (collectively, the “FF&E Borrowers”) entered into a Loan and Security Agreement (“Term Loan”) with American Trust & Savings Bank.  Proceeds from the Term Loan of $8.0 million were used to finance the purchase of certain furniture, fixtures and equipment related to DJL’s casino development in 2008. Commencing on January 1, 2009 and continuing through December 1, 2013, the FF&E Borrowers are required to pay principal plus accrued interest in equal monthly installments. Interest on the Term Loan accrues at a rate of 6.5% per annum.  As of December 31, 2009, DJL had outstanding advances of $6.7 million under the Term Loan.

Compliance

As of December 31, 2009, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness. Based on our current level of operations, and anticipated revenue growth, we expect to continue to be in compliance with the terms of the agreements governing our outstanding indebtedness during the next 12 months.

Liquidity

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations, and (ii) available borrowings under the PGL Credit Facility. The available borrowing amount at December 31, 2009 after reductions for letters of credit outstanding under the PGL Credit Facility was $56.8 million.

   The Company plans to spend $4.0 million in 2010, in addition to the $3.5 million already spent as of December 31, 2009, to complete the remodel of the Amelia Belle riverboat as discussed above. Our other capital expenditures for the next 12 months related to EVD’s development of an event center and a new OTB located in St. Martinville Parish, Louisiana are expected to be approximately $1.7 million and $2.4 million, respectively.  Remaining capital expenditures for the Company for the next 12 months, excluding amounts discussed above, are expected to be approximately $10.0 million.

   The Company’s debt maturities for the next 12 months are expected to be approximately $2.2 million.  The Company’s member distributions to PGP for the next 12 months are expected to be approximately $3.5 million. In addition, in November 2009, EVD entered into a loan agreement with the third party developer of the hotel at EVD in which EVD has agreed to loan the developer up to $2.3 million through November 15, 2010, subject to certain terms and conditions, the proceeds of which are to be used toward the development of the hotel.  We plan to finance these expected cash requirements with: (i) a portion of the available cash on hand (excluding amounts needed for normal operations); (ii) cash generated from operations; and (iii) if necessary, available borrowings under the PGL Credit Facility.  There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.

  Based on our cash on hand, expected cash flows from operations and our available sources of financing, we believe we will have adequate liquidity to satisfy our current operating needs at each of our gaming properties and to service our outstanding indebtedness for the next 12 months.

Our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries; (ii) the financial covenants contained in the agreements governing such indebtedness will require us to meet certain financial tests and may limit our respective abilities to borrow additional funds or to transfer funds to PGP or dispose of assets; (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) our ability to adapt to changes in the gaming or horse racing industries which affect the markets in which we operate could be limited.

Contractual Obligations and Commitments and Contingent Liabilities

Our future contractual obligations and commitments at December 31, 2009 were as follows (in thousands of dollars):

	Payments due by Period
Contractual Obligations	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	Thereafter

Long-Term Debt	$552,393	$2,188	$3,364	$1,841	$545,000
Interest on Long-Term Debt	364,027	53,304	106,252	105,841	98,630
Operating Leases	14,430	2,791	4,522	3,893	3,224
Purchase Commitments (1)	69,955	7,510	5,770	5,080	51,595
Other Long-Term Liabilities	958	-	291	296	371
Total Contractual Obligations	$1,001,763	$65,793	$120,199	$116,951	$698,820
___________________

(1)           Includes approximately $50.0 million related to DJL’s future obligations under a minimum assessment agreement with the City over a period of 27 years and approximately $3.4 million related to DJL’s obligation for capital expenditures under a development agreement with the City over 40 years.

The following shows our contingent obligations at December 31, 2009, based on expiration dates (in millions):

	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Thereafter
Standby letters of credit	$ 1.7	$ —	$ —	$ —

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

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued a standard on measuring the fair value of liabilities. The standard became effective for the Company on October 1, 2009. The standard provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset; or b) quoted prices for similar liabilities or similar liabilities when traded as assets; and/or (ii) a valuation technique that is consistent with the principles of an income or market approach. The standard also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

In December 2007, the FASB issued a new standard that significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business. Also, acquirers are to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. The standard applies to the Company prospectively for business combinations occurring on or after January 1, 2009. The Company expects the standard will have an impact on accounting for business combinations, but the effect will be dependent upon any potential future acquisition.  In 2009, the Company expensed legal fees and other transaction related costs of $1.1 million associated with the acquisition of ABC.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described below. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the year ended December 31, 2009.

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

Our goodwill is related to our DJL and ABC operations. Our intangible assets consist of our tradename and our slot machine and electronic video game and horse racing licenses related to our operations at EVD, our gaming license at DJW, and our tradename, gaming license, customer relationships and customer list at ABC. ABC’s tradename, customer relationships and customer list were determined to have finite lives.  The weighted average useful life of the identifiable intangible assets with finite lives is estimated to be 9 years.  The licenses and EVD’s tradename were determined to have indefinite lives and are not amortized.  We intend to use the EVD tradename for the foreseeable future and our EVD, DJW, and ABC licenses are renewable subject to our compliance with state gaming and racing regulations and subject to voter approval of gaming in Worth County, Iowa every eight years. Should these assets in the future be determined to have finite lives because of our decision to discontinue the use of the EVD tradename or our inability to renew our licenses at EVD, DJW or ABC, the intangible assets could become impaired and require an impairment charge and any unimpaired amounts would be amortized over their remaining useful lives.

There are several estimates, assumptions and decisions in measuring impairments of long-lived assets. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold, it is more likely that an impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management must use judgment in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.

Goodwill and intangible assets are also subject to impairment by, among other factors, significant changes in the gaming tax rates in Louisiana and Iowa, significant new competition which could substantially reduce profitability, non-renewal of the racing or gaming licenses due to regulatory matters or lack of county electorate approval in Iowa, changes to EVD’s or ABC’s tradename or the way EVD’s or ABC’s tradename is used in connection with its business and regulatory changes that could adversely affect the Company’s business by, for example, limiting or reducing the number of slot machines or video poker machines that the Company is permitted to operate. At December 31, 2009, 2008 and 2007, we completed an annual impairment testing of all of our goodwill and intangible assets with indefinite lives and no impairments were indicated. Assuming a hypothetical 10% decline in the estimated values of our DJL reporting unit, our DJW gaming license, our EVD gaming and racing licenses, and our EVD tradename, the hypothetical value of each would have been greater than its carrying value.  Due to the timing of the ABC acquisition and related valuation, no tests were performed during 2009 for ABC as there were no indicators of impairment.  We are required to perform an analysis of our goodwill and intangible assets at least on an annual basis. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods.

We do not expect significant adverse changes in our operations at DJL, DJW, EVD and ABC over the next 12 months.  However, the current economic crisis experienced across the country could have a negative effect on our future operations. If a material negative impact would occur, it may have an impact on our periodic review of goodwill and indefinite lived assets for impairment.

In 2009, the Company determined that it was probable that all conditions to financing the hotel project at OED would be met and that the third party operator will build the hotel. During the third quarter of 2009, EVD expensed $1.5 million of capitalized design and development costs and disposal costs related to a hotel project design that will not be utilized by the third party operator as a loss on disposal of assets.

Our Diamond Jo vessel was being depreciated to its expected disposal value of $1.2 million based on the fair market value of the vessel as determined by an independent third party appraisal.  In January 2009, DJL received and accepted an offer to purchase the vessel for approximately $0.4 million.  Based on the accepted offer, DJL recorded an impairment charge of $0.8 million in December 2008 related to the decrease in the fair market value of the vessel.

     Investment Valuation.  Our investment in $23 million in aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”) were valued and recorded at $14.7 million and $7.8 million at December 31, 2009 and 2008, respectively.  Our available for sale investment is not traded.  The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and an estimate from an independent source of what market participants would use in pricing the bonds.  Due to the illiquid nature of the investment, changes in market risks could have a significant impact on the fair value.  A 10% change in the value of the investment at December 31, 2009 would change member's deficit by $1.5 million.

Equity Based Compensation.  Prior to November 2009, equity based awards granted by PGP to Company employees contained a put option exercisable by the employee and were recorded at their intrinsic value (which is the increase in the fair market value of the units from date of grant based primarily on a discounted cash flows approach) and the percentage vested. The amount expensed each period was based upon the change in intrinsic value and the percentage vested. As these awards are issued by PGP, the awards represent a PGP liability and not a liability of the Company although the (credit) expense associated with awards to Company employees was recorded by the Company with a corresponding credit to member contributions.  Fair market value of the units can change due to numerous factors including those previously mentioned under “Goodwill, Intangible and Other Long-Lived Assets”, slower than anticipated increases or declines in operating revenues, unanticipated operating cost increases, construction delays, the market’s perception of the economy in general, the gaming industry, risk, interest rates, and alternative investments.

On November 6, 2009, the put option granted as part of the incentive units was removed.   The Company valued the incentive units based on their estimated intrinsic value as of that date and the related change in the value of the incentive units was expensed at that time. Subsequently, any appreciation or depreciation in the estimated intrinsic value of the units is not reflected in earnings of the Company.

A 10% change in the estimated intrinsic value of the incentive units as of November 6, 2009, would increase or decrease, as applicable, compensation expense by $1.1 million for the year ended December 31, 2009.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowings under the PGL Credit Facility. As of December 31, 2009, the Company had no outstanding borrowings under the PGL Credit Facility.   We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $58.5 million at December 31, 2009) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.6 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate available for sale investment and debt borrowings. Our fixed rate available for sale investment is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate available for sale investment and debt borrowings as of December 31, 2009 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Available for sale investment	2011 - 2037	7.5%		$ 14,741	$ 14,741	(1)
8 ⅜% senior secured notes	Aug 15, 2015	8.375%		234,778	241,200	(2)
10 ¾ % senior secured notes	Aug 15, 2017	10.75%		297,317	308,050	(2)
Senior credit facility	January 15, 2014	6	% (3)	-	-
Term loan	December 1, 2013	6.5%		6,697	6,697	(2)
Notes payable, capital lease obligations and other financial instruments	2010—2011	6.4% - 8.6%		1,272	1,289	(2)
Obligation under Minimum Assessment Agreement	2011 - 2037		N/A	19,812	19,453	(2)
___________________
 (1)           Our available for sale investment is not traded.  The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and an estimate from an independent source of what market participants would use in pricing the bonds.  Due to the illiquid nature of the investment, changes in market risks could have a significant impact on the fair value.

(2)           Represents fair value as of December 31, 2009, based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of December 31, 2009.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent registered public accounting firm, consolidated financial statements and the notes thereto and the consolidated financial statement schedule are included beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives. Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

        Internal Control Over Financial Reporting.

(a)             Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed, under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As allowed by SEC guidance, management excluded from its assessment the 2009 acquisition of the Amelia Belle Casino, which accounted for approximately 21% of consolidated total assets and approximately 3% of consolidated net revenues from the October 22, 2009 acquisition date through December 31, 2009. Based on our assessment, we believe that, as of December 31, 2009, the company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b)             Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Executive Officers and Managers

PGP is our sole managing member. The following table sets forth the names and ages of the executive officers of the Company and PGC and of the managers of PGP.

Name	Age	Position

M. Brent Stevens	49	Chief Executive Officer of the Company and PGC and Chairman of the Board of Managers of PGP
Michael S. Luzich	55	President and Secretary of the Company and PGC and Manager of PGP
Jonathan C. Swain	44	Chief Operating Officer of the Company and PGC
Natalie A. Schramm	39	Chief Financial Officer of the Company and PGC
Terrance W. Oliver	60	Manager of PGP
Andrew Whittaker	48	Manager of PGP

Management Profiles

The following is a brief description of the business experience of each of the individuals listed in the preceding table. Presently, the Board of Managers is comprised of five managers; however, the fifth manager has not been appointed.

M. Brent Stevens. Mr. Stevens is our Chief Executive Officer and is the Chairman of the Board of Managers, which offices he has held since 1999. Mr. Stevens also serves as Chief Executive Officer of PGC, DJL, EVD DJW and ABC. Since 1990, Mr. Stevens has been employed by Jefferies & Company, Inc., and presently is an Executive Vice President in the Investment Banking department.

Michael S. Luzich. Mr. Luzich is our President and Secretary and has been a manager of PGP since 1999. Mr. Luzich also serves as President and Secretary of PGC, DJL, EVD, DJW and ABC. Mr. Luzich is the founder and President of the Cambridge Investment Group, LLC, an investment and development company located in Las Vegas, Nevada. Prior to October 1995, Mr. Luzich was a founding partner and director of Fitzgeralds New York, Inc. and Fitzgeralds Arizona Management, Inc., which are development companies responsible for the Turning Stone Casino near Syracuse, New York for the Oneida Tribe and the Cliff Castle Casino near Sedona, Arizona for the Yavapai-Apachi Tribe, respectively.

Jonathan C. Swain. Mr. Swain was hired as Chief Operating Officer of PGL in July 2004. Mr. Swain also serves as Chief Operating Officer of PGC, DJL, EVD, DJW and ABC. Mr. Swain served from 2000 through July 2004 as Vice President and General Manager of Palace Station, Santa Fe Station and Sunset Station, three properties of Station Casinos Inc., a hotel and gaming company headquartered in Las Vegas, Nevada. In 1999 and 2000, Mr. Swain served as Vice President and General Manager of the Hard Rock Hotel and Casino in Las Vegas. From 1995 through 1999, Mr. Swain worked for the Aztar Resorts Inc., serving as the Corporate Vice President of Marketing and President of the Las Vegas Tropicana. Aztar Resorts, Inc. is a hotel and gaming company headquartered in Phoenix Arizona. From 1993 to 1995, Mr. Swain served as Vice President of Marketing and as Executive Director of International Marketing with the Trump Taj Mahal in Atlantic City, New Jersey.

Natalie A. Schramm. Ms. Schramm is our Chief Financial Officer, which office she has held since 1999. Ms. Schramm also served as General Manager of Diamond Jo Dubuque from January 1, 2003 to May 1, 2007.  Ms. Schramm joined our predecessor, Greater Dubuque Riverboat Entertainment Company, L.C., in November 1996. Prior to this she was employed by Aerie Hotels and Resorts in Illinois as Corporate Accounting Manager where she was responsible for the corporate accounting functions of a casino and several hotels. She is a graduate of the University of Iowa with a degree in Accounting and is a Certified Public Accountant.

Terrance W. Oliver. Mr. Oliver is a manager of PGP, which office he has held since 1999. From 1993 to 2009, Mr. Oliver served as a director of  Mikohn Gaming Corporation/Progressive Gaming International Corp., a gaming equipment manufacturer that was headquartered in Las Vegas. Since 2004, Mr. Oliver has served as director and Chairman of the Board of Reno Lumber, a wholesale lumber company based in Sparks, Nevada.

Andrew Whittaker. Mr. Whittaker is a manager of PGP, which office he has held since 1999. Since 1990, Mr. Whittaker has been employed by Jefferies & Company, Inc., where he is presently a Vice Chairman.

Audit Committee

Terrance W. Oliver and Andrew Whittaker serve on PGP’s audit committee. The Board of Managers has determined that each of Messrs. Oliver and Whittaker is an “audit committee financial expert” as that term is used in Item 401(h)(2) of Regulation S-K adopted by the SEC. Although we are not a “listed issuer” within the meaning of Rule 10A-3 under the Exchange Act, the Board of Managers has determined that each of Messrs. Oliver and Whittaker would be considered an “independent” director within the meaning of the rules of the New York Stock Exchange for listed companies and within the meaning of Rule 10A-3 under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act.

 Not applicable.

Code of Ethics

The Company has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer or persons performing a similar function. A copy of our code of ethics may be obtained, free of charge, upon written request to our principal place of business.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion and analysis describes the material elements of the compensation awarded to, earned by, or paid to our executive officers who are considered to be “named executive officers” during our last fiscal year.  Our named executive officers include our chief executive officer, chief financial officer, and our remaining two executive officers, other than the chief executive officer and chief financial officer, who were serving as executive officers at the end of 2009, whose names are set forth below in the table under “Executive Compensation — Summary Compensation Table.”

Compensation Objectives

Our compensation program is designed to attract and retain talented and dedicated executive officers, ensure executive compensation is aligned with our corporate strategies and business objectives, promote the achievement of key strategic and financial performance measures by linking short- and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals, and align executives’ incentives with the creation of equity-holder value.

To achieve these objectives, we have designed and implemented incentive compensation to primarily reward our executives for positive financial performance.

Overall, our aim is to offer our executives total compensation opportunities that represent compensatory levels similar to comparable companies and general market practices.

Processes and Procedures for Determining Compensation

PGP’s operating agreement has delegated certain powers traditionally vested in the Board of Managers to an executive committee consisting of the Chief Executive Officer and President and Secretary of PGP and the Company.  Among the powers and responsibilities delegated to the executive committee under the operating agreement is the authority, subject to the approval of the Board of Managers, to unanimously approve the engagement of all of our executive officers whose compensation exceeds $100,000 annually.  In the event that the executive committee is unable to reach a unanimous determination as to any such engagement within a reasonable period of time, the executive committee submits the prospective engagement to the independent managers of the Board of Managers, who then make a final determination.  The Chief Executive Officer determines changes to salary and bonus compensation of our executive officers.  The Company has no compensation committee.

The Board of Managers administers PGP’s 2004 Amended and Restated Incentive Unit Plan (the “2004 Plan”) and the PGP 2009 Profits Interest Plan (the “2009 Plan” and, together, with the 2004 Plan, the “Equity Plans”).  Awards under the Equity Plans are recommended by the Chief Executive Officer and considered by the Board of Managers.  Our Chief Executive Officer abstains from decisions made by the Board of Managers relating to his own compensation.

Compensation Components

We compensate our executives through a mix of base salary, cash bonus awards, and equity-based compensation rewards under the Equity Plans.

Base Salaries

Base salaries for our named executive officers are intended to be competitive with comparable companies. We establish base salaries for our executives based on the scope of their responsibilities, and take into account competitive market compensation paid by comparable companies for similar positions.  Our Chief Executive Officer evaluates executive performance and reaches base salary compensation decisions based upon a subjective and careful analysis of each executive’s specific contributions.  Our Chief Executive Officer takes into consideration the level of responsibility and experience of each named executive officer and the knowledge and skill required to perform such executive’s job requirements.

In the case of certain named executive officers, base salaries were initially set in employment agreements, which typically provide for a minimum increase in base salary each year.  See “Executive Compensation — Employment and Consulting Agreements.”  Neither Mr. Stevens, our Chief Executive Officer, nor Mr. Luzich, our President and Secretary, receives compensation in the form of a base salary.  Each year, based on each individual’s performance and contribution and other factors described above, our Chief Executive Officer reviews and, if appropriate, adjusts salary levels for each of our other named executive officers within the parameters of such officer’s employment agreement.

Cash Bonuses

Cash bonuses for our named executive officers are intended to be competitive with comparable companies.  Our named executive officers can earn additional cash incentive compensation each year to provide annual incentive for excellence in business and individual performance.  Our cash bonuses, as opposed to our equity grants, are designed to more immediately reward our executive officers for their performance during the most recent year and are intended to reward the achievement of annual corporate financial and individual performance goals. We believe the immediacy of these cash bonuses, in contrast to our equity grants which vest over a period of time, provides a significant incentive to our executives towards achieving their respective individual objectives.  We believe our cash bonuses are an important motivating factor to our executive officers, in addition to being a significant factor in attracting and retaining certain of our executive officers.  After reviewing individual performances and industry peers, the Chief Executive Officer determines bonuses and other incentive awards on a fully discretionary basis.  In those cases where a named executive officer has an employment agreement, provision for the payment of a cash bonus is made on terms consistent with our general cash bonus policy.  Mr. Luzich and Mr. Stevens do not receive compensation in the form of a cash bonus.

Equity-Based Compensation

We believe that positive long-term Company performance is best achieved through an ownership culture that provides incentive to our executive officers through the use of equity compensation.  PGP adopted the Equity Plans to provide for the grant of profits interests to certain employees, including our named executive officers.  The Equity Plans were adopted to, among other things: (i) align compensation rewards with operating results and equity-holder value; (ii) attract and retain qualified individuals; (iii) motivate participants to achieve long-range goals; (iv) provide competitive compensation opportunities; and (v) provide a higher return on equity by focusing award participation on those individuals with a demonstrated capacity to increase growth in equity value.  We believe that this strategy is consistent with our business goals, including equity-holder return, employee retention, and revenue and segment operating earnings growth.

    The Board of Managers, with the consultation and advice of the Chief Executive Officer, selects the recipients and sets the terms of profits interests granted under the Equity Plans.  Generally, profits interests granted under the Equity Plans will be subject to terms and conditions customary for such plans, which may include vesting requirements, transfer restrictions, satisfaction of budget-related performance criteria and similar conditions and qualifications, in each case, as approved by PGP’s Board of Managers or a subcommittee thereof.  Holders of profits interests issued under the Equity Plans are entitled to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant), and distributions on liquidation only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant.  Under the terms of the 2004 Plan and the 2009 Plan, PGP may grant profits interests from time to time representing up to 15.5% and 10%, respectively, of its outstanding capital interests on a fully diluted basis. As of December 31, 2009, PGP has granted profits interests representing approximately 15.5% of its outstanding capital interests under the 2004 Plan and approximately 4.5% under the 2009 Plan. The number of profits interests that are reserved for future issuance under the 2009 Plan is 72,649.05.  No additional profits interests have been reserved for future issuance under the 2004 Plan.

In determining the size of equity grants to our executive officers, our Board of Managers considers our company-level performance, the applicable executive officer’s performance, comparative equity ownership of our competitors and peer group, the amount of equity previously awarded to the applicable executive officer, the vesting of such awards and the recommendations of management and any other consultants or advisors that our Board of Managers may choose to consult.  We currently do not have any formal plan requiring us to grant, or not to grant, equity compensation on specified dates.  We do not have any equity ownership guidelines for our executive officers.

Benefits and other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, and a 401(k) plan.  These benefits are designed to be competitive to attract and retain qualified employees.  Certain of these benefits require the employee to pay a premium, with the Company paying the remainder of the premiums.  These benefits are offered on the same basis to all employees, except that the Company maintains $1 million life insurance policies for each of our Chief Financial Officer and our Chief Operating Officer, the beneficiary of which is named by the Chief Financial Officer and Chief Operating Officer, respectively.  We also provide supplemental health insurance for certain of our named executive officers that provides for payment of up to $10,000 per claim and $100,000 in the aggregate per participant annually for out-of-pocket expenses and deductible costs.  In addition, we offer a deferred compensation plan to certain senior level positions including our Chief Operating Officer and our Chief Financial Officer.

Our 401(k) retirement plan is available to all eligible employees.  Company matching contributions to the 401(k) plan are made at the discretion of the Board of Managers.  In 2009, 2008 and 2007, the Company matched elective employee-participant contributions of our participating employees, including our named executive officers, on a basis of 50% of the employee’s contribution up to 8% of their compensation, subject to federal limits.  Certain employees, including the named executive officers, are eligible to receive an automobile allowance and membership fees to clubs and associations paid by us.  In addition, we provide a deferred compensation plan under which eligible employees may defer compensation and with respect to which we match 100% of any deferred compensation up to the first five percent of the employee’s total compensation.

Board of Managers Report

The Board of Managers has reviewed the Compensation Discussion and Analysis section and discussed it with management.  Based on such review and discussions, the Board of Managers has recommended the inclusion of the Compensation Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

 M. BRENT STEVENS
 MICHAEL S. LUZICH
 TERRANCE W. OLIVER
 ANDREW WHITTAKER

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to our named executive officers for services rendered in all capacities to PGL, DJL, DJW, EVD and ABC, as applicable, during 2009, 2008 and 2007 and allocable to the Company.  None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.  Earnings on deferred compensation are not reflected in the other compensation column because the return on earnings is calculated in the same manner and at the same rate as earnings on externally managed publicly available mutual funds.  See “Executive Compensation — Non-qualified Deferred Compensation.”

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	All Other Compensation ($)		Total ($)
M. Brent Stevens	2009	—	—	—	259,900	(3)	259,900
Chief Executive Officer	2008	—	—	—	243,754	(3)	243,754
	2007	—	—	—	268,474	(3)	268,474

Natalie A. Schramm	2009	316,316	200,000	(482,554)	55,126	(4)	88,888
Chief Financial Officer	2008	310,352	250,000	(1,311,757)	57,425		(693,980)
	2007	252,878	225,000	2,054,411	53,440		2,585,729

Michael S. Luzich	2009	—	—	—	1,746,370		1,746,370
President and Secretary	2008	—	—	—	1,788,617	(5)	1,788,617

	2007	—	—	—	1,787,097	(5)	1,787,097

Jonathan C. Swain	2009	522,953	225,000	(1,930,215)	138,119	(6)	(1,044,143)
Chief Operating Officer	2008	514,228	550,000	(5,247,026)	139,632		(4,043,166)
	2007	439,789	500,000	8,242,020	127,793		9,309,602

_______________

(1)	Bonus amounts reflect compensation in the fiscal year earned regardless of the year in which paid.

(2)
Amounts in this column reflect the dollar amount of profits interests awards recognized for financial statement reporting purposes for the fiscal years ended December 31, 2009, 2008 and 2007 in accordance with the Financial Accounting Standards Board standard on the measurement of compensation expense under equity based awards.  Assumptions used in the calculation of these amounts are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included elsewhere in this Form 10-K.

(3)
Mr. Stevens did not receive a cash salary or bonus from the Company in 2009, 2008 or 2007. All Other Compensation represents compensation from PGP in respect of services allocable to the Company.  In addition to the above compensation, Mr. Stevens also receives annual board fees for serving on the Board of Managers of PGP, which fees are allocated between PGP and the Company.  See “Manager Compensation – Manager Compensation Table.”

(4)
In 2009, Ms. Schramm received $1,041 in premiums paid on life insurance, $8,462 in automobile allowance, $8,673 in membership fees of clubs and associations, $1,294 in supplemental health insurance reimbursements, $7,384 in matching contributions to our 401(k) plan, and $28,272 in matching contributions to our deferred compensation plan.

(5)
Mr. Luzich did not receive a cash salary or bonus from the Company in 2009, 2008 or 2007. All Other Compensation represents fees earned pursuant to a consulting agreement with PGP and EVD. See “Executive Compensation — Employment and Consulting Agreements.”  In addition to the above compensation, Mr. Luzich also receives annual board fees for serving on the Board of Managers of PGP, which fees are allocated between PGP and the Company.  See “Manager Compensation – Manager Compensation Table.”

(6)	In 2009, Mr. Swain received $1,157 in premiums paid on life insurance, $54,795 in housing allowance, $8,462 in automobile allowance, $4,740 in membership fees of clubs and associations, $8,077 in supplemental health insurance reimbursements, $7,384 in matching contributions to our 401(k) plan, and $53,504 in matching contributions to our deferred compensation plan.

Grants of Plan-Based Awards

On November 6, 2009, PGP approved grants of profits interests to each of Mr. Swain and Ms. Schramm under the 2009 Plan in the respective amounts of 46,434.36 and 11,608.59.  The profits interests granted pursuant to such awards were fully vested at the time of grant, and the value of the profits interests granted pursuant to such awards is limited to the future appreciate in value, if any, of PGP’s common membership interests from the date of grant of such profits interests.  PGP did not make any grants under the 2004 Plan in 2009.

 Redemption of Plan-Based Awards

In connection with the grant of profits interests under the 2009 Plan described above, the Board also approved the repurchase of certain previously granted and earned profits interests from each of Mr. Swain and Ms. Schramm in the amounts of $4.6 million and $1.2 million, respectively.  The purchase price for the profits interests repurchased was determined by the appreciation in value, on a per unit basis, of PGP’s common membership interests from September 12, 2005 (the original date of the grant of such profits interests) to November 6, 2009 (the repurchase date of such profits interests).  The number of profits interests repurchased by PGP was fully vested at the time of repurchase and equivalent to the number of new profits interests awarded under the 2009 Plan to Mr. Swain and Ms. Schramm on November 6, 2009.  The purchase price of the profits interests repurchased by PGP were equivalent, on a per unit basis, to the fair value of the common membership interests of PGP on the date of grant of the profits interests awarded to Mr. Swain and Ms. Schramm under the 2009 Plan.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding the total number of equity awards that have not vested (consisting solely of awards under the 2004 Plan) that are held by our named executive officers as of December 31, 2009 and the market value of such units.

Name	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($) (1)
M. Brent Stevens	—	—

Natalie A. Schramm	3,319 (2)	321,120

Michael S. Luzich	—	—

Jonathan C. Swain	13,275 (2)	1,284,481

_______________
(1)     As there is no trading market for these units, the amounts in this column represent estimated intrinsic value of the profits interest units at December 31, 2009.

(2)     Units vest upon a change of control or recapitalization of the Company.

At a meeting of the Board of Managers held on February 25, 2005, PGP approved grants of profits interests under the 2004 Plan to certain executive officers of PGP and/or its subsidiaries aggregating 10.50% of the outstanding capital interests of PGP, of which 2% was awarded to Mr. Swain, 0.5% was awarded to Ms. Schramm and the balance awarded to Messrs. Stevens and Luzich for certain services rendered to PGP (and thus are not reflected in the table above).  The terms of the awards reflected in the table above include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti dilution protection, transfer restrictions and other customary terms and provisions.

At a meeting of the Board of Managers of PGP held on September 12, 2005, PGP granted awards of profits interests under the 2004 Plan to certain executive officers of the Company and its subsidiaries aggregating 5.0% of the outstanding capital interests of PGP, of which 4% was awarded to Mr. Swain and 1.0% was awarded to Ms. Schramm, in each case subject to certain anti-dilution provisions which are designed to preserve the percentage of profits interest originally granted.

Under the terms of the awards granted on September 12, 2005, 20% of the profits interests vest on each of the first and second anniversaries of the grant date and an additional 40% vest on the third anniversary, provided that in each of those preceding years the Company and its subsidiaries achieves certain target consolidated segment operating earnings set forth in the Company’s annual budget. Such consolidated segment operating earnings targets were met in each of the three years. Upon a change of control or recapitalization, the remaining 20% of the profits interests granted and any remaining unvested interests vest immediately.  If the employee is terminated without cause, the profits interests vest immediately.  All profits interests that do not vest in accordance with their terms shall be forfeited and cancelled.

On November 6, 2009, PGP approved grants of profits interests under the 2009 Plan to certain executive officers of the Company and its subsidiaries aggregating 4.5% of the outstanding capital interests of PGP, of which 3.6% were awarded to Mr. Swain and 0.9% was awarded to Ms. Schramm, in each case subject to certain anti-dilution provisions which are designed to preserve the percentage of profits interest originally granted.  The profit interests granted pursuant to such awards were fully vested at the time of grant, and the value of the profits interests granted pursuant to such awards is limited to the future appreciation in value, if any, of PGP’s common membership interests from the date of grant of such profits interests.

Equity Vested

The following table sets forth information regarding the vesting of profits interests granted under the 2009 Plan and  held by the named executive officers during the year ended December 31, 2009.

Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
M. Brent Stevens	—	—

Natalie A. Schramm	11,609	—

Michael S. Luzich	—	—

Jonathan C. Swain	46,434	—

_________________
(1)           The profit interests granted pursuant to such awards were fully vested at the time of grant, and the value of the profits interests granted pursuant to such awards is limited to the future appreciation in value, if any, of PGP’s common membership interests from the date of grant of such profits interests.

Pension Benefits

None of our named executive officers participate in qualified or non-qualified defined benefit pension plans sponsored by us.  Our Board of Managers may elect to adopt qualified or non-qualified defined benefit plans in the future if it determines that doing so is in our best interests.

Non-qualified Deferred Compensation Plan

The following table sets forth information as of December 31, 2009, with respect to each of our named executive officers under the deferred compensation plan that provides for the deferral of compensation on a basis that is not tax-qualified.  In addition, the table shows contributions made under the deferred compensation plan by the named executive officers and the Company in 2009 together with fiscal year end balances.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($) (1)	Aggregate Earnings in Last Fiscal Year ($) (2)	Aggregate Balance at Last Fiscal Year End ($)(3)
M. Brent Stevens	—	—	—	—

Natalie A. Schramm	28,272	28,272	39,109	216,349

Michael S. Luzich	—	—	—	—

Jonathan Swain	53,504	53,504	40,877	358,698

______________
(1)	Contributions are included in the “All Other Compensation” column of the Summary Compensation Table.

(2)	No amounts shown in the "Aggregate Earnings in Last Fiscal Year" column are reported as compensation in the Summary Compensation Table.

(3)
Amounts shown represent all amounts due under the deferred compensation plan. At December 31, 2009, Mr. Swain's and Ms. Schramm’s entire aggregate balances under the deferred compensation plan were fully vested.

The Peninsula Gaming, LLC - Executive Nonqualified Excess Plan, referred to as the deferred compensation plan, is a non-qualified deferred compensation plan that allows eligible executives, including certain named executive officers, and other key-employees to defer up to 20% of their base salary and up to 80% of their cash bonus compensation.  Under the deferred compensation plan, we match 100% of any deferred compensation up to the first five percent of the employee’s total compensation deferred.  The deferred compensation plan is not intended to provide for the payment of above-market or preferential earnings on compensation deferred under the plan.  Earnings on deferred compensation are calculated in the same manner and at the same rate as earnings on certain externally managed publicly available mutual funds. Employee deferrals are deemed to be invested in these funds in accordance with the applicable employee’s election.  Employees under the deferred compensation plan do not actually own any share of the investment options he or she elects.

All employee contributions to the deferred compensation plan are fully vested at the time of deferral.  All Company match contributions vest over a three year period commencing on the employee’s first day of employment.  In addition, all balances under the deferred compensation plan will become fully vested upon the employee’s death, disability or reaching normal retirement age or upon a change of control of the Company.  Qualifying distribution events under the plan include, but are not limited to, the applicable employee’s separation from service, disability or death, change in control of the Company and hardship withdrawals.

Employment and Consulting Agreements

Michael S. Luzich

Mr. Luzich is party to a consulting agreement with PGP and EVD pursuant to which he is entitled to receive compensation in an aggregate annual amount equal to (a) 2% of DJL’s unconsolidated earnings before interest, taxes, depreciation, amortization and charges associated with the impairment of assets, development expenses, pre-opening expenses, management and consulting fees, corporate allocations, gains or losses on the disposal of assets and extraordinary gains or losses, in each case, applicable to such period (“Adjusted EBITDA”), plus (b) 2.5% of EVD’s, DJW’s and ABC’s Adjusted EBITDA plus (c) 2.5% of the Adjusted EBITDA of any future gaming operations acquired, directly or indirectly, by PGP.  The consulting agreement has a one-year term and, subject to the occurrence of various termination events, is renewable automatically for successive one-year terms.  Under this agreement, Mr. Luzich is also entitled to reimbursement of reasonable business expenses as approved by the Board of Managers.

Jonathan C. Swain

In September 2007, Mr. Swain entered into an amended and restated employment agreement with PGL to serve as Chief Operating Officer.  Under the terms of his employment agreement, Mr. Swain is entitled to receive from PGL a base annual salary of $440,000, to be adjusted upward annually on January 1 of each year of the term of the agreement by not less than 5% of prior year’s compensation.  In addition to the base salary, Mr. Swain is entitled to receive an annual cash bonus payable by PGL based on his performance during the previous fiscal year determined on a basis consistent with bonuses paid to similarly situated executive officers of PGL, but not less than $100,000.  Mr. Swain has also been granted profits interest under the 2004 Plan aggregating 6% of the outstanding capital interests of PGP, of which 5.2% are vested with the remaining 0.8% vesting upon the occurrence of a change of control or recapitalization of PGP.  In November 2009, 46,434.36 of these profits interests were redeemed by PGP and an equivalent amount were granted under the 2009 Plan.  In November 2009, Mr. Swain entered into an agreement with the Company to amend his existing employment agreement to extend its term of employment to July 13, 2013, with automatic renewals for successive one-year terms unless earlier terminated by either of the parties to such agreement.  Except in the case of a termination of employment upon death, disability or a change of control or a termination by the Company without “cause”, the amendment also eliminates any requirement of the Company to purchase, at the request of Mr. Swain, his membership interests, including in the event he is terminated for “cause” or voluntarily terminates his employment prior to a change in control.  In addition to his severance pay, the amendment also provides for the prompt repurchase of any profits interests granted to him, whether vested or unvested, upon his termination by the Company other than for “cause” at the fair market value of such profits interests.  The amendment also amends the definition of “change of control” and provides for the payment to Mr. Swain of an amount equal to 24 months’ pay (based on then current annual base salary and the average bonuses received in the two preceding calendar years) upon the occurrence of a change of control.  For more information relating to payment obligations of the Company upon termination of Mr. Swain’s employment, see “Executive Compensation – Potential Payments Upon Termination or Change of Control”.  Mr. Swain’s 2010 salary was set at $549,100.

Natalie A. Schramm

In September 2007, Ms. Schramm entered into an amended and restated employment agreement with PGL to serve as Chief Financial Officer.  Under the terms of her employment agreement, Ms. Schramm is entitled to receive from PGL a base annual salary of $253,755, to be adjusted upward annually on January 1 of each year of the term of the agreement by not less than 5% of prior year’s compensation.  In addition to the base salary, Ms. Schramm is entitled to receive an annual cash bonus payable by PGL based on her performance during the previous fiscal year determined on a basis consistent with bonuses paid to similarly situated executive officers of PGL.  Ms. Schramm has also been granted profits interest under the 2004 Plan aggregating 1.5% of the outstanding capital interests of PGP, of which 1.3% are vested with the remaining 0.2% vesting upon the occurrence of a change of control or recapitalization of PGP.  In November 2009, 11,608.59 of these profits interests were redeemed by PGP and an equivalent amount were granted under the 2009 Plan.  In November 2009, Ms. Schramm entered into an agreement with the Company to amend her existing employment agreement to extend its term of employment to June 30, 2013, with automatic renewals for successive one-year terms unless earlier terminated by either of the parties to such agreement.  Except in the case of a termination of employment upon death, disability or a change of control or a termination by the Company without “cause”, the amendment also eliminates any requirement of the Company to purchase, at the request of Ms. Schramm, her membership interests, including in the event she is terminated for “cause” or voluntarily terminates her employment prior to a change in control.  In addition to her severance pay, the amendment also provides for the prompt repurchase of any profits interests granted to her, whether vested or unvested, upon her termination by the Company other than for “cause” at the fair market value of such profits interests.  The amendment also amends the definition of “change of control” and provides for the payment to Ms. Schramm of an amount equal to 24 months’ pay (based on then current annual base salary and the average bonuses received in the two preceding calendar years) upon the occurrence of a change of control. For more information relating to payment obligations of the Company upon termination of Ms. Schramm’s employment, see “Executive Compensation – Potential Payments Upon Termination or Change of Control”.  Ms. Schramm’s 2010 salary was set at $332,132.

Potential Payments Upon Termination or Change of Control

Michael S. Luzich

       Mr. Luzich's consulting agreement does not provide for payments upon termination of service or a change of control of the Company.

Jonathan C. Swain and Natalie A. Schramm

In the event a change of control, as defined in the agreements, is consummated at any time during the term of such executive officer’s employment agreement term, such individual is entitled to receive an amount equal to 24 months’ pay based on the annual compensation provided, including all benefits accrued and the average of the bonuses received in the two calendar years immediately preceding the calendar year in which the change of control occurs.  If a change of control would have occurred on December 31, 2009, Mr. Swain and Ms. Schramm would be entitled to $1,840,900 and $1,120,810, respectively, under the change of control section of their agreements.  If such officer is terminated for any reason other than for cause or such officer voluntarily terminates his or her employment, such officer is entitled to receive as severance pay the greater of (a) the balance of base compensation due to such officer for the reminder of the term or (b) 12 months’ base compensation and a prorated share of the cash bonus to which such officer would have been entitled to had such officer’s employment continued through the end of the current calendar year.  Upon termination of such officer’s employment upon death, disability or without “cause” or upon the occurrence of a change of control or recapitalization of PGP, such officer is entitled at such officer’s option to cause PGP to redeem all vested membership interests granted to such officer under the Equity Plans for cash at the fair market value at the time of the termination of employment or a change of control or recapitalization, as applicable.

MANAGER COMPENSATION

Manager Compensation Table

The following table sets forth a summary of the compensation we paid to our Managers in 2009:

Name	Fees Earned or Paid in Cash	Total
M. Brent Stevens	$105,000	$105,000

Michael S. Luzich	3,750	3,750

Terrance W. Oliver	3,750	3,750

Andrew Whittaker	3,750	3,750

All managers serving on the Board of Managers receive annual board fees for serving on the Board of Managers of PGP, which fees are allocated between PGP and the Company (of which the portion allocated to the Company is reflected in the table above), and are reimbursed for their travel and out-of-pocket expenses related to their attendance at Board of Managers meetings.  The Audit Committee of the Board of Managers consists of Messrs. Oliver and Whittaker, neither of whom receive additional fees for service on such committee.

Compensation Committee Interlocks and Insider Participation

We have no standing compensation committee.  All compensation decisions are made by either the Chief Executive Officer, or in the case of compensation of our Chief Executive Officer, the Board of Managers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PGP currently owns all of our outstanding common membership interests and is our sole managing member.

The table below sets forth, as of December 31, 2009, information regarding the beneficial ownership of outstanding membership interests of PGP by:

(a)	each person or entity known by us to own beneficially 5% or more of the common membership interests of PGP;

(b)	each manager and executive officer of PGP; and

(c)	all managers and executive officers of PGP as a group.

The following information is helpful to gain an understanding of, and qualifies the beneficial ownership data contained in, the table set forth below. PGP has three outstanding classes of membership interests: (i) convertible preferred interests, which are convertible at the option of the holder into non-voting common membership interests; (ii) voting common membership interests; and (iii) non-voting common membership interests, which outstanding interests consist of awards under the Equity Plans. Mr. Stevens holds 248,333 voting common membership interests directly and 413,333 voting common membership interests indirectly through PGP Investors, LLC, a Delaware limited liability company. Mr. Stevens is the sole managing member of PGP Investors, LLC and exercises voting and investment power over the PGP common membership interests owned by PGP Investors, LLC. Mr. Stevens and Mr. Whittaker, managers of PGP, are an Executive Vice President and a Vice Chairman, respectively, of Jefferies & Company, Inc. (“Jefferies”). In addition, Jefferies and certaom of its officers and employees are members of PGP Investors, LLC. Mr. Whittaker holds an economic interest in approximately 41,667 voting common membership interests indirectly through his membership in PGP Investors, LLC, but does not exercise voting or investment power with respect to these voting common membership interests. Mr. Oliver holds his interest through The Oliver Family Trust. The total holdings of all managers and executive officers as a group includes the 413,333 voting common membership interests held by PGP Investors, LLC, over which Mr. Stevens exercises sole voting and investment power.

Name and Address of Beneficial Owner	Voting Common Membership Interests Beneficially Owned	Percent of Class	Non-voting Common Membership Interests Beneficially Owned	Percent of Class	Convertible Preferred Membership Interests Beneficially Owned	Percent of Class

M. Brent Stevens c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	661,667	66.17%	91,248	29.73%	35,168	11.09%

PGP Investors, LLC(1) 11100 Santa Monica, 10th Floor Los Angeles, CA 90071	413,333	41.33%	—	—	—	—

Michael S. Luzich c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	323,333	32.33%	91,248	29.73%	35,168	11.09%

Terrance Oliver c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	15,000	1.50%	—	—	—	—

Andrew Whittaker(1) c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	41,667	4.17%	—	—	—	—

Jonathan Swain c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	—	—	99,543	32.43%	—	—

Natalie Schramm c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	—	—	24,886	8.11%	—	—

All managers and executive officers as a group (7 persons)	1,000,000	100.00%	306,925	100.00%	70,335	22.17%
______________
(1)
These interests are attributable to PGP Investors, LLC and, as a result, are also attributable to Mr. Stevens and are included in the calculation of his beneficial ownership and percentage of ownership data.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Managing Member Indemnification

Under our operating agreement and the operating agreement of PGP, we and PGP have agreed, subject to few exceptions, to indemnify and hold harmless PGP and the members of PGP, as the case may be, from liabilities incurred as a result of their positions as our sole manager and as members of PGP.

Operating Agreement of PGP

In accordance with PGP’s operating agreement, the Board of Managers is composed of five individuals, two of whom must be independent managers. At any time that M. Brent Stevens, together with any entity controlled by Mr. Stevens, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Stevens is entitled to designate three of PGP’s managers, including one of the two independent managers. The two independent managers are required to serve as members of the independent committee. At any time that Michael Luzich, together with any entity controlled by Mr. Luzich, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Luzich is entitled to designate two of PGP’s managers, including the other independent manager. In consideration for their execution of personal guarantees to provide credit support for EVD’s credit facilities, each of Messrs. Luzich and Stevens were granted, separately from the IUP, profits interests of 1.5% of PGP’s fully diluted membership interests by PGP’s board of managers. Messrs. Stevens and Luzich are entitled to receive distributions on liquidation in respect of such profits interests only to the extent of any appreciation in the fair market value of PGP interests since the date of grant of such profits interests.

Presently, the Board of Managers is composed of four managers. If not appointed earlier, a fifth manager may be appointed by Mr. Stevens at a future meeting of managers. A manager may resign at any time, and the member who designates a manager may remove or replace that manager from the Board of Managers at any time.

On May 21, 2003, PGP’s operating agreement was amended to create an executive committee consisting of Messrs. Luzich and Stevens. Under the amendment, the executive committee manages our business and affairs. The executive committee meets weekly or as otherwise agreed upon between Messrs. Luzich and Stevens. Other than with respect to any officers whose responsibilities include any project or real estate development, all executive officers of PGP and its subsidiaries shall report to the Chief Executive Officer of PGP. The executive committee shall, subject to the approval of the Board of Managers, unanimously approve the engagement of all of our executive officers (whose compensation exceeds $100,000 annually), attorneys and accountants. In the event that the executive committee is unable to reach a unanimous determination as to any such engagement within a reasonable period of time, the executive committee shall submit the prospective engagement to the independent managers the Board of Managers board, whose determination shall be final.

At a meeting of the Board of Managers held on February 25, 2005, PGP approved certain amendments to its operating agreement to permit certain amendments to the 2004 Plan, including increasing the percentage of profits interests issuable under such plan from 10% to 12% of PGP’s outstanding capital interests.

The Board of Managers approved an additional amendment to its operating agreement on September 12, 2005, to increase the percentage of profits interests issuable under the 2004 Plan to 15.5% of PGP’s outstanding capital interests.

On November 6, 2009, the Board of Managers approved an amendment to PGP’s operating agreement to provide, among other things, for issuances of profits interests under the 2009 Plan.

Management Services Agreement — DJL, OEDA, and EVD

DJL and OED Acquisition, LLC, a Delaware limited liability company (“OEDA”) (together, the “Operators”) manage and operate EVD’s racino and OTBs pursuant to a management services agreement. Although the Operators may obtain services from affiliates to the extent necessary to perform their obligations, the Operators are fully responsible for all obligations under the agreement. Fees under the management services agreement are shared between DJL and OEDA, with DJL receiving 75% and OEDA receiving 25% of such fees.

Pursuant to the terms of the management services agreement, the Operators are entitled to receive in the aggregate a basic management fee equal to 1.75% of net revenue (less net food and beverage revenue) and an incentive fee equal to:

·           3.0% of the first $25.0 million of EBITDA (as defined below);

·           4.0% of the amount in excess of $25.0 million but less than $30.0 million of EBITDA; and

·           5.0% of the amount in excess of $30.0 million of EBITDA.

Under the management services agreement, “EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization. In calculating earnings, the basic management fee, the incentive fee and reimbursables payable under the management services agreement are excluded.  During 2009, 2008 and 2007, EVD expensed affiliate management fees payable to OEDA of $0.7 million, $0.9 million and $0.8 million, respectively, related to this agreement.

The Board of Managers of the Company unanimously approved the entry into the management services agreement by DJL, OEDA and EVD.  The Board of Managers considered whether the terms and conditions of the management services agreement were on terms no less favorable than those that could be obtained on an arms’-length basis from independent third parties.

Management Services Agreement — DJW and PGP

In 2005, DJW entered into a management services agreement (“MSA”) with PGP. Pursuant to the terms of that agreement, PGP designed, developed, constructed, manages and operates the new casino in Worth County, Iowa and provided certain pre-opening services in connection therewith. Commencing in April 2006 (commencement of operations at the new casino), PGP is entitled to receive a basic management fee equal to 1.75% of net revenue (less net food and beverage revenue) and an incentive fee equal to:

·           3.0% of the first $25.0 million of EBITDA (as defined below);

·           4.0% of EBITDA in excess of $25.0 million but less than $30.0 million of EBITDA; and

·           5.0% of EBITDA in excess of $30.0 million.

“EBITDA” is defined in the management services agreement as earnings before interest, income taxes, depreciation and amortization; provided, however, that in calculating earnings, the basic management fee, the incentive fee payable under the management services agreement shall not be deducted. The management services agreement will terminate on the later of (i) April 2014 or (ii) the date of sale by PGP of its beneficial ownership of the DJW’s membership interests. During 2009, 2008 and 2007, the Company expensed affiliate management fees of $2.5 million, $2.4 million and $2.2 million, respectively, related to this agreement.

The Board of Managers of the Company unanimously approved the entry into the management services agreement by DJW.  The Board of Managers considered whether the terms and conditions of the management services agreement were on terms no less favorable than those that could be obtained on an arms’-length basis from independent third parties.

Consulting Agreement – EVD and PGP

As described in “Employment and Consulting Agreements – Michael S. Luzich,” Mr. Luzich’s consulting agreement provides for compensation in an amount equal to 2% of DJL’s Adjusted EBITDA and 2.5% of the Adjusted EBITDA of our other operating subsidiaries.  EVD expensed $0.9 million, $1.0 million and $1.0 million of affiliate management fees in 2009, 2008 and 2007, respectively, related to this agreement.  DJW expensed $0.8 million of affiliate management fees in each of 2009, 2008 and 2007, related to this agreement.  ABC expensed less than $0.1 million of affiliate management fees in 2009 related to this agreement.

       The Board of Managers of the Company unanimously approved the entry into the consulting agreement by EVD and PGP.  The Board of Managers considered whether the terms and conditions of the consulting agreement were on terms no less favorable than those that could be obtained on an arms’-length basis from independent third parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Deloitte & Touche LLP for the years ended December 31, 2009 and 2008 were as follows:

(in thousands):	2009	2008
Audit fees	$723	$497
Audit-related fees (1)	503	107
Tax fees (2)	43	62
All other fees	—	—
_____________________

(1)        Quarterly and annual internal control procedures related to compliance with state gaming regulations, internal control procedures related to financial reporting, quarterly net slot machine proceeds audits and fees related to the offering of the PGL Notes.

(2) Tax compliance services.

In accordance with our internal policies, all fees related to audit and permissible non-audit services rendered by our independent accountants are required to be pre-approved by our audit committee. In addition, all of the services described above in this Item 14 for the years ended December 31, 2009 and 2008 have been approved by our audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this report:

(1)	Financial Statements—see Index to Consolidated Financial Statements and Schedule appearing on page F-1.

(2)	Financial Statement Schedules—see Index to Consolidated Financial Statements and Schedule appearing on page F-1.

All other schedules are omitted because they are not applicable.

(3)	Exhibits:
INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit*

3.1A
Certificate of Formation of Peninsula Gaming, LLC (formerly known as Peninsula Casinos, LLC), dated February 27, 2004—incorporated by reference to Exhibit 3.3A of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

3.1B
Certificate of Amendment to the Certificate of Formation of Peninsula Gaming, LLC, dated March 9, 2004—incorporated by reference to Exhibit 3.3B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

3.2	Amended and Restated Operating Agreement of Peninsula Gaming, LLC, dated August 6, 2009—incorporated by reference to Exhibit 3.2 of Peninsula Gaming, LLC’s Form S-4 filed February 2, 2010.

3.3A
Certificate of Incorporation of Peninsula Gaming Corp. (formerly known as The Old Evangeline Downs Capital Corp.), dated January 20, 2003—incorporated herein by reference to Exhibit 3.4 of Peninsula Gaming Corp.’s Form S-4 filed May 28, 2003.

3.3B
Certificate of Amendment to the Certificate of Incorporation of Peninsula Gaming Corp., dated June 17, 2004—incorporated by reference to Exhibit 3.5B of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

3.4	By-laws of Peninsula Gaming Corp.—incorporated herein by reference to Exhibit 3.5 of The Old Evangeline Downs Capital Corp.’s Form S-4 filed May 28, 2003.

4.1	Specimen Certificate of Common Stock of Peninsula Gaming Corp.—incorporated by reference to Exhibit 4.1 of Peninsula Gaming, LLC’s Form S-4 filed July 30, 2004.

4.2
Indenture governing the 8.375% Senior Secured Notes due 2015, dated as of August 6, 2009, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.1 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

4.3
Indenture governing the 10.750% Senior Secured Notes due 2015, dated as of August 6, 2009, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.2 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

4.4
Registration Rights Agreement, dated as of August 6, 2009, by and among Peninsula Gaming, LLC and Peninsula Gaming Corp., as issuers, and Jefferies & Company, Inc., Wells Fargo Securities, LLC and Credit Suisse Securities (USA) LLC, as initial purchasers—incorporated by reference to Exhibit 4.3 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

4.5
Intercreditor Agreement, dated as of August 6, 2009, between U.S. Bank National Association and Wells Fargo Foothill, Inc., and acknowledged and agreed to by Peninsula Gaming, LLC and Peninsula Gaming Corp.—incorporated by reference to Exhibit 4.4 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

4.6
Pledge and Security Agreement, dated as of August 6, 2009, among AB Casino Acquisition, LLC, Diamond Jo, LLC, Diamond Jo Worth, LLC, Peninsula Gaming, LLC, Peninsula Gaming Corp., The Old Evangeline Downs L.L.C. and U.S. Bank National Association, as a collateral agent—incorporated by reference to Exhibit 4.5 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

4.7
Trademark Security Agreement, dated as of August 6, 2009, between The Old Evangeline Downs L.L.C. and U.S. Bank National Association, as a collateral agent—incorporated by reference to Exhibit 4.6 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

4.8
Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of August 6, 2009, from Diamond Jo Worth, LLC to U.S. Bank National Association, as a collateral agent—incorporated by reference to Exhibit 4.7 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

4.9
Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of August 6, 2009, from Diamond Jo, LLC to U.S. Bank National Association, as a collateral agent—incorporated by reference to Exhibit 4.8 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

4.10
Multiple Obligations Mortgage and Assignment of Leases and Rents, dated as of August 6, 2009, by The Old Evangeline Downs, L.L.C. in favor of U.S. Bank National Association, as a collateral agent—incorporated by reference to Exhibit 4.9 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

4.11
Preferred Ship Mortgage on the Whole of the Belle of Orleans, dated as of October 29, 2009, between Belle of Orleans, L.L.C. and U.S. Bank National Association, as a collateral agent—incorporated by reference to Exhibit 3.2 of Peninsula Gaming, LLC’s Form S-4 filed February 2, 2010.

10.1A
Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9A of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1B
Amendment to Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9B of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1C
Amendment to Operating Agreement, dated March 4, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9C of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1D
Third Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9D of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1E
Fourth Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9E of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1F
Fifth Amendment to Operating Agreement, dated April 9, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9F of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1G
Sixth Amendment to Operating Agreement, dated November 29, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9G of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1H
Seventh Amendment to Operating Agreement, dated April 6, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9H of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1J
Eighth Amendment to Operating Agreement, dated April 29, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9I of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1K
Ninth Amendment to Operating Agreement, dated July 11, 1995, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9J of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1L
Tenth Amendment to Operating Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9K of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1M
Operating Agreement Assignment, dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Diamond Jo, LLC—incorporated herein by reference to Exhibit 10.10 of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1N
Eleventh Amendment to Operating Agreement, dated as of May 31, 2005, by and between Dubuque Racing Association, Ltd. And Diamond Jo, LLC—incorporated herein by reference to Exhibit 10.16 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.2
Amended and Restated Operator’s Agreement, dated November 5, 2004, by and among the Worth County Development Authority, an Iowa not-for-profit corporation, and Diamond Jo Worth, LLC- incorporated by reference to Exhibit 10.56 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

10.3A	PGP’s Amended and Restated 2004 Incentive Unit Plan- incorporated by reference to Exhibit 10.57 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

10.3B	Form of Incentive Unit Plan Agreement- incorporated by reference to Exhibit 10.58 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

10.4A†	Peninsula Gaming Partners, LLC Profits Interest Plan.

10.4B†	Form of Regular Profits Interest Award Agreement.

10.4C†	Form of Special Profits Interest Award Agreement.

10.5
Employment Agreement, dated September 7, 2007, by and between Peninsula Gaming, LLC and Jonathan Swain - incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed September 13, 2007.

10.6
 Employment Agreement, dated September 7, 2007, by and between Peninsula Gaming, LLC and Natalie Schramm - incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed September 13, 2007.

10.7
Ice Harbor Parking Agreement Assignment dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Diamond Jo, LLC—incorporated herein by reference to Exhibit 10.13 of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.8
First Amendment to Sublease Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.14 of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.9
Sublease Assignment, dated July 15, 1999, by and among Greater Dubuque Entertainment Company, L.C. and Diamond Jo, LLC—incorporated herein by reference to Exhibit 10.15 of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.10	Iowa Racing and Gaming Commission Gaming License, dated July 15, 1999—incorporated herein by reference to Exhibit 10.16 of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.11
Assignment of Iowa IGT Declaration and Agreement of Trust, dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Diamond Jo, LLC—incorporated herein by reference to Exhibit 10.17 of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.12
Amended and Restated Management Services Agreement, dated as of February 25, 2003, by and among The Old Evangeline Downs, L.L.C., OED Acquisition, LLC and Diamond Jo, LLC—incorporated herein by reference to Exhibit 10.15 of Diamond Jo, LLC’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.13
Management Services Agreement, dated July 19, 2005, between Diamond Jo Worth, LLC and Peninsula Gaming Partners—incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.14
Purchase Agreement, dated as of June 18, 2009, by and among Columbia Properties New Orleans, L.L.C., AB Casino Acquisition, LLC and Peninsula Gaming Partners, LLC—incorporated by reference to Exhibit 1.1 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed July 21, 2009.

10.15
First Amendment to Purchase Agreement, dated as of October 22, 2009, by and among Columbia Properties New Orleans, L.L.C., as Seller, AB Casino Acquisition, LLC, as Buyer and Peninsula Gaming Partners, LLC—incorporated by reference to Exhibit 1.1 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed October 23, 2009.

10.16
Consent and Waiver, dated as of August 6, 2009, among Diamond Jo, LLC, The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.17
Amended and Restated Loan Agreement, dated October 29, 2009, by and among Peninsula Gaming, LLC, Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Belle of Orleans, L.L.C. and Diamond Jo Worth, LLC, as borrowers, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and agent for the lenders—incorporated by reference to Exhibit 10.5 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.18
Trademark Security Agreement, dated as of August 6, 2009, between The Old Evangeline Downs L.L.C. and Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.3 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.19
Trademark Security Agreement, dated as of October 29, 2009, by and among Peninsula Gaming, LLC, Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Diamond Jo Worth, LLC and Belle of Orleans, L.L.C. and accepted and acknowledged by Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.12 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.20A
Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of August 6, 2009, from Diamond Jo Worth, LLC to Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.4 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.20B
Modification of Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 29, 2009, by Diamond Jo Worth, LLC and Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.9 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.21A†	Multiple Obligations Mortgage, dated as of June 16, 2004, between The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc.

10.21B†	Act of Amendment of Multiple Obligations Mortgage, dated as of November 11, 2004, between The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc.

10.21C
Act of Second Amendment of Multiple Obligations Mortgage, dated as of July 12, 2005, between The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.8 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.21D†	Act of Third Amendment of Multiple Obligations Mortgage, dated as of August 24, 2007, between The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc.

10.21E
Act of Fourth Amendment of Multiple Obligations Mortgage, dated October 29, 2009, by The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.11 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 10, 2009.

10.22A†	Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 16, 2004, between Diamond Jo, LLC and Wells Fargo Foothill, Inc.

10.22B†	First Amendment to Iowa Shore Mortgage, dated as of November 10, 2004, between Diamond Jo, LLC and Wells Fargo Foothill, Inc.

10.22C
Second Amendment to Iowa Shore Mortgage, dated as of July 12, 2005, between Diamond Jo, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.9 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.22D†	Third Amendment to Iowa Shore Mortgage, dated as of August 15, 2007, between Diamond Jo, LLC and Wells Fargo Foothill, Inc.

10.22E†	Fourth Amendment to Iowa Shore Mortgage, dated as of June 13, 2008, between Diamond Jo, LLC and Wells Fargo Foothill, Inc.

10.22F	Fifth Amendment to Iowa Shore Mortgage, dated October 29, 2009, by Diamond Jo, LLC and Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.10 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.23
Amended and Restated Intercompany Subordination Agreement, dated October 29, 2009, by and among Peninsula Gaming, LLC, Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Belle of Orleans, L.L.C., Diamond Jo Worth, LLC, Peninsula Gaming Corp. and Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.6 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.24
Amended and Restated Management Fees Subordination Agreement, dated October 29, 2009, by and among The Old Evangeline Downs, L.L.C., Diamond Jo Worth, LLC, Diaond Jo, LLC, Peninsula Gaming Partners, LLC, OED Acquisition, LLC and Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.7 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.25
Loan and Security Agreement dated May 1, 2008 by and between Diamond Jo, LLC, The Old Evangeline Downs, L.L.C. and American Trust and Savings Bank – incorporated by reference to Exhibit 4.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 14, 2008.

10.26
 Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society—incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2006.

10.27
 Closing Agreement, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society—incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2006.

10.28
 Real Estate Ground Lease, dated September 27, 2006, between Diamond Jo, LLC and Dubuque County Historical Society—incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2006.

10.29
Minimum Assessment Agreement, dated October 1, 2007, among Diamond Jo, LLC, the City of Dubuque, Iowa and the City Assessor of the City of Dubuque, Iowa - incorporated by reference to Exhibit 10.63 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 28, 2008.

10.30
Bond Purchase Contract, dated October 1, 2007, among Diamond Jo, LLC, the City of Dubuque, Iowa and Robert W. Baird & Co- incorporated by reference to Exhibit 10.64 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 28, 2008.

10.31
Amended and Restated Port of Dubuque Public Parking Facility Development Agreement, dated October 1, 2007, between the City of Dubuque, Iowa and Diamond Jo, LLC- incorporated by reference to Exhibit 10.65 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 28, 2008.

12.1†	Computation of ratio of earnings to fixed charges.

21.1†	Subsidiaries of the Registrants.

31.1†	Certification of M. Brent Stevens, Chief Executive Officer.

31.2†	Certification of Natalie A. Schramm, Chief Financial Officer.

____________________
*	Unless otherwise noted, exhibits have been previously filed and are incorporated by reference.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2010.

PENINSULA GAMING, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

PENINSULA GAMING CORP.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

DIAMOND JO, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities indicated on March 30, 2010.

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
Andrew Whittaker
Manager

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Peninsula Gaming, LLC
Dubuque, Iowa

We have audited the accompanying consolidated balance sheets of Peninsula Gaming, LLC and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in member’s deficit and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the consolidated financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Peninsula Gaming, LLC and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 30, 2010

PENINSULA GAMING, LLC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(in thousands)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,537	$38,705
Restricted cash — purse settlements	4,400	5,013
Accounts receivable, net	3,147	5,038
Receivables from affiliates	40	271
Inventories	1,520	1,199
Prepaid expenses and other assets	3,600	1,920
Total current assets	47,244	52,146
PROPERTY AND EQUIPMENT, NET	287,229	263,154
OTHER ASSETS:
Deferred financing costs, net of amortization of $3,919 and $14,021, respectively	25,705	19,174
Goodwill	85,308	53,083
Licenses and other intangibles	78,237	38,506
Deposits and other assets	3,470	3,385
Investment available for sale	14,741	7,828
Total other assets	207,461	121,976
TOTAL	$541,934	$437,276
LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,180	$4,608
Construction payable	3,155	12,324
Purse settlement payable	6,070	6,804
Accrued payroll and payroll taxes	5,916	5,104
Accrued interest	21,455	7,815
Other accrued expenses	12,343	10,387
Payable to affiliates	290	3,575
Current maturities of long-term debt and leases	2,172	8,492
Total current liabilities	54,581	59,109
LONG-TERM LIABILITIES:
8 3/8% senior secured notes, net of discount	234,778	-
10 3/4% senior notes, net of discount	297,317	-
8 3/4% senior secured notes, net of discount	-	253,237
11% senior secured notes, net of discount	-	111,258
13% senior notes, net of discount	-	6,877
Senior secured credit facilities	-	28,500
Term loan	5,183	6,697
Notes and leases payable, net of discount	22	1,229
Obligation under Minimum Assessment Agreement	18,852	16,394
Other liabilities	976	5,958
Total long-term liabilities	557,128	430,150
Total liabilities	611,709	489,259
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(76,780)	(53,971)
Note receivable from owner	(1,723)	-
Accumulated other comprehensive loss	(272)	(7,012)
Total member’s deficit	(69,775)	(51,983)
TOTAL	$541,934	$437,276

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)

	2009	2008	2007

REVENUES:
Casino	$258,427	$227,269	$222,147
Racing	16,507	17,986	19,146
Video poker	5,322	5,901	4,533
Food and beverage	23,418	16,767	15,801
Other	10,580	11,809	11,501
Less promotional allowances	(27,974)	(20,579)	(19,935)
Total net revenues	286,280	259,153	253,193
EXPENSES:
Casino	107,106	97,421	94,389
Racing	15,360	15,739	15,959
Video poker	3,908	4,349	3,751
Food and beverage	16,471	13,174	12,428
Other	7,484	7,564	7,080
Selling, general and administrative	45,564	34,657	49,770
Depreciation and amortization	24,651	20,134	20,728
Pre-opening expense	6	785	375
Development expense	1,211	(922)	8,041
Affiliate management fees	5,318	5,401	5,218
Impairment on asset held for sale	—	831	—
Loss on disposal of assets	1,770	95	2,731
Total expenses	228,849	199,228	220,470
INCOME FROM OPERATIONS	57,431	59,925	32,723
OTHER INCOME (EXPENSE):
Interest income	2,010	2,465	2,628
Interest expense, net of amounts capitalized	(50,407)	(39,634)	(40,505)
Loss on early retirement of debt	(22,475)	—	—
Total other expense	(70,872)	(37,169)	(37,877)
NET (LOSS) INCOME	$(13,441)	$22,756	$(5,154)

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)

	COMMON MEMBER’S INTEREST	ACCUMU-LATED DEFICIT	NOTE RECEIVABLE FROM OWNER	ACCUMULATED OTHER COMPRE-HENSIVE LOSS	TOTAL MEMBER’S DEFICIT	COMPRE-HENSIVE INCOME (LOSS)

BALANCE, JANUARY 1, 2007	$9,000	$(65,501)	$ -	$—	$(56,501)
Net loss	—	(5,154)	-	—	(5,154)	$(5,154)
Unrealized loss on available for sale security	—	—	-	(2,198)	(2,198)	(2,198)
Member distributions	—	(6,424)	-	—	(6,424)	—
Member contributions	—	10,655	-	—	10,655	—
Comprehensive loss						$(7,352)
BALANCE, DECEMBER 31, 2007	9,000	(66,424)	-	(2,198)	(59,622)
Net income	—	22,756	-	—	22,756	$22,756
Unrealized loss on available for sale security	—	—	-	(4,814)	(4,814)	(4,814)
Member distributions	—	(10,303)	-	—	(10,303)	—
Comprehensive income						$17,942
BALANCE, DECEMBER 31, 2008	9,000	(53,971)	-	(7,012)	(51,983)
Net loss	—	(13,441)	-	—	(13,441)	$(13,441)
Unrealized gain on available for sale security	—	—	-	6,740	6,740	6,740
Loan to owner	—	-	(1,723)	—	(1,723)	—
Member distributions	—	(9,368)	-	—	(9,368)	—
Comprehensive loss						$(6,701)
BALANCE, DECEMBER 31, 2009	$9,000	$(76,780)	$ (1,723)	$(272)	$(69,775)

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,441)	$22,756	$(5,154)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	24,651	20,134	20,728
Non-cash interest	5,172	5,232	4,314
Loss on early retirement of debt	22,475	—	—
Non-cash equity based and other compensation	(2,037)	(6,225)	10,655
Impairment of asset held for sale	—	831	—
Loss on disposal of assets	1,770	95	2,731
Non-cash charitable contributions	—	(1,072)	6,250
Changes in operating assets and liabilities, excluding affects of acquisition:
Restricted cash — purse settlements	613	(111)	(283)
Receivables	(136)	1,077	529
Receivables from affiliates	231	(271)	—
Inventories	(280)	(288)	(205)
Prepaid expenses and other assets	2,441	(1,310)	(1,163)
Accounts payable	(3,282)	1,462	(1,243)
Accrued expenses	14,703	(1,570)	3,703
Payable to affiliates	(3,077)	(346)	1,437
Net cash flows from operating activities	49,803	40,394	42,299
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(387)	(7)	(157)
Purchase of investments	(700)	—	(14,659)
Business acquisition and licensing costs	(104,626)	(1,493)	(1,497)
Proceeds from restricted cash	—	—	12,981
Payment for long-term deposit	—	—	(6,350)
Construction project development costs	(22,574)	(63,558)	(34,418)
Purchase of property and equipment	(7,296)	(5,698)	(6,479)
Proceeds from sale of property and equipment	690	3,155	24
Net cash flows from investing activities	(134,893)	(67,601)	(50,555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(16,684)	(1,432)	(9,123)
Principal payments on debt	(394,377)	(9,178)	(13,673)
Proceeds from senior notes	531,537	—	22,655
Proceeds from senior credit facilities	29,700	42,500	—
Payments on senior credit facilities	(60,200)	(12,000)	—
Loan to owner	(1,723)	—	—
Proceeds from term loan	—	8,000	—
Member distributions	(7,331)	(4,078)	(6,424)
Net cash flows from financing activities	80,922	23,812	(6,565)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,168)	(3,395)	(14,821)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	38,705	42,100	56,921
CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,537	$38,705	$42,100
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$33,731	$37,837	$35,649
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired, but not paid	$3,247	$13,544	$3,910
Unrealized gain (loss) on available for sale investment	6,740	(4,814)	(2,198)
Property and equipment acquired in exchange for obligation under Minimum Assessment Agreement	1,989	15,415	—
Reduction in property and equipment and liability	209	868	—
Liability settled in exchange for property and equipment	4,104	—	—
Deferred financing costs incurred, but not paid	502	—	—
Property and equipment acquired in exchange for indebtedness	—	5,269	3,471
Property and equipment acquired in exchange for long-term deposit	—	1,213	4,875
See notes to consolidated financial statements.

PENINSULA GAMING, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS PURPOSE

    Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company, is a casino entertainment holding company with gaming operations in local markets in Iowa and Louisiana. PGL’s wholly owned subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo casino in Dubuque, Iowa; (ii) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), that owns and operates the Diamond Jo casino in Worth County, Iowa;  (iii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; (iv) Belle of Orleans, L.L.C., a Louisiana limited liability company (“ABC”), that owns and operates the Amelia Belle Casino in Amelia, Louisiana; and (v) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).

Recent Developments

On August 6, 2009, the Company and PGC, as co-issuers (together, the “Issuers”), issued $240.0 million in aggregate principal amount of 8 3⁄8% Senior Secured Notes due 2015 (the “PGL Secured Notes”) and $305.0 million in aggregate principal amount of 10 3⁄4% Senior Unsecured Notes due 2017 (the “PGL Unsecured Notes” and, together with the PGL Secured Notes, the “PGL Notes”). See Note 4 for more information on the PGL Notes.

On October 22, 2009, the Company consummated its acquisition of ABC resulting in ABC becoming a direct, whollyowned subsidiary of PGL. After the consummation of the acquisition, ABC became a guarantor of the PGL Notes.  See Note 15 for more information on the acquisition of ABC.

On October 29, 2009, PGL, DJL, EVD, ABC and DJW (collectively, the “Borrowers”) entered into an amended and restated loan and security agreement (“PGL Credit Facility”) with Wells Fargo Foothill, Inc. (“Wells Fargo”) as the arranger and agent.  See Note 4 for more information on the PGL Credit Facility.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The consolidated financial statements include the financial information of the Company and its wholly owned subsidiaries, DJL, DJW, EVD, ABC and PGC. ABC’s operations have been included from its acquisition date on October 22, 2009.  All significant intercompany balances and transactions are eliminated.

Cash and Cash Equivalents— The Company considers all certificates of deposit and other highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash-Purse Settlements—Restricted cash represents amounts restricted by regulation for purses to be paid during the live meet racing season at EVD. Additionally, restricted cash includes entrance fees for a special futurity race during the racing season, plus any interest earnings. These funds will be used to pay the purse for the race. A separate interest bearing bank account is required for these funds.

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

Property and Equipment—Property and equipment are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Land improvements	10-40 years
Buildings and building improvements	3–40 years
Riverboat and improvements	3–20 years
Furniture, fixtures and equipment	1–10 years
Computer equipment	1–5 years
Vehicles	2–5 years

Impairment of Long-Lived Assets— Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using primarily a discounted future cash flow analysis. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Capitalized Interest— The Company capitalizes interest costs associated with significant construction projects. The Company capitalizes interest on amounts expended on the projects at each applicable subsidiaries’ average cost of borrowed money. Capitalization of interest ceases when the project is substantially complete. The amount capitalized during 2009 was insignificant and the amount capitalized during 2008 and 2007 was $3.3 million and $0.8 million, respectively.

Deferred Financing Costs— Costs associated with the issuance of financing agreements have been deferred and are being amortized over the life of the related instrument/agreement using the effective interest method. These amortization costs are included in interest expense on the statements of operations.  As of December 31, 2009, the Company deferred, net of amortization, $15.3 million of fees and expenses related to the issuance of the PGL Notes, $1.8 million of fees and expenses related to the PGL Credit Facility and $8.6 million of fees and expenses related to DJL’s Minimum Assessment Agreement.

Goodwill and Licenses and Other Intangible Assets— Goodwill of $53.1 million and $32.2 million as of December 31, 2009 represents the excess of the purchase price over the fair value of the net identifiable assets acquired in connection with the acquisition of DJL and ABC, respectively. Goodwill is not amortized, but is reviewed at least annually for impairment and written down and charged to income when its recorded value exceeds its estimated fair value. At December 31, 2009, 2008 and 2007, DJL performed its annual impairment test on goodwill and determined that the estimated fair value of the DJL reporting unit exceeded its carrying value as of those dates.   Due to the timing of the ABC acquisition and related valuation, no tests were performed during 2009 for ABC as there were no indicators of impairment.  Management determines fair value primarily using a discounted future cash flow analysis.  Goodwill is subject to impairment by, among other things, significant changes in the gaming tax rates in Iowa and Louisiana, significant new competition which could substantially reduce profitability, non-renewal of DJL’s or ABC’s gaming license due to regulatory matters, non-renewal of DJL’s gaming license due to lack of approval of gaming by the county electorate at scheduled referendums in Dubuque County, Iowa, and regulatory changes that could adversely affect DJL’s and ABC’s business.

Changes in the carrying amount of goodwill by segment are summarized as follows (in thousands):

	Diamond Jo	Amelia Belle	Total
Balance at December 31, 2008 and 2007	$53,083	$-	$53,083
ABC acquisition	-	32,225	32,225
Balance at December 31, 2009	$53,083	$32,225	$85,308

The Company has no accumulated impairment losses.

Licenses and other intangibles as of December 31, 2009 and 2008 consist of (i) the acquired licenses and tradename associated with the purchase of EVD, (ii) DJW’s gaming license under an executory agreement with the State of Iowa, the final $1.0 million payment of which was made in 2009, and (iii) the tradename, customer relationships, customer list and gaming license associated with the purchase of ABC.

The licenses and EVD’s tradename have indefinite lives as the Company has determined that there are no known legal, regulatory, contractual, economic or other factors that would limit their useful lives and the Company intends to renew and operate the licenses and use the EVD tradename indefinitely. In addition, other key factors in the Company’s assessment that these licenses have an indefinite life include: (1) the Company’s license renewal experience confirms that renewals would not be withheld except under extraordinary circumstances; (2) the renewals related to these licenses confirms the Company’s belief that the renewal process could be completed without substantial cost and without material modification of the licenses; (3) the economic performance of the operations related to the licenses support the Company’s intention of operating the licenses indefinitely; (4) the continued limitation of gaming licenses in the States of Louisiana and Iowa limits competition in the jurisdictions where these licenses are maintained; and (5) the 75% approval rate by the Worth County electorate in the last referendum. Indefinite lived intangible assets are not amortized, but are reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value.

Each of EVD’s identified intangible assets were valued separately when EVD was purchased. The valuations were updated by management as of December 31, 2009, 2008 and 2007, each indicating no impairment. In addition, management performed a valuation of the DJW gaming license as of December 31, 2009, 2008 and 2007, indicating no impairment. Each of ABC’s identified intangible assets were valued separately when ABC was purchased.  Due to the timing of the transaction and the related valuation, no tests were performed during 2009 for ABC as there were no indicators of impairment.

ABC’s tradename, customer relationships and customer list were determined to have finite lives. The weighted average useful life of the identifiable intangible assets with finite lives is estimated to be 9 years.  Amortization expense for 2009 was insignificant.  Amortization expense is expected to be approximately $0.3 million per year for 2010 and 2011 and $0.2 million per year for 2012 through 2014.

The Company’s intangible assets are subject to impairment by, among other things, significant changes in the gaming tax rates in Louisiana and Iowa, significant new competition which could substantially reduce profitability, non-renewal of the racing or gaming licenses due to regulatory matters or lack of county electorate approval in Iowa, changes to EVD’s or ABC’s tradename or the way EVD’s or ABC’s tradename is used in connection with its business and regulatory changes that could adversely affect the Company’s business by, for example, limiting or reducing the number of slot machines or video poker machines that the Company is permitted to operate.

Management does not expect significant adverse changes in the operations at DJL, DJW, EVD and ABC over the next 12 months.  However, the current economic crisis experienced across the country could have a negative effect on future operations. If a material negative impact would occur, it may have an impact on the periodic review of goodwill and indefinite lived assets for impairment.

In connection with PGL’s acquisition of EVD from a third party, EVD is required to pay a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by EVD’s racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino’s casino opened to the general public. This contingent fee is payable monthly in arrears and has been recorded as an adjustment to the purchase price allocated to slot machine and video game licenses of $0.5 million for each of the years ended December 31, 2009 and 2008.

Licenses and other intangibles are summarized as follows (in thousands):

	December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,146	$-	$72,146
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(36)	2,099
Customer relationships and customer list	242	(12)	230
Total	$78,285	$(48)	$78,237

	December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$34,726	$-	$34,726
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	25	(7)	18
Total	$38,513	$(7)	$38,506

The gaming licenses are subject to renewal every year in Iowa and every five years in Louisiana (ABC’s license was renewed in February 2010 and EVD’s next renewal is in November 2012) and the horse racing license every 10 years in Louisiana (next renewal in April 2017).  In addition, in Iowa the gaming licenses are subject to an authorization referendum in the county every eight years (next referendum November 2010).  Significant renewal costs in Louisiana and referendum costs in Iowa are capitalized and amortized over the license or referendum periods.

Investments— In October 2007, DJW purchased $23.0 million in aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”).  This investment is classified as available-for-sale and is recorded at fair value.  The fair value of the investment at December 31, 2009, and December 31, 2008, was $14.7 million and $7.8 million, respectively.

Future maturities of the City Bonds, excluding the discount, at December 31, 2009 for the years ending December 31 are summarized as follows (in thousands):

2010	$-
2011	285
2012	305
2013	330
2014	355
Thereafter	21,750
Total	$23,025

In addition, in 2009 EVD made a $0.7 million investment in an unrelated third party venture whose primary purpose is to design, develop and operate a hotel adjacent to EVD’s casino.  The hotel is currently under development and is expected to open to the public in the third quarter of 2010.  For 2009, EVD’s share of the loss from operations related to this investment was insignificant.  This investment is included in Deposits and other assets on the balance sheet.

Debt Discount—Debt discount associated with the issuance of debt is netted with the related debt obligations on the balance sheets and is amortized over the life of the debt using the effective interest method. The amortization of such discount is included in interest expense on the statements of operations.

Derivative Financial Instrument—The Company had a derivative financial instrument, a contingent put option related to DJW’s 11% senior secured notes due 2012 (the “DJW Notes”).  Such derivative financial instrument was recorded at fair market value and the change in fair market value was recognized immediately through earnings as an adjustment to interest expense.  In 2009, the DJW Notes were redeemed and the contingent put option was eliminated.

Obligation Under Minimum Assessment Agreement— On October 1, 2007, DJL entered into the Amended and Restated Port of Dubuque Public Parking Facility Development Agreement (the “Development Agreement”) with the City of Dubuque, Iowa (the “City”) regarding, among other things, the design, development, construction and financing of the public parking facility located adjacent to DJL’s new casino development. The City issued the City Bonds to fund construction of the facility. Due to DJL’s expected use of the public parking facility and its obligations under a Minimum Assessment Agreement with the City (which will repay the principal and interest on  the City Bonds), combined with the Company’s guarantee of DJL’s obligation under the Minimum Assessment Agreement, DJL recorded a capital asset and an obligation to the City to the extent proceeds from the City Bonds were used to construct the parking facility.  Interest costs under the City Bonds, net of amounts capitalized, will be expensed as incurred.  As of December 31, 2009 and 2008, $19.8 million and $16.4 million, respectively, of proceeds from the City Bonds had been used related to the construction of the parking facility or for incurred interest costs.   At December 31, 2009, $0.9 million was recorded as a current obligation of DJL on the Company’s balance sheet and $18.9 million and $16.4 million were recorded as a long-term obligation of DJL at December 31, 2009 and 2008, respectively.

Under the Minimum Assessment Agreement, DJL and the City agreed to a minimum taxable value related to DJL’s new casino of $57.9 million.  DJL has agreed to pay property taxes to the City based on the actual taxable value of the casino, but not less than the minimum taxable value.  Scheduled payments of principal and interest on the City Bonds will be funded through DJL’s payment obligations under the Minimum Assessment Agreement.  DJL is also obligated to pay any shortfall should property taxes be insufficient to fund the principal and interest payments on the City Bonds.

The Minimum Assessment Agreement obligation, along with related interest costs, will be paid off over the life of the City Bonds through property tax payments.  Any property tax payments required to be made by DJL which are in excess of the debt service on the City Bonds will be expensed as incurred.  The cost of the parking facility was capitalized by DJL and is being depreciated over its estimated useful life of 40 years.

The Development Agreement also calls for (i) the payment by the Company for the reasonable and necessary actual operating costs incurred by the City for the operation, security, repair and maintenance of the public parking facility and (ii) the payment by the Company to the City of $80 per parking space in the public parking facility per year, which funds will be used by the City for capital expenditures necessary to maintain the public parking facility.

The Company’s future obligations under the Minimum Assessment Agreement related to the recorded obligation at December 31, 2009 for the years ending December 31 are summarized as follows (in thousands):

2010	$908
2011	1,816
2012	1,816
2013	1,816
2014	1,816
Thereafter	39,040
Total	47,212
Less amounts representing interest	(27,452)
Less current portion	(908)
Long-term obligation under Minimum Assessment Agreement	$18,852

 Note Receivable from Owner — In accordance with a promissory note dated December 24, 2009, between the Company and PGP, the Company loaned PGP approximately $1.7 million.  Interest on the promissory note accrues at a rate of 10% and is payable semi-annually on June 15 and December 15 of each year. The note matures on December 24, 2015.  The loan amount is classified within member’s deficit on the Company’s balance sheet as it is a receivable from a related party.

Revenue Recognition and Promotional Allowances— In accordance with industry practice, casino and video poker revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Racing revenues include EVD’s share of pari-mutuel wagering on live races from commissions and breakage income which are set by the Louisiana State Racing Commission, and EVD’s share of wagering from import and export simulcasting as well as EVD’s share of wagering from its off-track betting parlors. Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the state’s racing regulatory body. Food, beverage and other revenue is recognized as services are performed. Revenues exclude sales taxes.

Various cash and free play incentive programs related to gaming play as well as the retail value of food and beverage and other services furnished to guests without charge are included in gross revenues and then deducted as promotional allowances. These amounts were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cash and free play incentives	$15,166	$11,655	$11,231
Food and beverage	11,592	8,036	7,801
Other	1,216	888	903
Total promotional allowances	$27,974	$20,579	$19,935

The cost of complimentary food and beverage and other services have been included in casino, racing and video poker expenses on the accompanying statements of operations. Such estimated costs of providing complimentary services allocated from the food and beverage and other operating departments to the casino, video poker and racing departments were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Food and beverage	$4,218	$3,136	$2,744
Other	850	365	359
Total cost of complimentary services	$5,068	$3,501	$3,103

Slot Club Awards—The Company provides slot patrons with incentives redeemable for food, beverage or other services based on the dollar amount of play on slot machines. A liability has been established based on an estimate of the cost of honoring these outstanding incentives, utilizing the age of the award and prior history of redemptions.

Equity Based Compensation— Effective January 1, 2006, the Company adopted a new accounting standard which requires that compensation expense under equity based awards be measured at fair value. As allowed under the provisions of the standard, the Company has applied the standard prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application of the standard using the accounting principles historically applied to those awards, the intrinsic value method.

Prior to November 6, 2009, equity based awards granted by PGP to two of the Company’s executive officers contained a put option exercisable by the officer and were recorded at their intrinsic value (which is the increase in the fair market value of the units from date of grant based primarily on a discounted cash flows approach) and the percentage vested. The amount expensed each period was based upon the change in intrinsic value and the percentage vested. As these awards are issued by PGP, the awards represent a PGP liability and not a liability of the Company although the expense associated with awards to the officers was recorded by the Company with a corresponding credit to member contributions.

On November 6, 2009, in connection with the partial settlement of certain awards with the officers discussed below, the put option granted to the officers as part of the incentive units was removed.   The awards were reclassified from liability awards to equity awards as a result of the modifications.  Subsequently, any appreciation or depreciation in the estimated intrinsic value of the units is not reflected in earnings of the Company.

        On November 6, 2009, the board of managers of PGP approved the PGP 2009 Profits Interest Plan (the “Plan”).   On the same day, PGP approved grants of profits interests the two officers discussed above under the Plan in the  amounts of 46,434.36 and 11,608.59 units (equal to the amounts of profits interests redeemed from each of them, as described below, and representing approximately 3.6% and 0.9%, of all capital interests outstanding as of such date, respectively).  The profits interests granted pursuant to such awards were fully vested at the time of grant, and the value of the profits interests granted pursuant to such awards is limited to the future appreciation in value, if any, of PGP’s common membership interests from the date of grant of such profits interests.

In connection with the grant of profits interests under the Plan described above, the Board also approved the repurchase of certain previously granted and vested  profits interests on November 6, 2009, from the executive officers discussed above in the amount of $5.8 million. Such payment was made by PGP because the awards are a PGP liability. The repurchase price was equal to the intrinsic value of the units as of November 6, 2009.

The Company did not have any new awards and there were no modifications, repurchases, or cancellations of awards issued prior to January 1, 2006 during the years ended December 31, 2008 and 2007. There were no payments to employees related to equity based awards during the years 2008 and 2007.

Advertising—All costs associated with advertising are expensed as incurred. Advertising expense was $2.8 million in 2009, $2.5 million in 2008 and $2.8 million in 2007.

Pre-opening Expense—Costs associated with start-up activities for new or expanded operations are expensed as incurred.

Development Expense— Costs associated with new business opportunities are expensed as incurred unless the cost is capitalizable and management believes it is probable the project will be completed.

During 2007, the Company incurred development expenses associated with the development of DJL’s new casino.  DJL expensed $7.7 million as development expense associated with its charitable obligations under the Offer to Purchase Real Estate, Acceptance and Lease, dated September 27, 2006 (the “Historical Society Agreement”), between DJL and the Dubuque County Historical Society (the “Historical Society”) and the Company expensed $0.3 million of other development costs.  The Historical Society Agreement provides for, among other things, (i) a charitable contribution by DJL to the Historical Society of $1.0 million payable over 10 years, (ii) the lease, thirty days after opening the new casino, of DJL’s existing dockside pavilion for 99 years to the Historical Society for $1 per year, (iii) the transfer, thirty days after opening the new casino, of the Diamond Jo vessel to the Historical Society at the Historical Society’s option, and (iv) a contribution to the Historical Society of $0.8 million upon the closing of the land purchase for the site of the new casino.  Contingencies in the Historical Society Agreement became remote in 2007 when DJL closed on the land purchase with the Historical Society and signed the Development Agreement with the City which effectively committed DJL to build the casino.  As a result, DJL recognized the fair market value of its charitable obligations under the Historical Society Agreement of $7.7 million.

In 2008, DJL and the Historical Society reached a revised agreement to sell the Diamond Jo vessel and split the proceeds evenly between DJL and the Historical Society.  Based on this agreement, DJL reduced its outstanding obligation to the Historical Society to 50% of the estimated proceeds expected to be received upon the sale of the Diamond Jo vessel with a corresponding credit of $1.1 million to development expense on the Company’s statement of operations.  This credit was offset by additional development expenses of $0.2 million related to DJL's new casino in 2008.

Acquisition related costs of $1.1million associated with the acquisition of ABC were included in development expense in 2009.

Income Taxes— The Company is a limited liability company. In lieu of corporate income taxes, the members of a limited liability company are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for income taxes has been included in the financial statements.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the intrinsic values of equity based compensation, the fair value of DJW’s investment in the City Bonds, the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets, and the estimated liabilities for slot club awards and customer legal disputes.

Concentrations of Risk—The Company’s customer base is concentrated in southwest Louisiana, north central and eastern Iowa, southern Minnesota, southwest Wisconsin and northwest Illinois.

The Company maintains deposit accounts at four banks. At December 31, 2009 and 2008, and various times during the years ended December 31, 2009, 2008 and 2007, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation. Credit risk is managed by monitoring the credit quality of the banks.

Recently Issued Accounting Standards— In August 2009, the Financial Accounting Standards Board (“FASB”) issued a standard on measuring the fair value of liabilities. The standard became effective for the Company on October 1, 2009. The standard provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset; or b) quoted prices for similar liabilities or similar liabilities when traded as assets; and/or (ii) a valuation technique that is consistent with the principles of an income or market approach. The standard also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

In December 2007, the FASB issued a new standard that significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business. Also, acquirers are to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. The standard applies to the Company prospectively for business combinations occurring on or after January 1, 2009. The Company expects the standard will have an impact on accounting for business combinations, but the effect will be dependent upon any potential future acquisition.  In 2009, the Company expensed legal fees and other transaction related costs of $1.1 million associated with the acquisition of ABC.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31 is summarized as follows (in thousands):

	2009	2008

Land and land improvements	$19,701	$18,118
Buildings, riverboat and improvements	244,438	201,421
Furniture, fixtures and equipment	96,964	81,449
Computer equipment	11,083	11,009
Vehicles	677	404
Construction in progress	6,916	26,582
Subtotal	379,779	338,983
Accumulated depreciation	(92,550)	(75,829)
Property and equipment, net	$287,229	$263,154

 Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $24.7 million, $20.1 million and $20.7 million, respectively.

An independent third party operator recently started construction on a new hotel adjacent to EVD's racino.  The hotel currently contemplated includes approximately 100 rooms, including at least 25 suites, five meeting rooms and an indoor pool.  During the third quarter of 2009, the Company determined that it was probable that all conditions to financing the hotel project would be met and that the third party operator will build the hotel.  During the third quarter of 2009, EVD expensed $1.5 million of capitalized design and development costs and disposal costs related to a hotel project design that will not be utilized by the third party operator as a loss on disposal of assets.

During the third quarter in 2007, in an effort to reduce the overall design and construction costs of the hotel project, EVD entered into discussions with a new contractor and architect to design, develop and construct an approximately 100 room hotel contiguous to EVD’s racino.  Due to the entire redesign of the project in 2007, EVD wrote off as a loss on disposal of assets approximately $2.6 million of previously capitalized costs related primarily to initial architectural and design work that was not utilized in the new project design.

In connection with DJL’s casino development, DJL began accelerating depreciation on long-lived assets with a net book value of approximately $4.5 million that were either contributed to the Historical Society or were not utilized at its new casino facility.  Accelerated depreciation on these assets began during the fourth quarter of 2006 and DJL continued to depreciate the remaining net book value of those assets, less their estimated fair market value at the date of contribution or estimated net realizable value, through the period that DJL commenced operations at the new facility.  Depreciation expense for 2008 and 2007 increased by approximately $1.0 million and $0.8 million, respectively, as a result of accelerated depreciation on these assets.

A portion of the accelerated depreciation related to the Diamond Jo vessel which was being depreciated to its expected disposal value of $1.2 million based on the fair market value of the vessel as determined by an independent third party appraisal.  In January 2009, DJL received and accepted an offer to purchase the vessel for approximately $0.4 million.  Based on the accepted offer, DJL recorded an impairment charge of $0.8 million in December 2008 related to the decrease in the fair market value of the vessel.

On October 16, 2008, DJW entered into an agreement with a third party to sell certain of its assets comprising a waste water treatment facility.  These assets had a net book value of $2.6 million at the time of sale.  The sale price was $2.8 million which, along with certain cash payments and the reduction of certain liabilities related to the waste water treatment facility, resulted in a net gain on the sale of approximately $0.2 million which was recognized in the fourth quarter of 2008.

4. DEBT

Long-term debt at December 31 consists of the following (in thousands):
	2009	2008

8 3/8% senior secured notes due August 15, 2015, net of discount of $5,222, secured by substantially all the assets of the Company and its subsidiaries and the equity of the Company	$234,778	$-
10 3/4% senior unsecured notes due August 15, 2017, net of discount of $7,683	297,317	-
8 3/4% senior secured notes due April 15, 2012, net of discount of $1,763, secured by substantially all the assets of PGL, DJL and EVD and the equity of DJL and EVD	-	253,237
11% senior secured notes of DJW due April 15, 2012, net of discount of $568, secured by substantially all the assets of DJW and the equity of DJW	-	111,258
13% senior notes of EVD due March 1, 2010 with contingent interest, net of discount of $33	-	6,877
$58,500 revolving line of credit under a loan and security agreement of PGL, DJL, EVD, ABC and DJW with Wells Fargo, interest rate at prime plus a margin of 2.5% with a floor of 6.0% (rate of 6.0% at December 31, 2009 and 2008), maturing January 15, 2014, secured by substantially all assets of PGL, DJL, EVD, ABC and DJW and is guaranteed up to $5.0 million by the Company’s Chief Executive Officer	-	28,500
$5,000 revolving line of credit under a loan and security agreement of DJW with a bank, interest rate at prime less a margin of 1.0% with a floor of 5.0% (rate of 5% at December 31, 2008), maturing March 31, 2010, secured by substantially all the assets of DJW and guaranteed by the Company’s Chief Executive Officer	-	2,000
Term loan under a loan and security agreement of PGL, DJL and EVD with American Trust & Savings Bank, interest rate at 6.5% (variable rate prior to 2009, 3.25% at December 31, 2008), due in installments through December 1, 2013, secured by certain assets of DJL	6,697	8,000
Notes payable and capital lease obligations, net of discount of $16 and $170, respectively, interest rates at 6.4% - 7.4%, due 2010 – 2011	680	6,418
Total debt	539,472	416,290
Less current portion	(2,172)	(8,492)
Total long term debt	$537,300	$407,798

            Principal maturities of debt (excluding discount) for the Company, for each of the years ending December 31 are summarized as follows (in thousands):

2010	$2,188
2011	1,638
2012	1,726
2013	1,841
2014	-
Thereafter	545,000
$552,393

PGL Notes

The PGL Secured Notes and PGL Unsecured Notes were issued at a discount of $5.5 million and $7.9 million, respectively.  Interest on the PGL Notes is due each August 15 and February 15, commencing February 15, 2010.

The Company used the net proceeds from the issuance of the PGL Notes and cash on hand: (i) to redeem on September 5, 2009, all of the Company’s outstanding 8 3/4% senior notes due 2012 (“Old Peninsula Notes”) in the amount (including call premium and accrued interest through but not including the redemption date) of $271.3 million; (ii) to redeem on August 7, 2009, all of the DJW Notes in the amount (including call premium and accrued interest through but not including the redemption date) of $117.8 million; (iii) to redeem on September 5, 2009, all of EVD’s outstanding 13% senior notes due 2010 (“EVD Notes”) in an approximate amount (including accrued interest and contingent interest through but not including the redemption date) of $7.4 million; (iv) to pay down outstanding advances under the Company’s senior secured credit facility of $25.6 million; (v) to pay related fees and expenses in connection with the foregoing transactions of $16.0 million; and (vi) to fund $96.2 million of the remaining purchase price to acquire ABC.

As a result of the redemption of the Old Peninsula Notes, the DJW Notes and the EVD Notes, the Company incurred a loss of $22.5 million in the third quarter of 2009 consisting of the write-off of deferred financing costs of $7.7 million, the payment of call premiums of $11.5 million, net interest costs of $2.1 million incurred during the irrevocable redemption period and the write-off of bond discount of $2.0 million offset by the reduction in the liability related to DJW’s derivative associated with the DJW Notes of $0.8 million.

The PGL Secured Notes and the PGL Unsecured Notes are guaranteed on a senior secured basis and senior unsecured basis, respectively, by DJL, EVD, DJW and ABC (collectively, the “Subsidiary Guarantors”).  The PGL Secured Notes and the related guarantees are secured by a security interest in the Company’s and the Subsidiary Guarantors’ respective existing and future assets (other than certain excluded assets) and by a limited recourse pledge of 100% of the equity interests of PGL by PGP. The security interest on the collateral that secures the PGL Secured Notes and the related guarantees are subject to the prior liens of the PGL Credit Facility. The PGL Unsecured Notes are effectively subordinated to the PGL Credit Facility, the PGL Secured Notes and other secured indebtedness of the Company and the Subsidiary Guarantors to the extent of the collateral securing such indebtedness. PGL has no significant independent assets or operations and the guarantees of the Subsidiary Guarantors are full and unconditional and joint and several.

The indentures governing the PGL Notes limit the Company’s and the Subsidiary Guarantors’ ability to, among other things, incur more debt, pay dividends or make other distributions to PGP, redeem stock, make certain investments, create liens, enter into transactions with affiliates, merge or consolidate, and transfer or sell assets.

The PGL Notes do not limit the Company’s ability to transfer assets between the Company and the Subsidiary Guarantors.  Under the indentures governing the PGL Notes, the Company is allowed, subject to certain conditions and limitations set forth therein, to make payments and distributions to PGP, including in respect of (i) certain consulting and financial advisory services related to PGP development expense, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP, and (iii) tax, accounting, licensure, legal and administrative costs and expenses of PGP. In addition, the Company may pay dividends or make other distributions to PGP, in addition to the distributions above, if the combined interest coverage ratio of the Company and the Subsidiary Guarantors is not less than 2.0 to 1.0 for the immediately preceding four full fiscal quarters and subject to certain aggregate net income and cash proceeds received from the sale of equity interest limits.  Substantially all of the Company’s net assets were restricted under the PGL Notes and the PGL Credit Facility, subject to certain exceptions including approximately $17.2 million of restricted payments availability under the general basket of the restricted payments covenant of the PGL Notes as of December 31, 2009.

In addition, the Company is permitted under the PGL Notes to incur additional indebtedness if, at the time of incurrence of such indebtedness, the combined interest coverage ratio of the Company and the Subsidiary Guarantors is not less than 2.0 to 1.0 for the immediately preceding four full fiscal quarters, determined on a pro forma basis as if such additional indebtedness had been incurred and the proceeds thereof applied at the beginning of such period.  Without limitation to the requirements of the immediately preceding sentence, the Company is also permitted to incur additional secured indebtedness if, at the time of incurrence of any such secured indebtedness, the secured leverage ratio of the Company would not be greater than 2.0 to 1.0, determined on a pro forma basis as if such additional secured indebtedness had been incurred and the proceeds thereof applied at the beginning of such period.

PGL Credit Facility

The PGL Credit Facility consists of a revolving credit facility which permits the Borrowers to request advances and letters of credit up to the lesser of the maximum revolver amount of $58.5 million (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the consolidated EBITDA (as defined in the PGL Credit Facility) of the Borrowers for the 12 months immediately preceding the current month end multiplied by 150% and the consolidated EBITDA of the Borrowers for the most recent quarterly period computed on an annualized basis multiplied by 150%. The Borrowing Base was greater than the maximum revolver amount of $58.5 million as of December 31, 2009. The borrowings under the PGL Credit Facility bear interest at a rate equal to the Wells Fargo prime rate plus a margin of 2.5% with a floor of 6%.

 The Borrowers are jointly and severally liable under the PGL Credit Facility, and borrowings are collateralized by substantially all of the assets of the Borrowers.

 The PGL Credit Facility contains a number of restrictive covenants, including covenants that limit the Borrowers’ ability to, among other things: (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its capital stock; (4) dispose of certain assets; (5) guarantee the debt of others; (6) pay dividends or make other distributions to PGP; (7) make investments; and (8) enter into transactions with affiliates. The PGL Credit Facility also contains financial covenants, including minimum consolidated EBITDA requirements and limitations on capital expenditures.

As of December 31, 2009, the Company had no outstanding advances under the PGL Credit Facility. In addition, as of December 31, 2009, the Company had outstanding letters of credit under the PGL Credit Facility of $1.7 million resulting in available borrowings thereunder of $56.8 million.

Term Loan

On May 1, 2008, PGL, DJL and EVD (collectively, the “FF&E Borrowers”) entered into a Loan and Security Agreement (“Term Loan”) with American Trust & Savings Bank.  Proceeds from the Term Loan were used to finance the purchase of certain furniture, fixtures and equipment related to DJL’s casino development in 2008. Commencing on January 1, 2009 and continuing through December 1, 2013, the FF&E Borrowers shall pay principal plus accrued interest in equal monthly installments. Interest on the Term Loan accrues at a rate of 6.5% per annum.  As of December 31, 2009, DJL had outstanding advances of $6.7 million under the Term Loan.

Other Debt

In connection with the issuance of the PGL Notes, DJW’s $5.0 million senior credit facility was terminated and an outstanding letter of credit in an approximate amount of $0.7 million was replaced with a letter of credit issued under the PGL Credit Facility.

Pursuant to the indenture governing the DJW Notes, DJW was required to offer to buy back a portion of the DJW Notes on a semi-annual basis at a premium of 7.5%, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein).  DJW redeemed $1.8 million, $3.1 million and $2.4 million principal amount of DJW Notes, plus applicable premium and accrued interest, in 2009, 2008 and 2007, respectively, based on the Excess Cash Flow provision.

Compliance

As of December 31, 2009, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness.

5. FAIR VALUE MEASUREMENTS

Under generally accepted accounting principles, certain assets and liabilities must be measured at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company had two financial instruments that must be measured at fair value in the financial statements: (i) an available for sale investment and (ii) a derivative. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value.

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

The Company had no Level 1 or Level 2 financial instruments at December 31, 2009 and 2008. The Company had one Level 3 financial instrument at December 31, 2009, and two Level 3 financial instruments at December 31, 2008.  In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s Level 3 financial assets and liabilities that are required to be measured at fair value as of December 31, 2009 and 2008, which are classified as “Investment available for sale” and “Other long-term liabilities” in the balance sheets (in thousands):

	Total Carrying Value at December 31, 2009	Fair Value Measurements at December 31, 2009	Total Carrying Value at December 31, 2008	Fair Value Measurements at December 31, 2008
Investment available for sale	$14,741	$14,741	$7,828	$7,828
Derivative liability	-	-	(790)	(790)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for 2009 and 2008 (in thousands):

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Investment available for sale	Derivative liability, not designated as a hedging instrument	Investment available for sale	Derivative liability, not designated as a hedging instrument
Balance at beginning of the reporting period	$7,828	$(790)	$12,491	$(1,252)
Total gains (losses) (realized or unrealized):
Included in earnings	173	655	151	227
Included in other comprehensive income (loss)	6,740	-	(4,814)	-
Transfers in or out of Level 3	-	-	-	-
Purchases, sales, issuances and settlements	-	135	-	235
Ending balance at December 31, 2009 and 2008	$14,741	$-	$7,828	$(790)

	Included in interest income		Included in interest income	Included in interest expense

Gains included in earnings attributable to the change in unrealized gains or losses relating to assets/liabilities still held at the reporting date	$173		$151	$227

DJW holds an investment in a single municipal bond issuance that is classified as available for sale and is recorded at fair value.  DJW is the only holder of this instrument and there is no quoted market price for this instrument.  The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and an estimate from an independent source of what market participants would use in pricing the bonds.  Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the member’s deficit section of the Company’s balance sheet.  The discount associated with this investment is netted with the investment on the balance sheet and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the statement of operations.

Under the indenture governing the DJW Notes, DJW was required to offer to buy back a portion of the DJW Notes on a semi-annual basis with 50% of Excess Cash Flow (as defined therein) at a premium of 7.5%. Such obligation was determined to be an embedded derivative and was fair valued and separated from the DJW Notes at date of issuance since it was not clearly and closely related to the DJW Notes.  The fair value of the put option was determined to be the present value of the estimated premium payments through the maturity date of the DJW Notes. The fair value was calculated using estimated future cash flows developed by the Company to estimate the portion of the DJW Notes that would be subject to the contingent put option, yields of comparable financial instruments, the remaining date to maturity of the DJW Notes and based on historical experience that the holders of the notes will elect to be paid the contingent put option. The fair value of the put option was revalued at the end of each reporting period with a corresponding charge (benefit) to interest expense. In connection with the redemption of the DJW Notes in August 2009, this derivative was settled and included in the loss on early retirement of debt.

6. EMPLOYEE BENEFIT PLANS

PGL, DJL, DJW, EVD and ABC each have a qualified defined contribution plan under section 401(k) of the Internal Revenue Code for their respective employees. Under the plans, eligible employees may elect to defer a portion of their salary, subject to Internal Revenue Service limits. The Company may make a matching contribution to each participant based upon a percentage set by the Company, prior to the end of each plan year. Company matching contributions to the plans were $0.4 million, $0.4 million and $0.3 million in 2009, 2008 and 2007, respectively.

The Company also has a non-qualified deferred compensation plan. Under the plan, certain eligible key employees of the Company may elect to defer a portion of their compensation. The Company makes a matching contribution to each participant based upon a percentage set by the Company. These matching contributions vest over a three year period of service. Company matching contributions were $0.2 million in 2009 and $0.1 million in each of 2008 and 2007.

7. LEASING ARRANGEMENTS

The Company leases three of its OTB facilities and other equipment under noncancelable operating leases. The Company also leases certain gaming machines and other equipment under cancelable leases. These cancelable leases require either fixed monthly payments or contingent monthly rental payments based on usage of the equipment.

ABC has an agreement with the Parish of St. Mary to permit the berthing of its riverboat casino in Amelia, Louisiana.  The agreement expires in May 2017.  The agreement provides for percentage fees based on the level of net gaming revenue as follows - first $60 million - 2.5%; $60 to $96 million - 3.5%; greater than $96 million - 5.0%.  The annual minimum fee due under the agreement is $1.5 million, which is due on the first day of June of each year.

The leases expire on various dates through 2020. Rent expense was $6.4 million, $6.9 million and $6.9 million during the years ended 2009, 2008 and 2007, respectively.

Minimum rental payments and contingent rental payments for the years ended December 31, 2009, 2008 and 2007 are summarized as follows (in thousands):
	Years ended December 31,
	2009	2008	2007
Minimum rental payments	$2,176	$1,808	$1,862
Contingent rental payments	4,188	5,072	5,000
Total	$6,364	$6,880	$6,862

The future minimum rental payments required (excluding contingent rental payments) under noncancelable leases with a minimum original term in excess of one year at December 31, 2009 for the years ending December 31 are summarized as follows (in thousands):

2010	$2,791
2011	2,388
2012	2,134
2013	2,034
2014	1,859
Thereafter	3,224
Total	$14,430

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

During the second quarter of 2008, EVD settled an arbitration dispute with the general contractor of its racino and executed a settlement agreement whereby EVD agreed to pay the general contractor approximately $0.8 million to settle all claims related to the arbitration. Accordingly, in the second quarter of 2008, EVD recorded a $0.8 million reduction in the $1.6 million liability for unpaid billings from the contractor previously recorded on the Company’s balance sheet with a corresponding reduction in property and equipment.

On November 5, 2009, the Louisiana Gaming Enforcement Section issued a Significant Action/Violation Report (“SAR”) alleging that the internal controls of the Amelia Belle casino were violated. Based upon the nature and the number of alleged violations noted in the SAR, management believes the Company could be liable for up to $0.8 million for regulatory fines and assessments. The Company intends to vigorously contest the alleged violations. Management believes, based in part on advice of legal counsel and historical experience with past enforcement actions, that the ultimate resolution of this matter will not have a material effect on the financial statements.

Neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

DJL and DJW are required to pay their respective qualified sponsoring organization, who hold a joint gaming license with DJL and DJW, 4.50% and 5.76%, respectively, of the casino’s adjusted gross receipts on an ongoing basis.  In 2009 and 2008, DJL expensed $3.2 million and $0.2 million, respectively, related to its agreement.  In 2009, 2008 and 2007, DJW expensed $4.6 million, $4.5 million and $4.3 million, respectively, related to its agreement. The DJL agreement expires on December 31, 2018. The DJW agreement expires on March 31, 2015 but is subject to automatic three year renewal periods.

The Company’s future contractual obligations related to purchase commitments at December 31, 2009, including $2.8 million related to DJL’s future unrecorded obligations under the Minimum Assessment Agreement over a period of 30 years and $3.4 million related to DJL’s obligation for capital expenditures under the Development Agreement over 40 years and excluding DJW’s and DJL’s variable payments to their sponsoring organizations, are summarized as follows (in thousands):

2010	$6,602
2011	1,299
2012	839
2013	736
2014	712
Thereafter	12,555
Total	$22,743

In addition, in November 2009, EVD entered into a loan agreement with the third party developer of the hotel at EVD in which EVD has agreed to loan the developer up to $2.3 million through November 15, 2010, subject to certain terms and conditions, the proceeds of which are to be used toward the development of the hotel.

9. MEMBER’S EQUITY

On July 15, 1999, PGL authorized and issued $9.0 million of common membership units. PGP, as the holder of all of the Company’s issued and outstanding common membership interests, is entitled to vote on all matters to be voted on by holders of common membership interests of the Company and, subject to certain limitations contained in the Company’s operating agreement and the indentures governing the PGL Notes and the PGL Credit Facility, is entitled to dividends and other distributions as and when declared by the Company’s managers out of funds legally available therefor.

10. DUBUQUE RACING ASSOCIATION, LTD. CONTRACT

Dubuque Racing Association, Ltd. (“DRA”), a qualified sponsoring organization, holds a joint license with DJL to conduct gambling games under Iowa statutes. The DRA owns the Mystique casino  (“Mystique”), a traditional greyhound racetrack with 959 slot machines, 19 table games and 4 poker tables and amenities including a gift shop, restaurants and clubhouse. During 2005, DJL entered into an amendment to its operating agreement under the joint gambling license (the “Amended DRA Operating Agreement”) with the DRA. The Amended DRA Operating Agreement provides for, among other things, the following:

•	The DRA is authorized to operate up to 1,500 gaming positions at Mystique;

•	Extension of the Amended DRA Operating Agreement through December 31, 2018;

•
From February 2006 (the date that Mystique commenced operation of table games) through August 31, 2006 (the date a competing casino facility opened to the public in Riverside, Iowa),  DRA was contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions. Beginning September 1, 2006 and continuing through November 18, 2008, DRA was contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts above a 7% decline from the base period and subject to a maximum 21% decline and certain payment deferral conditions.  During 2008 and 2007, DJL recorded other revenue of approximately $1.6 million and $1.9 million, respectively, related to this portion of the agreement, of which $0.9 million and $3.4 million has been recorded as a short-term receivable at December 31, 2009 and 2008, respectively, and $0.7 million has been recorded as a long-term receivable and is included in deposits and other assets on the Company’s balance sheet at December 31, 2008; and

•
DJL paid to DRA the sum of $.50 for each patron admitted on its riverboat casino through December 9, 2008. During 2008 and 2007, these payments approximated $0.3 million and $0.4 million, respectively. Commencing December 10, 2008, the date DJL moved its operations to its new land-based facility, DJL is required to pay to the DRA 4.5% of DJL’s adjusted gross receipts (see Note 8).

11. TRANSACTIONS WITH RELATED PARTIES

During 2009, 2008 and 2007, the Company distributed $4.0 million, $4.1 million, and $6.4 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members and (iii) tax, accounting, licensure, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.

On November 6, 2009, PGP repurchased certain previously granted and vested profits interests from certain executive officers of the Company in the amount of $5.8 million.  A portion of the repurchase was funded by a distribution of $3.3 million from PGL to PGP.  See Note 2 for further discussion.

 During 2009, 2008 and 2007, the Company expensed $0.4 million, $0.3 million and $0.4 million, respectively, as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OEDA, a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA (an affiliate) a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed affiliate management fees payable to OEDA of $0.7 million, $0.9 million and $0.8 million in 2009, 2008 and 2007, respectively.

In 2005, DJW entered into a management services agreement with PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges. DJW expensed management fees of $2.5 million, $2.4 million and $2.2 million in 2009, 2008 and 2007, respectively, related to this agreement.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreement, EVD, DJW and ABC must each pay the board member a fee equal to 2.5% of EVD’s, DJW’s and ABC’s earnings before interest, taxes, depreciation, amortization and charges associated with the impairment of assets, development expenses, pre-opening expenses, management and consulting fees, corporate allocations, gains or losses on the disposal of assets and extraordinary gains or losses, in each case, applicable to such period.  EVD expensed $0.9 million, $1.0 million and $1.0 million of affiliate management fees in 2009, 2008 and 2007, respectively, related to this agreement.  DJW expensed $0.8 million of affiliate management fees in each of 2009, 2008 and 2007, related to this agreement.  ABC expensed an insignificant amount of affiliate management fees in 2009 related to this agreement.

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

Prior to November 6, 2009, on a quarterly basis, the Company estimates the fair value of all incentive units granted under PGP’s equity based incentive compensation plans that have a put option and compares that value to the value of such incentive units at the date of grant. The value of the incentive units is primarily determined on a discounted cash flow basis discounted for a minority interest.  Any appreciation or depreciation in the value of the incentive units is expensed or credited to an expense based on the percentage of the grant vested. The Company (credited) expensed $(2.4) million in 2009, $(6.6) million in 2008 and $10.3 million in 2007 with respect to these units with a corresponding amount recorded as member (distributions) contributions.

In November 2009, the put option granted as part of the incentive units was removed.  Subsequently, any appreciation or depreciation in the estimated intrinsic value of the units will not be reflected in earnings of the Company.

12. SEGMENT INFORMATION

The Company is organized around geographical areas and operates four reportable segments: (1) Diamond Jo operations, which comprise the Diamond Jo casino in Dubuque, Iowa, (2) Diamond Jo Worth operations, which comprise the Diamond Jo Worth casino operations in Northwood, Iowa, (3) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by EVD in Louisiana, and (4) Amelia Belle operations, which comprise the Amelia Belle casino in Amelia, Louisiana.

The accounting policies for each segment are the same as those described in Note 2. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the years ended (in thousands):

	Net Revenues From External Customers
	2009	2008	2007

Diamond Jo	$71,876	$42,364	$40,664
Diamond Jo Worth	83,897	84,596	79,513
Evangeline Downs	122,808	132,193	133,016
Amelia Belle	7,699	-	-
Total	$286,280	$259,153	$253,193

	Segment Operating Earnings(1)
	2009	2008	2007

Diamond Jo Dubuque	$23,759	$12,929	$12,575
Diamond Jo Worth	33,567	32,602	31,826
Evangeline Downs	34,355	38,941	39,832
Amelia Belle	1,932	—	—
Total Property Segment Operating Earnings(1)	93,613	84,472	84,233
General Corporate	(5,638)	(4,782)	(4,121)
Total Segment Operating Earnings(1)	87,975	79,690	80,112
Non-cash equity based compensation	2,412	6,559	(10,296)
Depreciation and amortization	(24,651)	(20,134)	(20,728)
Development expense	(1,211)	922	(8,041)
Affiliate management fees	(5,318)	(5,401)	(5,218)
Interest expense, net	(48,397)	(37,169)	(37,877)
Pre-opening expense	(6)	(785)	(375)
Impairment of asset held for sale	—	(831)	—
(Loss) gain on disposal of assets	(1,770)	(95)	(2,731)
Loss on early retirement of debt	(22,475)	—	—
Net (loss) income	$(13,441)	$22,756	$(5,154)
_______________
(1)
Segment operating earnings is defined as net (loss) income plus non-cash equity based compensation, depreciation and amortization, pre-opening expense, development expense, impairment of asset held for sale, affiliate management fees, loss on disposal of assets, interest expense, net, and loss on early retirement of debt less gain on disposal of assets. Segment operating earnings for the 2008 and 2007 have been adjusted to exclude non-cash equity based compensation to conform with the 2009 presentation.

		Interest Expense, net		Depreciation and Amortization
	2009	2008	2007	2009	2008	2007
General Corporate	$(22,924)	$69	$884	$103	$57	$44
Diamond Jo	(9,629)	(8,782)	(10,181)	8,848	3,488	4,448
Diamond Jo Worth	(6,321)	(11,918)	(11,912)	7,426	8,578	7,265
Evangeline Downs	(9,525)	(16,538)	(16,668)	7,322	8,011	8,971
Amelia Belle	2	—	—	952	—	—
Total	$(48,397)	$(37,169)	$(37,877)	$$24,651	$20,134	$20,728

	Total Assets
	2009	2008

General Corporate	$26,673	$969
Diamond Jo	174,861	192,999
Diamond Jo Worth	82,692	97,017
Evangeline Downs	143,168	146,291
Amelia Belle	114,540	—
Total	$541,934	$437,276

	Cash Expenditures for Additions to Long-Lived Assets
	2009	2008	2007

General Corporate	$286	$369	$4
Diamond Jo	15,776	57,344	10,018
Diamond Jo Worth	3,461	2,836	24,743
Evangeline Downs	8,305	10,200	7,629
Amelia Belle	106,668	—	—
Total	$134,496	$70,749	$42,394

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s available for sale investment and debt instruments at December 31, 2009 and 2008 are as follows (in thousands):
	December 31, 2009		December 31, 2008
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Available for sale investment	$14,741	$14,741	$7,828	$7,828
8 3/8% senior secured notes	241,200	234,778	—	—
10 3/4% senior unsecured notes	308,050	297,317	—	—
8 3/4% senior secured notes	—	—	163,200	253,237
11% senior secured notes	—	—	105,116	111,258
13% senior notes	—	—	6,219	6,877
Senior secured credit facilities	—	—	30,500	30,500
Term loan	6,697	6,697	7,429	8,000
Notes payable, capital lease obligations and other financial instruments	1,289	1,272	7,128	6,958
Derivative liability	—	—	790	790
Obligation under Minimum Assessment Agreement	19,453	19,812	8,648	16,394

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
	2009 Quarters Ended
	March 31	June 30	September 30	(1) December 31
	(Dollars in Thousands)

Net revenues	$71,970	$73,443	$71,256	$69,611
Income from operations	14,541	15,462	15,241	12,187
Net income (loss)	3,799	5,028	(20,174)	(2,094)
_______________

	2008 Quarters Ended
	March 31	June 30	(2)	September 30	December 31
	(Dollars in Thousands)

Net revenues	$63,077	$68,873		$65,359	$61,844
Income from operations	12,078	22,372		14,982	10,493
Net income	2,558	12,908		6,181	1,109
_______________
(1) Includes a $22.5 million loss on early retirement of debt.
(2) Includes a $6.9 million expense reduction as a result of a decrease in the intrinsic value of vested equity based awards.

15.   ACQUISITION

On October 22, 2009, the Company consummated its acquisition of 100% of the equity interests of ABC. ABC operates a riverboat gaming facility in Amelia, Louisiana.  The cash acquisition price was $104.0 million, plus $2.2 million for working capital, which is subject to final closing balance sheet adjustments.  The adjustments are being negotiated with the seller.  The amount allocated to goodwill is, therefore, provisional pending final resolution of the purchase price.  The acquisition was funded with cash on hand.   The Company acquired ABC to further expand its gaming operations.  The goodwill of $32.2 million arising from the acquisition primarily relates to the high operating margins of ABC compared to the industry.  ABC is a reportable segment.  Net revenues and net income of ABC from the acquisition date through December 31, 2009 included in the Company’s consolidated statement of operations were $7.7 million and $0.9 million, respectively. Acquisition related costs, included in development expense, were $1.1 million in 2009.

The acquisition of ABC has been accounted for by applying the acquisition method with the Company as the acquirer of ABC. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Management, with the assistance of a third party valuation specialist, determined the fair values of the assets acquired and liabilities assumed, and assigned the following values (in thousands):

Goodwill	$32,225
Identifiable intangible assets with indefinite lives	35,956
Identifiable intangible assets with finite lives	2,377
Property and equipment	33,442
Current assets (including cash acquired of $3,013)	4,578
Current liabilities	(2,403)
Total	$106,175

The following table summarizes the actual historical combined net revenues and net (loss) income of the Company and ABC for 2009 and 2008 on a pro forma basis as if the acquisition had occurred at the beginning of such period:
	2009	2008

Net revenues	$327,757	$313,212
Net (loss) income	(9,441)	29,125

The pro forma combined results of operations are not necessarily indicative of what the actual combined results of operations of the Company would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s combined results of operations for future periods.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

PENINSULA GAMING, LLC
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year

Year ended December 31, 2009:
Allowance for doubtful accounts	$17	$42	$(19)	$40
Year ended December 31, 2008:
Allowance for doubtful accounts	$32	$70	$(85)	$17
Year ended December 31, 2007:
Allowance for doubtful accounts	$39	$65	$(72)	$32
_________________
(1)           Amounts written off.

  S-1