Form 10-Q
period 2010-03-31
PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2010-05-17
CIK 1235662, 1299109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

PENINSULA GAMING, LLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)
	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,856	$34,537
Restricted cash—purse settlements	8,771	4,400
Accounts receivable, net	2,526	3,147
Receivables from affiliates	55	40
Inventories	1,509	1,520
Prepaid expenses and other assets	3,302	3,600
Total current assets	38,019	47,244
PROPERTY AND EQUIPMENT, NET	288,036	287,229
OTHER ASSETS:
Deferred financing costs, net of amortization of $4,500 and $3,919, respectively	25,318	25,705
Goodwill	85,308	85,308
Licenses and other intangibles	78,285	78,237
Deposits and other assets	4,204	3,470
Investment available for sale	18,563	14,741
Total other assets	211,678	207,461
TOTAL	$537,733	$541,934

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,288	$3,180
Construction payable	2,014	3,155
Purse settlement payable	10,408	6,070
Accrued payroll and payroll taxes	5,823	5,916
Accrued interest	6,910	21,455
Other accrued expenses	14,251	12,343
Payable to affiliates	306	290
Current maturities of long-term debt and leases	1,971	2,172
Total current liabilities	45,971	54,581

LONG-TERM LIABILITIES:
8 ⅜% senior secured notes, net of discount	234,961	234,778
10 ¾% senior notes, net of discount	297,480	297,317
Term loan	4,788	5,183
Notes and leases payable, net of discount	14	22
Obligation under Minimum Assessment Agreement	18,290	18,852
Other liabilities	1,028	976
Total long-term liabilities	556,561	557,128
Total liabilities	602,532	611,709

COMMITMENTS AND CONTINGENCIES (Note 6)
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(75,569)	(76,780)
Note receivable from owner	(1,733)	(1,723)
Accumulated other comprehensive loss	3,503	(272)
Total member’s deficit	(64,799)	(69,775)
TOTAL	$537,733	$541,934

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
REVENUES:
Casino	$73,919	$65,757
Racing	2,522	3,026
Video poker	1,187	1,584
Food and beverage	6,399	5,778
Other	2,780	2,341
Less promotional allowances	(8,806)	(6,516)
Total net revenues	78,001	71,970

EXPENSES:
Casino	30,608	27,390
Racing	2,441	2,884
Video poker	879	1,062
Food and beverage	3,981	4,301
Other	1,698	1,484
Selling, general and administrative	13,444	12,762
Depreciation and amortization	7,367	6,065
Pre-opening expense	10	-
Development expense	48	82
Affiliate management fees	1,435	1,318
Loss on disposal of assets	9	81
Total expenses	61,920	57,429

INCOME FROM OPERATIONS	16,081	14,541

OTHER INCOME (EXPENSE):
Interest income	539	508
Interest expense, net of amounts capitalized	(14,855)	(11,250)
Total other expense	(14,316)	(10,742)

NET INCOME	$1,765	$3,799

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	COMMON MEMBER’S INTEREST	ACCUMU-LATED DEFICIT	NOTE RECEIVABLE FROM OWNER	ACCUMULATED OTHER COMPRE-HENSIVE LOSS	TOTAL MEMBER’S DEFICIT	COMPRE-HENSIVE INCOME (LOSS)

BALANCE, DECEMBER 31, 2009	$9,000	$(76,780)	$ (1,723)	$(272)	$(69,775)
Net income		1,765			1,765	$1,765
Unrealized gain on available for sale security				3,775	3,775	3,775
Loan to owner			(10)		(10)	-
Member distributions		(554)			(554)	-
Comprehensive income						$5,540
BALANCE, MARCH 31, 2010	$9,000	$(75,569)	$(1,733)	$3,503	$(64,799)

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,765	$3,799
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,367	6,065
Non-cash interest	1,280	1,313
Non-cash equity based and other compensation	109	516
Loss on disposal of assets	9	81
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(4,371)	(4,907)
Receivables	(84)	(13)
Inventories	11	(65)
Prepaid expenses and other assets	428	400
Accounts payable	4,664	4,107
Accrued expenses	(14,301)	10,200
Payable to affiliates	-	195
Net cash flows from operating activities	(3,123)	21,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(159)	(95)
Business acquisition and licensing costs	(111)	(127)
Construction project development costs	(5,137)	(8,311)
Purchase of property and equipment	(2,636)	(2,054)
Proceeds from sale of property and equipment	94	502
Net cash flows from investing activities	(7,949)	(10,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(333)	(9)
Principal payments on debt	(603)	(1,862)
Proceeds from senior credit facilities	8,000	4,000
Payments on senior credit facilities	(8,000)	(12,500)
Loan to owner	(10)	-
Member distributions	(663)	(718)
Net cash flows from financing activities	(1,609)	(11,089)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,681)	517

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,537	38,705

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,856	$39,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$28,061	$1,314

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired, but not paid	$3,688	$2,192
Property and equipment acquired in exchange for obligation under Minimum Assessment Agreement	-	1,989
Unrealized gain on available for sale investment	3,775	4,103
Liability settled in exchange for property and equipment	-	4,104

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

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.

2. Summary of Significant Accounting Policies

Goodwill and Licenses and Other Intangible Assets— There were no changes in the carrying amount of goodwill during the three months ended March 31, 2010.   Licenses and other intangibles are summarized as follows (in thousands):

	March 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,256	$-	$72,256
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(88)	2,047
Customer relationships and customer list	242	(22)	220
Total	$78,395	$(110)	$78,285

	December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,146	$-	$72,146
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(36)	2,099
Customer relationships and customer list	242	(12)	230
Total	$78,285	$(48)	$78,237

Amortization expense for intangible assets for the three months ended March 31, 2010 was $0.1 million.  There was no amortization expense for intangible assets for the three months ended March 31, 2009.   Annual amortization expense for intangible assets is expected to be $0.3 million per year for 2010 and 2011 and $0.2 million per year for 2012 through 2014.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the intrinsic values of equity based compensation, the fair value of DJW’s investment in $23.0 million in aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”), the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets, and the estimated liabilities for slot club awards and customer legal disputes.

Recently Issued Accounting Standards— In April 2010, the Financial Accounting Standards Board (FASB) issued guidance regarding the accounting for casino base jackpot liabilities.  This guidance is effective for 2011.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In January 2010, the FASB revised its guidance regarding fair value measurement disclosures. The guidance requires new disclosure about transfers between the levels of the fair value hierarchy as well as expanded disclosure regarding activity within Level 3 of the fair value hierarchy. The Company adopted this guidance in the first quarter of 2010 with no impact to the Company’s financial statements.

3. Property and Equipment

Property and equipment at March 31, 2010 and December 31, 2009 is summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Land and land improvements	$19,702	$19,701
Buildings, riverboat and improvements	250,518	244,419
Furniture, fixtures and equipment	101,609	96,062
Computer equipment	12,165	12,004
Vehicles	731	677
Construction in progress	2,437	6,916
Subtotal	387,162	379,779
Accumulated depreciation	(99,126)	(92,550)
Property and equipment, net	$288,036	$287,229

Depreciation expense during the three months ended March 31, 2010 and 2009 was $7.3 million and $6.1 million, respectively.

4. Debt

Long-term debt consists of the following (in thousands):

	March 31, 2010	December 31, 2009
8 3/8% senior secured notes due August 15, 2015, net of discount of $5,039 and $5,222, respectively, secured by substantially all the assets of the Company and its subsidiaries and the equity of the Company	$234,961	$234,778
10 3/4% senior unsecured notes due August 15, 2017, net of discount of $7,520 and $7,683, respectively	297,480	297,317
Term loan under a loan and security agreement of PGL, DJL and EVD with American Trust & Savings Bank, interest rate at 6.5%, due in installments through December 1, 2013, secured by certain assets of DJL	6,326	6,697
Notes payable and capital lease obligations, net of discount of $9 and $16, respectively, interest rates at 6.4% - 6.5%, due 2010 – 2011	447	680
Total debt	539,214	539,472
Less current portion	(1,971)	(2,172)
Total long term debt	$537,243	$537,300

As of March 31, 2010, the Company had no outstanding advances under its $58.5 million senior secured credit facility (the “PGL Credit Facility”). In addition, as of March 31, 2010, the Company had outstanding letters of credit under the PGL Credit Facility of $1.7 million resulting in available borrowings thereunder of $56.8 million.

As of March 31, 2010, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness.

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

The Company had no Level 1 or Level 2 financial instruments at March 31, 2010 and December 31, 2009. The Company had one Level 3 financial instrument at March 31, 2010 and December 31, 2009.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s Level 3 financial asset that is required to be measured at fair value as of March 31, 2010 and December 31, 2009, which is classified as “Investment available for sale” in the balance sheets (in thousands):

	Total Carrying Value at March 31, 2010	Fair Value Measurements at March 31, 2010	Total Carrying Value at December 31, 2009	Fair Value Measurements at December 31, 2009
Investment available for sale	$18,563	$18,563	$14,741	$14,741

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	Investment available for sale	Investment available for sale	Derivative liability, not designated as a hedging instrument
Balance at beginning of the year	$14,741	$7,828	$ (790)
Total gains (losses) (realized or unrealized):
Included in earnings	47	42	(139)
Included in other comprehensive income	3,775	4,103	-
Transfers in or out of Level 3	-	-	-
Purchases, sales, issuances and settlements	-	-	-
Ending balance at March 31, 2010 and 2009	$18,563	$11,973	$ (929)

	Included in interest income	Included in interest income	Included in interest expense
Gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets/liabilities still held at the reporting date	$47	$42	$ (139)

6. Commitments and Contingencies

Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as sole manager of the Company and as members of PGP, respectively.

On November 5, 2009, the Louisiana Gaming Enforcement Section issued a Significant Action/Violation Report (“SAR”) alleging that the internal controls of the Amelia Belle casino were violated. Based upon the nature and the number of alleged violations noted in the SAR, management believes the Company could be liable for up to $0.8 million for regulatory fines and assessments. The Company intends to vigorously contest the alleged violations. Management believes, based in part on advice of legal counsel and historical experience with past enforcement actions, that the ultimate resolution of this matter will not have a material adverse effect on the financial condition of the Company.

In November 2009, PGP paid $25,000 in consulting fees to Webster County Entertainment, LLC (“WCE”) in connection with a potential casino development opportunity.  Sometime after PGP's payment of such consulting fees, certain principals of WCE made contributions to the Iowa Governor’s re-election campaign, which contributions were disclosed in accordance with all applicable laws.  In March 2010, the Company became aware that the Iowa Department of Criminal Investigation (“DCI”) was investigating whether the consulting fees paid by PGP to WCE violated Iowa's campaign finance laws prohibiting making political contributions in the name of another.  While the Company understands that the DCI investigation is currently ongoing, no charges have been filed and, based on the Company’s own internal review and advice of outside legal counsel, the Company is confident that it has not violated any law.  Accordingly, the Company does not expect the outcome of such investigation to have a material adverse effect on the Company’s financial condition or business operations.

Neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

7. Related Party Transactions

During each of the three months ended March 31, 2010 and 2009, the Company distributed $0.7 million to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members and (iii) tax, accounting, licensure, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.

During each of the three months ended March 31, 2010 and 2009, the Company expensed $0.1 million as affiliate management fees related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA (an affiliate) a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.2 million in affiliate management fees payable to OEDA during each of the three months ended March 31, 2010 and 2009.

In accordance with a management services agreement between DJW and PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, DJW expensed management fees of $0.6 million during each of the three months ended March 31, 2010 and 2009.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreement, EVD, DJW and ABC must each pay the board member a fee equal to 2.5% of EVD’s, DJW’s and ABC’s earnings before interest, taxes, depreciation, amortization and charges associated with the impairment of assets, development expenses, pre-opening expenses, management and consulting fees, corporate allocations, gains or losses on the disposal of assets and extraordinary gains or losses, in each case, applicable to such period.  EVD expensed $0.2 million of affiliate management fees during each of the three months ended March 31, 2010 and 2009, respectively, related to this agreement.   DJW expensed $0.2 million of affiliate management fees during each of the three months ended March 31, 2010 and 2009, respectively, related to this agreement.  ABC expensed $0.1 million of affiliate management fees during the three months ended March 31, 2010 related to this agreement.

Prior to November 2009, on a quarterly basis, the Company estimated the fair value of all incentive units granted under PGP’s equity based incentive compensation plans that had a put option and compared that value to the value of such incentive units at the date of grant. Any appreciation in the value of the incentive units was expensed based on the percentage of the grant vested. The Company expensed $0.4 million during the three months ended March 31, 2009 with respect to these incentive units.  In November 2009, the put option granted as part of the incentive units was removed.  Subsequently, any appreciation or depreciation in the estimated intrinsic value of the units will not be reflected in earnings of the Company.

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

The accounting policies for each segment are the same as those described in Note 2 above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the years ended (in thousands):

	Net Revenues From External Customers Three Months Ended March 31,
	2010	2009
Diamond Jo Dubuque	$17,272	$19,733
Diamond Jo Worth	21,185	20,065
Evangeline Downs	27,376	32,172
Amelia Belle	12,168	-
Total	$78,001	$71,970

	Segment Operating Earnings (1) Three Months Ended March 31,
	2010	2009

Diamond Jo Dubuque	$5,912	$6,536
Diamond Jo Worth	8,843	7,800
Evangeline Downs	7,912	9,785
Amelia Belle	3,842	—
Total Property Segment Operating Earnings(1)	26,509	24,121
General Corporate	(1,559)	(1,615)
Total Segment Operating Earnings(1)	24,950	22,506
Non-cash equity based compensation	--	(419)
Depreciation and amortization	(7,367)	(6,065)
Pre-opening expense	(10)	-
Development expense	(48)	(82)
Affiliate management fees	(1,435)	(1,318)
Loss on disposal of assets	(9)	(81)
Interest expense, net	(14,316)	(10,742)
Net income	$1,765	$3,799
_______________
(1)
Segment operating earnings is defined as net income plus non-cash equity based compensation, depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets and interest expense, net.

	Interest Expense, net Three Months Ended March 31,		Depreciation and Amortization Three Months Ended March 31,
	2010	2009	2010	2009
General Corporate	$(14,223)	$-	$22	$27
Diamond Jo Dubuque	(578)	(3,598)	2,243	2,054
Diamond Jo Worth	480	(3,013)	1,728	2,185
Evangeline Downs	3	(4,131)	1,886	1,799
Amelia Belle	2	-	1,488	-
Total	$(14,316)	$(10,742)	$7,367	$6,065

	Total Assets
	March 31, 2010	December 31, 2009

General Corporate	$18,988	$26,673
Diamond Jo Dubuque	172,500	174,861
Diamond Jo Worth	84,520	82,692
Evangeline Downs	147,672	143,168
Amelia Belle	114,053	114,540
Total	$537,733	$541,934

	Cash Expenditures for Additions to Long-Lived Assets
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

General corporate	$23	$131
Diamond Jo Dubuque	677	8,130
Diamond Jo Worth	640	679
Evangeline Downs	3,412	1,552
Amelia Belle	3,132	-
Total	$7,884	$10,492

9. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s available for sale  investment and debt instruments at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Available for sale investment	$18,563	$18,563	$14,741	$14,741
8 3/8% senior secured notes	237,600	234,961	241,200	234,778
10 3/4% senior unsecured notes	293,563	297,480	308,050	297,317
Term loan	6,326	6,326	6,697	6,697
Notes payable, capital lease obligations and other financial instruments	1,059	1,050	1,289	1,272
Obligation under Minimum Assessment Agreement	24,912	20,211	19,453	19,812

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

Forward Looking Statements

We make forward-looking statements in this report. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include:

·	statements relating to our plans, intentions, expectations, objectives or goals;

·	statements relating to our future economic performance, business prospects, revenue, income and financial condition, and any underlying assumptions relating to those statements; and

·	statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, our management has made assumptions regarding, among other things, economic trends, customer behaviors, the availability of financing and overall liquidity.

Future performance cannot be ensured.  Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include, but are not limited to:

·
the availability and adequacy of our cash flows to satisfy our obligations, including payment obligations under the 8⅜% senior secured notes and 10¾% senior unsecured notes (collectively, the “PGL Notes”) and the PGL Credit Facility and additional funds required to support capital improvements and development;

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

·
the termination of our operating agreement with our “qualified sponsoring organizations,” the Dubuque Racing Association (“DRA”) and/or the Worth County Development Authority (“WCDA”), or the failure of the DRA and/or the WCDA to continue as our “qualified sponsoring organization;”

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

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

OVERVIEW

Background

We own and operate four casinos located in Iowa and Louisiana.  Our corporate offices are located in Dubuque, Iowa.  Our properties consist of:

1.	Diamond Jo Dubuque operations, which comprise the Diamond Jo casino operations in Dubuque, Iowa and serving the eastern Iowa, northwest Illinois and southwest Wisconsin gaming markets;
2.	Diamond Jo Worth operations, which comprise the Diamond Jo casino operations in Northwood, Iowa serving north central Iowa and south central Minnesota;
3.	EVD operations, which comprise the casino, racetrack and OTB’s operated by EVD in Louisiana, serving the greater Lafayette, Louisiana area; and
4.	Amelia Belle operations, which comprise the Amelia Belle Casino in Amelia, Louisiana serving the southern Louisiana markets.

Our properties offer a variety of amenities including various food and beverage outlets and entertainment venues.

Industry Environment

The gaming industry continues to feel the impact of the downturn in the economy.  Gaming revenues in the State of Iowa declined 3.5% during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Casino operations located along the Mississippi River in far eastern Iowa were hit harder than the rest of the state with the average of seven such casinos posting a 5.4% average decline in casino revenues quarter over quarter.  The Louisiana gaming market continues to see sharp declines in gaming revenue.  As a result of the continued downturn in the oil and gas industry and its impact on discretionary spending, casino operations in the central and southern portions of the state reported an average decline of 9% during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. While we believe the rest of 2010 will continue to be a difficult operating environment, we remain focused on our strategy of providing a great experience for our customers at each of our facilities and pursuing capital projects with attractive returns.

Operations

In February 2010, EVD opened its new event center to the public.  The 23,000 square foot facility can accommodate functions ranging from a small group meeting to a concert for 1,200 people.  In addition, during the first quarter of 2010, we completed our $7.6 million renovation at ABC which includes a remodel of the interior, including new carpet and remodeled restrooms, 260 new slot machines and themes, reconfiguration of the gaming floor, new slot signage, and a new surveillance system in addition to painting of the exterior of the boat. We believe this capital investment will provide a more pleasant experience for our customers which will in turn provide for additional future visits to our property.

                In May 2010,  we expect to open our fifth off-track betting parlor which will be located in St. Martinville Parish, Louisiana.  This new OTB will offer approximately 66 video poker games as well as pari-mutuel wagering and food and beverage options.  In addition, an independent third party operator is currently in the process of constructing an approximately 100-room hotel adjacent to EVD’s racino. The hotel as currently contemplated,  includes at least 25 suites, five meeting rooms,  an indoor pool, and is expected to be completed in early fourth quarter 2010.  Finally, it was recently announced that an independent third party developer and operator will begin construction on a new 60-room hotel in close proximity to our DJW casino.  Ground breaking on the new hotel is expected to take place in May 2010 and is expected to be completed in 2011.

                In addition to these positive developments, we plan to continue to carry out our cost control initiatives which were designed to keep our operations running more efficiently in order to maintain our strong operating margins while maintaining a high level of service that our customers have come to expect from us.

Results of Operations

 The following table sets forth certain information concerning our results of operations for the three months ended March 31, 2010 and 2009.

Statement of Operations Data

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Net Revenues:
Diamond Jo Dubuque	$17,272	$19,733
Diamond Jo Worth	21,185	20,065
Evangeline Downs	27,376	32,172
Amelia Belle (1)	12,168	-
Consolidated net revenues	$78,001	$71,970
Income from Operations:
Diamond Jo Dubuque	$3,679	$4,491
Diamond Jo Worth	6,244	4,796
Evangeline Downs	5,634	7,412
Amelia Belle (1)	2,262	-
General corporate (2)	(1,738)	(2,158)
Consolidated income from operations	$16,081	$14,541
Income from Operations Margins:
Diamond Jo Dubuque	21.3%	22.8%
Diamond Jo Worth	29.5%	23.9%
Evangeline Downs	20.6%	23.0%
Amelia Belle (1)	18.6%	-
Consolidated income from operations margin (2)	20.6%	20.2%
_____________________________

(1)	We acquired Amelia Belle on October 22, 2009, and its operating results are included only from the acquisition date.

(2)	General corporate operating loss was impacted by an expense for non-cash equity based compensation of $0.4 million for the three months ended March 31, 2009.

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Consolidated net revenues on a same store basis decreased $6.2 million, or 8%, to $65.8 million for the three months ended March 31, 2010 from $72.0 million for the three months ended March 31, 2009.  Same store basis for quarter over quarter comparisons does not reflect operating results related to our acquisition of ABC.  While DJW reported a 6% increase in net revenues primarily due to a 4% increase in casino revenues, net revenues at DJL dropped 12% during the first quarter of 2010 compared to 2009.  This decrease is primarily due to (i) disruptions in business due to record amounts of snowfall in Dubuque, Iowa in January and February, 2010, (ii) construction related disruptions at DJL’s closest competitor, Mystique Casino, during the first quarter of 2009 related to their casino remodel which was completed in April 2009 and (iii) a stabilization of DJL’s market share in its primary gaming market following the opening of its new casino facility in December 2008.  EVD continued to be impacted by a decline in discretionary spending as a direct result in the downturn in the oil and gas industry in southern Louisiana in the first quarter of 2010 compared to the first quarter of 2009.  On average, casino revenues at other south Louisiana casinos declined approximately 9% during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  In addition, net revenue at ABC during the first quarter of 2010 was $12.2 million.

DJL’s casino revenues decreased by $2.3 million, or 12%, to $16.9 million for the three months ended March 31, 2010 from $19.2 million for the three months ended March 31, 2009 as a result of the negative weather impact, the construction at Mystique Casino in 2009 and stabilization of DJL’s market share as discussed above.  DJL’s slot revenue decreased to $15.5 million for the three months ended March 31, 2010 from $17.5 million for the three months ended March 31, 2009 and DJL’s table game revenue decreased to $1.4 million for the three months ended March 31, 2010 compared to $1.7 million for the three months ended March 31, 2009.

DJW’s casino revenues increased $0.8 million to $20.0 million for the three months ended March 31, 2010 from $19.2 million for the three months ended March 31, 2009.  DJW’s slot revenue increased $0.3 million to $18.1 million for the three months ended March 31, 2010 from $17.8 million for the three months ended March 31, 2009 and DJW’s table game revenue increased $0.5 million to $1.9 million for the three months ended March 31, 2010 compared to $1.4 million for the three months ended March 31, 2009.

EVD’s casino revenues declined 12% to $24.0 million for the three months ended March 31, 2010 from $27.3 million for the three months ended March 31, 2009, which management believes is due primarily to the downturn in the oil and gas industry in southern Louisiana as discussed above.

Casino revenues at ABC were $13.0 million for the three months ended March 31, 2010 including $11.8 million of slot revenue and $1.2 million of table game revenue.  First quarter 2010 results reflect the impact of disruptions on the casino floor during much of the quarter as a result of ABC’s $7.6 million casino renovation.

Casino operating expenses on a same store basis decreased 9% to $24.9 million for the three months ended March 31, 2010 from $27.4 million for the three months ended March 31, 2009 due primarily to a decrease in gaming taxes as a result of a decrease in casino revenues and a decrease in other operating casino expenses resulting from managements cost control initiatives.   Casino expenses at ABC for the three months ended March 31, 2010 were $5.7 million.

Promotional allowances as a percentage of casino revenues on a same-store basis increased to 11.2% during the three months ended March 31, 2010 from 9.9% during the three months ended March 31, 2009, due primarily to increases in promotional allowances at EVD, which were intended to increase customer visits during the current economic downturn.   In addition, promotional allowances as a percentage of casino revenues at ABC were 15.4%.

Racing revenues at EVD for the three months ended March 31, 2010 decreased 17% to $2.5 million for the three months ended March 31, 2010 from $3.0 million for the three months ended March 31, 2009.  We believe this decrease is consistent with an industry trend of decreased wagering on horse racing throughout the United States.

Video poker revenues at EVD decreased 25% for the three months ended March 31, 2010 to $1.2 million compared to $1.6 million for the three months ended March 31, 2009 which we believe is due primarily to the downturn in the economy in Louisiana as discussed above as well as increased competition from truck stops offering video poker in the areas in which some of our OTBs operate.

Food and beverage revenues on a same store basis decreased 9% to $5.3 million during the three months ended March 31, 2010 compared to $5.8 million during the three months ended March 31, 2009.  This decrease is attributable to declines in food and beverage revenues at DJL and EVD due to decreased customer visits and reductions in discretionary spending as a result of the current economic conditions. However, despite the decrease in revenues, we were able to improve food and beverage margins for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 by reducing food and beverage expenses by 20% on a same store basis.  These reductions were achieved through the implementation of managements cost control initiatives including adjusting hours of operations in the various food outlets.  Food and beverage revenues and expenses at ABC for the three months ended March 31, 2010 were $1.1 million and $0.5 million, respectively.

Other revenues on a same store basis increased $0.4 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due primarily to an increase in convenience store revenues resulting from an increase in gallons of fuel sold and an increase in fuel prices over the first quarter of 2009.  Consistent with this increase in gasoline sales, DJW realized an increase in other expenses.

Selling, general and administrative expenses on a same store basis decreased 11% to $11.3 million for the three months ended March 31, 2010 from $12.8 million for the three months ended March 31, 2009. This decrease is a direct result of the implementation of managements cost control initiatives.   In addition, the Company reported a $0.5 million decrease in corporate selling, general and administrative expenses primarily due to a $0.4 million non-cash charge in the first quarter of 2009 associated with the PGP incentive units granted to certain executive officers of the Company.  Selling, general and administrative expenses at ABC for the three months ended 2010 were $2.1 million.

Depreciation expense increased $1.3 million due primarily to depreciation and amortization expense at ABC of $1.5 million for the three months ended 2010.

Affiliate management fees were $1.3 million on a same store basis for each of the three months ended March 31, 2010 and 2009 relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW.  Affiliate management fees at ABC for the three months ended March 31, 2010 were $0.1 million.

Operating income margins at DJL dropped slightly to 21.3% for the three months ended March 31, 2010 from 22.8% for the three months ended March 31, 2009 due primarily to a 12% decrease in casino revenues as discussed above.  Operating income margins at DJW increased to 29.5% for the three months ended March 31, 2010 from 23.9% for the three months ended March 31, 2009 due to (i) a $0.5 million decrease in depreciation expense as certain assets reached the end of their depreciable lives after the first quarter 2009 and (ii) a continued focus by the Company to maintain optimal labor levels and control operating costs.  EVD’s operating income margins declined to 20.6% for the three months ended March 31, 2010 from 23.0% for the three months ended March 31, 2009 primarily due to (i) a 12% decrease in casino revenues as discussed above and (ii) the increased promotional expenses as discussed above.  Operating income margin at ABC for the three months ended March 31, 2010 was 18.6% and was negatively impacted by items discussed above including a high level of promotional allowances as well as disruptions on the casino floor related to the remodel of the facility.

Other expense, net of interest income, increased $3.6 million for the three months ended March 31, 2010 from the three months ended March 31, 2009 primarily due to the Company’s debt refinancing activities in 2009 including additional debt incurred to fund the acquisition of ABC.

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

            LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance decreased $12.6 million to $21.9 million at March 31, 2010 from $34.5 million at December 31, 2009.

Cash flows from operating activities were a negative $3.1 million during the three months ended March 31, 2010, a decrease of $24.8 million when compared to $21.7 million during the three months ended March 31, 2009.  This decrease is primarily attributed to the timing of our semi-annual interest payments on our senior notes for which the Company made a $27.8 million payment in February 2010. Prior to August 2009, interest payments on the Company’s previously redeemed senior secured notes were due and paid in the second and fourth quarters.

Cash flows used in investing activities during the three months ended March 31, 2010 was $7.9 million consisting primarily of (i) payments of $3.1 million related to the remodel at ABC and $2.1 million related to the completion of the event center and beginning construction on a new OTB at EVD and (ii) outflows of $2.6 million primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures.

Cash flows used in financing activities during the three months ended March 31, 2010 of $1.6 million reflects principal payments on debt of $0.6 million, member distributions of $0.7 million and payments of deferred financing costs of $0.3 million.

As of March 31, 2010, the Company had no outstanding advances under the PGL Credit Facility. In addition, as of March 31, 2010, the Company had outstanding letters of credit under the PGL Credit Facility of approximately $1.7 million resulting in available borrowings thereunder of $56.8 million.

Financing Activities

Our financing activities may have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no significant changes to our financing activities during the three months ended March 31, 2010.

General

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations and (ii) available borrowings under the PGL Credit Facility. Contractual restrictions and other provisions contained in the agreements governing our consolidated indebtedness, including the PGL Credit Facility and the indentures governing the PGL Notes, limit or restrict our ability to use the funds available to us through, among other things, limitations on capital expenditures, investments, and distributions.

    As of March 31, 2010, the Company has approximately $1.0 million of payments to be made to complete the remodel of the Amelia Belle riverboat. Our other capital expenditures for the next 12 months related to EVD’s development of an event center and a new OTB located in St. Martinville Parish, Louisiana are expected to be approximately $0.8 million and $1.6 million, respectively.  Remaining capital expenditures for the Company for the next 12 months, excluding amounts discussed above, are expected to be approximately $9.7 million.

   The Company’s debt maturities for the next 12 months are expected to be approximately $2.0 million.  The Company’s member distributions to PGP for the next 12 months are expected to be approximately $3.5 million. In addition, in November 2009, EVD entered into a loan agreement with the third party developer of the hotel at EVD in which EVD has agreed to loan the developer up to $2.3 million through November 15, 2010, subject to certain terms and conditions, the proceeds of which are to be used toward the development of the hotel.

  We plan to finance the foregoing expected cash requirements with: (i) a portion of the available cash on hand (excluding amounts needed for normal operations); (ii) cash generated from operations; and (iii) if necessary, available borrowings under the PGL Credit Facility.  There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.

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

CONTRACTUAL OBLIGATIONS

   A table of our contractual obligations as of December 31, 2009 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes to our contractual obligations during the three months ended March 31, 2010.

OFF-BALANCE SHEET TRANSACTIONS

Other than as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, cash flows, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2010.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowings under the PGL Credit Facility. As of March 31, 2010, the Company had no outstanding borrowings under the PGL Credit Facility.   We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $58.5 million at March 31, 2010) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.6 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate available for sale investment and debt borrowings. Our fixed rate available for sale investment is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to future indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate available for sale investment and debt borrowings as of March 31, 2010 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Available for sale investment	2011 - 2037	7.5%		$ 18,563	$ 18,563	(1)
8 ⅜% senior secured notes	Aug 15, 2015	8.375%		234,961	237,600	(2)
10 ¾% senior unsecured notes	Aug 15, 2017	10.75%		297,480	293,563	(2)
Senior credit facility	January 15, 2014	6	% (3)	-	-
Term loan	December 1, 2013	6.5%		6,326	6,326	(2)
Notes payable, capital lease obligations and other financial instruments	2010 - 2011	6.4% - 8.6%		1,050	1,059	(2)
Obligation under Minimum Assessment Agreement	2011 - 2037		N/A	20,211	24,912	(2)

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

(2)           Represents fair value as of March 31, 2010 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of March 31, 2010.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2010, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

During the 2010 first quarter, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information in response to this Item 1 is incorporated by reference to the disclosure regarding DCI’s investigation of certain consulting fees paid by PGP to WCE set forth in Note 6 “Commitments and Contingencies” in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on May 17, 2010.

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

DIAMOND JO WORTH, LLC

By:	/s/ M. BRENT STEVENS
M. Brent Stevens
Chief Executive Officer

By:	/s/ JONATHAN SWAIN
Jonathan Swain
Chief Operating Officer

By:	/s/ NATALIE A. SCHRAMM
Natalie A. Schramm
Chief Financial Officer

BELLE OF ORLEANS, L.L.C.

By:	/s/ M. BRENT STEVENS
M. Brent Stevens
Chief Executive Officer

By:	/s/ JONATHAN SWAIN
Jonathan Swain
Chief Operating Officer

By:	/s/ NATALIE A. SCHRAMM
Natalie A. Schramm
Chief Financial Officer