Form 10-Q
period 2010-06-30
PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2010-08-16
CIK 1235662, 1299109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

PENINSULA GAMING, LLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)
	June 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$35,357	$34,537
Restricted cash—purse settlements	6,309	4,400
Accounts receivable, net	4,697	3,147
Receivables from affiliates	43	40
Inventories	1,349	1,520
Prepaid expenses and other assets	6,251	3,600
Total current assets	54,006	47,244
PROPERTY AND EQUIPMENT, NET	283,615	287,229
OTHER ASSETS:
Deferred financing costs, net of amortization of $5,100 and $3,919, respectively	24,777	25,705
Goodwill	85,308	85,308
Licenses and other intangibles	78,329	78,237
Deposits and other assets	3,806	3,470
Investment available for sale	18,563	14,741
Total other assets	210,783	207,461
TOTAL	$548,404	$541,934

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,998	$3,180
Construction payable	644	3,155
Purse settlement payable	8,349	6,070
Accrued payroll and payroll taxes	6,111	5,916
Accrued interest	20,094	21,455
Other accrued expenses	12,887	12,343
Payable to affiliates	535	290
Current maturities of long-term debt and leases	1,830	2,172
Total current liabilities	55,448	54,581

LONG-TERM LIABILITIES:
8 ⅜% senior secured notes, net of discount	235,148	234,778
10 ¾% senior notes, net of discount	297,647	297,317
Term loan	4,388	5,183
Notes and leases payable, net of discount	40	22
Obligation under Minimum Assessment Agreement	18,691	18,852
Other liabilities	970	976
Total long-term liabilities	556,884	557,128
Total liabilities	612,332	611,709

COMMITMENTS AND CONTINGENCIES (Note 6)
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(74,651)	(76,780)
Note receivable from owner	(1,733)	(1,723)
Accumulated other comprehensive income (loss)	3,456	(272)
Total member’s deficit	(63,928)	(69,775)
TOTAL	$548,404	$541,934

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
REVENUES:
Casino	$75,625	$63,898	$149,544	$129,655
Racing	5,343	5,828	7,865	8,854
Video poker	1,093	1,395	2,281	2,979
Food and beverage	6,804	6,215	13,202	11,993
Other	3,015	2,717	5,793	5,058
Less promotional allowances	(9,412)	(6,610)	(18,218)	(13,126)
Total net revenues	82,468	73,443	160,467	145,413

EXPENSES:
Casino	31,057	26,560	61,665	53,950
Racing	4,770	5,041	7,212	7,925
Video poker	875	1,034	1,754	2,096
Food and beverage	4,488	4,269	8,467	8,570
Other	2,171	1,973	3,869	3,457
Selling, general and administrative	13,706	11,705	27,150	24,467
Depreciation and amortization	7,459	5,908	14,826	11,973
Pre-opening expense	16	-	25	-
Development expense	(20)	126	28	208
Affiliate management fees	1,523	1,421	2,960	2,739
(Gain) loss on disposal of assets	29	(56)	38	25
Total expenses	66,074	57,981	127,994	115,410

INCOME FROM OPERATIONS	16,394	15,462	32,473	30,003

OTHER INCOME (EXPENSE):
Interest income	453	499	991	1,007
Interest expense, net of amounts capitalized	(14,900)	(10,933)	(29,755)	(22,183)
Total other expense	(14,447)	(10,434)	(28,764)	(21,176)

NET INCOME	$1,947	$5,028	$3,709	$8,827

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	COMMON MEMBER’S INTEREST	ACCUMU-LATED DEFICIT	NOTE RECEIVABLE FROM OWNER	ACCUMULATED OTHER COMPRE-HENSIVE LOSS	TOTAL MEMBER’S DEFICIT	COMPRE-HENSIVE INCOME (LOSS)

BALANCE, DECEMBER 31, 2009	$9,000	$(76,780)	$(1,723)	$(272)	$(69,775)
Net income		3,709			3,709	$3,709
Unrealized gain on available for sale security				3,728	3,728	3,728
Loan to owner			(10)		(10)	-
Member distributions		(1,580)			(1,580)	-
Comprehensive income						$7,437
BALANCE, JUNE 30, 2010	$9,000	$(74,651)	$(1,733)	$3,456	$(63,928)

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,709	$8,827
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,826	11,973
Non-cash interest	2,454	2,705
Non-cash equity based and other compensation	244	613
Loss on disposal of assets	38	25
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(1,909)	(2,493)
Receivables	(2,440)	(2,549)
Receivables from affiliates	(3)	-
Inventories	171	(451)
Prepaid expenses and other assets	(1,971)	774
Accounts payable	4,009	2,694
Accrued expenses	(1,164)	840
Payable to affiliates	245	522
Net cash flows from operating activities	18,209	23,480

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(126)	(195)
Business acquisition and licensing costs	(222)	(1,246)
Deposit under purchase agreement	-	(10,000)
Construction project development costs	(7,310)	(15,054)
Purchase of property and equipment	(6,154)	(4,785)
Proceeds from sale of property and equipment	145	669
Net cash flows from investing activities	(13,667)	(30,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(733)	(17)
Principal payments on debt	(1,155)	(5,222)
Proceeds from senior credit facilities	8,000	29,700
Payments on senior credit facilities	(8,000)	(22,000)
Loan to owner	(10)	—
Member distributions	(1,824)	(11,635)
Net cash flows from financing activities	(3,722)	(9,174)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	820	(16,305)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,537	38,705

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,357	$22,400

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$28,407	$19,570

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired, but not paid	$1,009	$2,311
Property and equipment acquired in exchange for obligation under Minimum Assessment Agreement	-	1,989
Unrealized gain on available for sale investment	3,728	7,975
Liability settled in exchange for property and equipment	-	4,104

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

2. Summary of Significant Accounting Policies

Goodwill and Licenses and Other Intangible Assets— There were no changes in the carrying amount of goodwill during the six months ended June 30, 2010.   Licenses and other intangibles are summarized as follows (in thousands):

	June 30, 2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,368	$-	$72,368
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(142)	1,993
Customer relationships and customer list	242	(36)	206
Total	$78,507	$(178)	$78,329

	December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,146	$-	$72,146
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(36)	2,099
Customer relationships and customer list	242	(12)	230
Total	$78,285	$(48)	$78,237

Amortization expense for intangible assets for the three and six months ended June 30, 2010 was $0.1 million.  There was no amortization expense for intangible assets for the three and six months ended June 30, 2009.   Annual amortization expense for intangible assets is expected to be $0.3 million per year for 2010 and 2011 and $0.2 million per year for 2012 through 2014.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the intrinsic values of equity based compensation, the fair value of DJW’s investment in $23.0 million in aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”), the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets, and the estimated liabilities for slot club awards.

Recently Issued Accounting Standards— In April 2010, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the accounting for casino base jackpot liabilities.  This guidance is effective for 2011.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

3. Property and Equipment

Property and equipment at June 30, 2010 and December 31, 2009 is summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Land and land improvements	$19,727	$19,701
Buildings, riverboat and improvements	254,690	244,419
Furniture, fixtures and equipment	100,635	96,062
Computer equipment	12,978	12,004
Vehicles	795	677
Construction in progress	765	6,916
Subtotal	389,590	379,779
Accumulated depreciation	(105,975)	(92,550)
Property and equipment, net	$283,615	$287,229

Depreciation expense for the three months ended June 30, 2010 and 2009 was $7.4 million and $5.9 million, respectively.  Depreciation expense for the six months ended June 30, 2010 and 2009 was $14.7 million and $12.0 million, respectively.

4. Debt

Long-term debt consists of the following (in thousands):
	June 30, 2010	December 31, 2009
8 3/8% senior secured notes due August 15, 2015, net of discount of $4,852 and $5,222, respectively, secured by substantially all the assets of the Company and its subsidiaries and the equity of the Company	$235,148	$234,778
10 3/4% senior unsecured notes due August 15, 2017, net of discount of $7,353 and $7,683, respectively	297,647	297,317
Term loan under a loan and security agreement of PGL, DJL and EVD with American Trust & Savings Bank, interest rate at 6.5%, due in installments through December 1, 2013, secured by certain assets of DJL	5,952	6,697
Notes payable and capital lease obligations, net of discount of $3 and $16, respectively, interest rates at 6.4% - 14.4%, due 2010 – 2015	306	680
Total debt	539,053	539,472
Less current portion	(1,830)	(2,172)
Total long term debt	$537,223	$537,300

As of June 30, 2010, the Company had no outstanding advances under its $58.5 million senior secured credit facility (the “PGL Credit Facility”). In addition, as of June 30, 2010, the Company had outstanding letters of credit under the PGL Credit Facility of $1.7 million resulting in available borrowings thereunder of $56.8 million.

As of June 30, 2010, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness.

5. Fair Value Measurements

Under generally accepted accounting principles (“GAAP”), certain assets and liabilities must be measured at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company had two financial instruments that must be measured at fair value in the financial statements: (i) an available for sale investment and (ii) a derivative. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value.

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

The Company had no Level 1 or Level 2 financial instruments at June 30, 2010 and December 31, 2009. The Company had one Level 3 financial instrument at June 30, 2010 and December 31, 2009.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s Level 3 financial asset that is required to be measured at fair value as of June 30, 2010 and December 31, 2009, which is classified as “Investment available for sale” in the balance sheets (in thousands):

	Total Carrying Value at June 30, 2010	Fair Value Measurements at June 30, 2010	Total Carrying Value at December 31, 2009	Fair Value Measurements at December 31, 2009
Investment available for sale	$18,563	$18,563	$14,741	$14,741

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
	Investment available for sale	Investment available for sale	Derivative liability, not designated as a hedging instrument
Balance at beginning of the reporting period	$18,563	$11,973	$(929)
Total gains (losses) (realized or unrealized):
Included in earnings	48	42	(32)
Included in other comprehensive income (loss)	(48)	3,872	-
Transfers in or out of Level 3	-	-	-
Purchases, sales, issuances and settlements	-	-	135
Ending balance at June 30, 2010 and 2009	$18,563	$15,887	$(826)

Gains (losses) included in earnings attributable to the change	Included in interest income	Included in interest income	Included in interest expense
in unrealized gains or losses relating to assets/liabilities
still held at the reporting date	$48	$42	$(32)

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	Investment available for sale	Investment available for sale	Derivative liability, not designated as a hedging instrument
Balance at beginning of the year	$14,741	$7,828	$(790)
Total gains (losses) (realized or unrealized):
Included in earnings	94	84	(171)
Included in other comprehensive income (loss)	3,728	7,975	-
Transfers in or out of Level 3	-	-	-
Purchases, sales, issuances and settlements	-	-	135
Ending balance at June 30, 2010 and 2009	$18,563	$15,887	$(826)

Gains (losses) included in earnings attributable to the change	Included in interest income	Included in interest income	Included in interest expense
in unrealized gains or losses relating to assets/liabilities
still held at the reporting date	$94	$84	$(171)

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

In November 2009, PGP paid $25,000 in consulting fees to Webster County Entertainment, LLC (“WCE”) in connection with a potential casino development opportunity.  Sometime after PGP's payment of such consulting fees, certain principals of WCE made contributions to the Iowa Governor’s re-election campaign, which contributions were disclosed in accordance with all applicable laws.  In March 2010, the Company became aware that the Iowa Department of Criminal Investigation (“DCI”) was investigating whether the consulting fees paid by PGP to WCE violated Iowa's campaign finance laws prohibiting making political contributions in the name of another.  While the Company understands that the DCI investigation is currently ongoing, no charges have been filed and, based on the Company’s own internal review and advice of outside legal counsel, the Company is confident that it has not violated any law.  Accordingly, the Company does not expect the outcome of such investigation to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

7. Related Party Transactions

During the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, the Company distributed $1.2 million, $0.9 million, $1.8 million, and $1.6 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members and (iii) tax, accounting, licensure, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions. In addition, during the three months ended June 30, 2009, the Company made a $10.0 million cash member distribution to PGP, which was subsequently re-contributed by PGP to the Company in July 2009.

During the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, the Company expensed $0.1 million, $0.1 million, $0.2 million, and $0.2 million, respectively, as affiliate management fees related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA (an affiliate) a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.2 million, $0.2 million, $0.4 million, and $0.4 million in affiliate management fees payable to OEDA during the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, respectively.

In accordance with a management services agreement between DJW and PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, DJW expensed management fees of $0.7 million, $0.6 million, $1.3 million, and $1.2 million during the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, respectively.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreement, EVD, DJW and ABC must each pay the board member a fee equal to 2.5% of EVD’s, DJW’s and ABC’s earnings before interest, taxes, depreciation, amortization and charges associated with the impairment of assets, development expenses, pre-opening expenses, management and consulting fees, corporate allocations, gains or losses on the disposal of assets and extraordinary gains or losses, in each case, applicable to such period.  EVD expensed $0.2 million, $0.3 million, $0.4 million, and $0.5 million of affiliate management fees during the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, respectively, related to this agreement.   DJW expensed $0.2 million, $0.2 million, $0.5 million, and $0.4 million of affiliate management fees during the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, respectively, related to this agreement.  ABC expensed $0.1 million and $0.2 million during the three and six months ended June 30, 2010, respectively, related to this agreement.

Prior to November 2009, on a quarterly basis, the Company estimated the fair value of all incentive units granted under PGP’s equity based incentive compensation plans to executive officers of PGL that had a put option and compared that value to the value of such incentive units at the date of grant. Any appreciation in the value of the incentive units was expensed based on the percentage of the grant vested. The Company expensed less than $0.1 million during the three months ended June 30, 2009 and $0.4 million during the six months ended June 30, 2009 with respect to these incentive units.  In November 2009, the put option granted as part of the incentive units was removed.  Subsequently, any appreciation or depreciation in the estimated intrinsic value of the units will not be reflected in earnings of the Company.

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

The tables below present information about reported segments as of and for the periods ended (in thousands):

	Net Revenues From External Customers Three Months Ended June 30,		Net Revenues From External Customers Six Months Ended June 30,
	2010	2009	2010	2009
Diamond Jo Dubuque	$17,192	$17,933	$34,463	$37,666
Diamond Jo Worth	22,181	21,644	43,367	41,709
Evangeline Downs	30,962	33,866	58,338	66,038
Amelia Belle	12,133	—	24,299	—
Total	$82,468	$73,443	$160,467	$145,413

	Segment Operating Earnings Three Months Ended June 30, (1)		Segment Operating Earnings Six Months Ended June 30, (1)
	2010	2009	2010	2009
Diamond Jo Dubuque	$5,829	$5,823	$11,740	$12,359
Diamond Jo Worth	9,258	8,761	18,102	16,561
Evangeline Downs	8,104	9,803	16,015	19,588
Amelia Belle	3,921	—	7,763	—
Total Property Segment Operating Earnings (1)	27,112	24,387	53,620	48,508
General Corporate	(1,711)	(1,527)	(3,270)	(3,142)
Total Segment Operating Earnings (1)	25,401	22,860	50,350	45,366
Non-cash equity based compensation	—	1	—	(418)
Depreciation and amortization	(7,459)	(5,908)	(14,826)	(11,973)
Pre-opening expense	(16)	—	(25)	—
Development expense	20	(126)	(28)	(208)
Affiliate management fees	(1,523)	(1,421)	(2,960)	(2,739)
Gain (loss) on disposal of assets	(29)	56	(38)	(25)
Interest expense, net	(14,447)	(10,434)	(28,764)	(21,176)
Net income	$1,947	$5,028	$3,709	$8,827

(1)
Segment operating earnings is defined as net income plus non-cash equity based compensation, depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, and interest expense, net, less gain on disposal of assets.

	Interest Expense, net Three Months Ended June 30,		Interest Expense, net Six Months Ended June 30,
	2010	2009	2010	2009
General Corporate	$(14,370)	$-	$(28,594)	$-
Diamond Jo Dubuque	(573)	(3,689)	(1,151)	(7,287)
Diamond Jo Worth	489	(2,925)	968	(5,938)
Evangeline Downs	4	(3,820)	8	(7,951)
Amelia Belle	3	-	5	-
Total	$(14,447)	$(10,434)	$(28,764)	$(21,176)

	Depreciation and Amortization Three Months Ended June 30,		Depreciation and Amortization Six Months Ended June 30,
	2010	2009	2010	2009
General Corporate	$40	$29	$62	$56
Diamond Jo Dubuque	2,312	2,317	4,555	4,371
Diamond Jo Worth	1,557	1,850	3,285	4,035
Evangeline Downs	2,015	1,712	3,901	3,511
Amelia Belle	1,535	-	3,023	-
Total	$7,459	$5,908	$14,826	$11,973

	Total Assets
	June 30, 2010	December 31, 2009

General Corporate	$18,908	$26,673
Diamond Jo Dubuque	171,991	174,861
Diamond Jo Worth	89,679	82,692
Evangeline Downs	151,512	143,168
Amelia Belle	116,314	114,540
Total	$548,404	$541,934

	Cash Expenditures for Additions to Long-Lived Assets
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

General Corporate	$581	$153
Diamond Jo Dubuque	1,615	15,007
Diamond Jo Worth	1,501	2,150
Evangeline Downs	6,103	3,775
Amelia Belle	3,886	-
Total	$13,686	$21,085

9. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s available for sale investment and debt instruments at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Available for sale investment	$18,563	$18,563	$14,741	$14,741
8 3/8% senior secured notes	241,200	235,148	241,200	234,778
10 3/4% senior unsecured notes	304,238	297,647	308,050	297,317
Term loan	5,952	5,952	6,697	6,697
Notes payable, capital lease obligations and other financial instruments	823	820	1,289	1,272
Obligation under Minimum Assessment Agreement	25,327	20,612	19,453	19,812

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

    10. Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$1,947	$5,028	$3,709	$8,827
Unrealized gain (loss) on available for sale security	(48)	3,872	3,728	7,975
Comprehensive income	$1,899	$8,900	$7,437	$16,802

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

Future performance cannot be ensured.  Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include, but are not limited to:

·
the availability and adequacy of our cash flows to satisfy our obligations, including payment obligations under the 8⅜% senior secured notes and 10 ¾% senior unsecured notes (collectively, the “PGL Notes”) and the PGL Credit Facility and additional funds required to support capital improvements and development;

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

Industry Environment

The gaming industry continues to feel the impact of the downturn in the economy.  Gaming revenues in the State of Iowa declined 1.2% during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and 2.3% during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Casino operations located along the Mississippi River in far eastern Iowa were hit harder than the rest of the state with the average of seven such casinos posting a 4.2% and 4.8% average decline in casino revenues for the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, respectively.  This decline is primarily due to declines in the Davenport and Bettendorf, Iowa market which saw a combined 8% decline in gaming revenues during the six months ended June 30, 2010 while the remodeled casino in Rock Island, Illinois captured their lost market share and showed a 15% increase in gaming revenues over the six months ended June 30, 2010.  The Dubuque market, consisting of DJL and the Mystique Casino, declined 1.8% and 3.2% during the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively.  The Louisiana gaming market continues to see sharp declines in gaming revenue.  As a result of the continued downturn in the oil and gas industry and its impact on discretionary spending, casino operations in the central and southern portions of the state reported an average decline of 5% during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and an average decline of 8% during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Although both the Iowa and Louisiana regions discussed above showed declines in gaming revenues year over year for the second quarter, it is encouraging to note that the decreases were less than the declines noted in the first quarter of 2010 compared to the first quarter of 2009. While we believe the rest of 2010 will continue to be a difficult operating environment, we remain focused on our strategy of providing a great experience for our customers at each of our facilities and pursuing capital projects with attractive returns.

Operations

In February 2010, EVD opened its new event center to the public.  The 23,000 square foot facility can accommodate functions ranging from a small group meeting to a concert for 1,200 people.  In addition, during the first quarter of 2010, we completed our $7.6 million renovation at ABC which includes a remodel of the interior, including new carpet and remodeled restrooms, 260 new slot machines and themes, reconfiguration of the gaming floor, new slot signage, and a new surveillance system in addition to painting of the exterior of the boat. We believe this capital investment has and will continue to provide a more pleasant experience for our customers which will in turn provide for additional future visits to our property.

              In June 2010, EVD opened its fifth off-track betting parlor which is located in St. Martinville, Louisiana which offers pari-mutuel wagering and food and beverage options.  In August 2010, EVD expects to also offer approximately 66 video poker games at this new OTB.

              A third party developer and operator is currently constructing a 117-room hotel adjacent to EVD’s racino. The hotel will include 41 suites, two meeting rooms, an indoor pool, and is expected to open to the public in October 2010.  In addition, in May 2010 an independent third party developer and operator began construction on a new 60-room hotel in close proximity to our DJW casino.  The hotel is expected to be completed in the first quarter of 2011.

In addition to these positive developments, we plan to continue to carry out our cost control initiatives which were designed to keep our operations running more efficiently in order to maintain our strong operating margins while maintaining a high level of service that our customers have come to expect from us.

Results of Operations

Our results of operations below include the consolidated results of operations of the Company, DJL, EVD and DJW for the three and six months ended June 30, 2010 and 2009 and the results of operations of ABC for the three and six months ended June 30, 2010.

Statement of Operations Data
	Three Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Net Revenues:
Diamond Jo Dubuque	$17,192	$17,933
Diamond Jo Worth	22,181	21,644
Evangeline Downs	30,962	33,866
Amelia Belle (1)	12,133	-
Consolidated net revenues	$82,468	$73,443
Income from Operations:
Diamond Jo Dubuque	$3,505	$3,498
Diamond Jo Worth	6,768	6,021
Evangeline Downs	5,703	7,669
Amelia Belle (1)	2,284	-
General corporate	(1,866)	(1,726)
Consolidated income from operations	$16,394	$15,462
Income from Operations Margins:
Diamond Jo Dubuque	20.4%	19.5%
Diamond Jo Worth	30.5%	27.8%
Evangeline Downs	18.4%	22.6%
Amelia Belle (1)	18.8%	-
Consolidated income from operations margin	19.9%	21.1%
_____________________________

(1)	We acquired Amelia Belle on October 22, 2009, and its operating results are included only from the acquisition date.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Consolidated net revenues on a same store basis decreased $3.1 million, or 4%, to $70.3 million for the three months ended June 30, 2010 from $73.4 million for the three months ended June 30, 2009.  Same store basis for quarter over quarter comparisons does not reflect operating results related to our acquisition of ABC.  While DJW reported a 2% increase in net revenues primarily due to a 1% increase in casino revenues, net revenues at DJL dropped 4% during the second quarter of 2010 compared to 2009.  While gaming revenue in DJL’s primary market did show a decline of approximately 2%, DJL was able to increase its market share by 1% during the second quarter of 2010 over the second quarter of 2009.  EVD continued to be impacted by a decline in discretionary spending as a direct result in the downturn in the oil and gas industry in southern Louisiana in the second quarter of 2010 compared to the second quarter of 2009.  EVD’s 6% decline in casino revenues is consistent with the average declines in casino revenues at other south Louisiana casinos during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  In addition, net revenue at ABC during the second quarter of 2010 was $12.1 million.

DJL’s casino revenues remained flat quarter over quarter at $17.6 million while DJW’s casino revenues increased $0.3 million to $20.7 million for the three months ended June 30, 2010 from $20.4 million for the three months ended June 30, 2009.

EVD’s casino revenues declined 6% to $24.4 million for the three months ended June 30, 2010 from $25.9 million for the three months ended June 30, 2009, which management believes is due primarily to the downturn in the oil and gas industry in southern Louisiana as discussed above.

Casino revenues at ABC were $13.0 million for the three months ended June 30, 2010.

Casino operating expenses on a same store basis decreased 4% to $25.5 million for the three months ended June 30, 2010 from $26.6 million for the three months ended June 30, 2009 due primarily to a $0.5 million decrease in gaming taxes and purse supplements as a result of a decrease in casino revenues and a decrease in other operating casino expenses including a $0.5 million decrease in slot lease expense, resulting from managements cost control initiatives.   Casino expenses at ABC for the three months ended June 30, 2010 were $5.6 million.

Promotional allowances as a percentage of casino revenues on a same-store basis increased to 11.8% during the three months ended June 30, 2010 from 10.3% during the three months ended June 30, 2009.  Each of our properties saw an increase in promotional expense which was the result of an effort to drive additional customer visits in the current economic environment.  In addition, promotional allowances as a percentage of casino revenues at ABC were 15.3%.

Racing revenues at EVD for the three months ended June 30, 2010 decreased 9% to $5.3 million for the three months ended June 30, 2010 from $5.8 million for the three months ended June 30, 2009.  We believe this decrease is consistent with an industry trend of decreased wagering on horse racing throughout the United States.  Racing expenses declined generally due to the lower racing revenue volume,

Video poker revenues at EVD decreased 21% for the three months ended June 30, 2010 to $1.1 million compared to $1.4 million for the three months ended June 30, 2009 which we believe is due primarily to the downturn in the economy in Louisiana as discussed above as well as increased competition from truck stops offering video poker in the areas in which some of our OTBs operate.  We expect to begin operating video poker machines at our new St. Martinville OTB in August 2010.  Video poker expenses declined generally due to the lower video poker revenue volume.

Food and beverage revenues on a same store basis decreased 6% to $5.8 million during the three months ended June 30, 2010 compared to $6.2 million during the three months ended June 30, 2009.  This decrease is attributable to declines in food and beverage revenues at DJL and EVD due to decreased customer visits and reductions in discretionary spending as a result of the current economic conditions. However, despite the decrease in revenues, we were able to improve food and beverage margins for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 by reducing food and beverage expenses by 8% on a same store basis.  These reductions were achieved through the implementation of managements cost control initiatives including adjusting hours of operations in the various food outlets.  Food and beverage revenues and expenses at ABC for the three months ended June 30, 2010 were $1.0 million and $0.6 million, respectively.

Other revenues on a same store basis increased $0.2 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due primarily to an increase in convenience store revenues at DJW resulting from an increase in gallons of fuel sold and an increase in fuel prices over the second quarter of 2009.  Consistent with this increase in gasoline sales, DJW realized an increase in other expenses.  Other revenue at ABC for the three months ended June 30, 2010 was $0.1 million.

Selling, general and administrative expenses on a same store basis remained substantially unchanged at $11.6 million for the three months ended June 30, 2010 and $11.7 million for the three months ended June 30, 2009. Selling, general and administrative expenses at ABC for the three months ended June 30, 2010 were $2.1 million.

Depreciation expense increased $1.6 million due primarily to depreciation and amortization expense at ABC of $1.5 million for the three months ended June 30, 2010.

Affiliate management fees were $1.4 million on a same store basis for each of the three months ended June 30, 2010 and 2009 and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW.  Affiliate management fees at ABC for the three months ended June 30, 2010 were $0.1 million.

Despite the decline in net revenues, operating income margins at DJL increased to 20.4% for the three months ended June 30, 2010 from 19.5% for the three months ended June 30, 2009 due to a continued focus by the Company to maintain optimal labor levels and control operating costs.  Operating income margins at DJW increased to 30.5% for the three months ended June 30, 2010 from 27.8% for the three months ended June 30, 2009 due to (i) a $0.3 million decrease in depreciation expense as certain assets reached the end of their depreciable lives during the second quarter 2009 and (ii) a continued focus by the Company to maintain optimal labor levels and control operating costs.  EVD’s operating income margins declined to 18.4% for the three months ended June 30, 2010 from 22.6% for the three months ended June 30, 2009 primarily due to (i) a 6% decrease in casino revenues as discussed above (ii) the increased promotional expenses as discussed above and (iii) a $0.3 million increase in depreciation expense due primarily to depreciation on assets related to the Event Center which was completed in February 2010 and depreciation on assets related to its new OTB in St. Martinville which opened in June 2010.  Operating income margin at ABC for the three months ended June 30, 2010 was 18.8% and was negatively impacted by a high level of promotional allowances.

Other expense, net of interest income, increased $4.0 million for the three months ended June 30, 2010 from the three months ended June 30, 2009 primarily due to the Company’s debt refinancing activities in 2009 including additional debt incurred to fund the acquisition of ABC.

Statement of Operations Data

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Net Revenues:
Diamond Jo Dubuque	$34,463	$37,666
Diamond Jo Worth	43,367	41,709
Evangeline Downs	58,338	66,038
Amelia Belle (1)	24,299	-
Consolidated net revenues	$160,467	$145,413
Income from Operations:
Diamond Jo Dubuque	$7,183	$7,989
Diamond Jo Worth	13,012	10,817
Evangeline Downs	11,336	15,081
Amelia Belle (1)	4,546	-
General corporate (2)	(3,604)	(3,884)
Consolidated income from operations	$32,473	$30,003
Income from Operations Margins:
Diamond Jo Dubuque	20.8%	21.2%
Diamond Jo Worth	30.0%	25.9%
Evangeline Downs	19.4%	22.8%
Amelia Belle (1)	18.7%	-
Consolidated income from operations margin (2)	20.2%	20.6%
_____________________________

(1)	We acquired Amelia Belle on October 22, 2009, and its operating results are included only from the acquisition date.

(2)	General corporate operating loss was impacted by an expense for non-cash equity based compensation of $0.4 million for the six months ended June 30, 2009.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Consolidated net revenues on a same store basis decreased $9.2 million, or 6%, to $136.2 million for the six months ended June 30, 2010 from $145.4 million for the six months ended June 30, 2009.  Same store basis for six months ended June 30, 2010 over six months ended June 30, 2009 comparisons does not reflect operating results related to our acquisition of ABC.  While DJW reported a 4% increase in net revenues primarily due to a 3% increase in casino revenues, net revenues at DJL decreased 9% during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  This decrease is primarily due to (i) disruptions in business due to record amounts of snowfall in Dubuque, Iowa in January and February, 2010, (ii) construction related disruptions at DJL’s closest competitor, Mystique Casino, during the first quarter of 2009 related to their casino remodel which was completed in April 2009 (iii) a stabilization of DJL’s market share in its primary gaming market following the opening of its new casino facility in December 2008 and (iv) an overall decline in gaming revenue in its primary gaming market.  EVD continued to be impacted by a decline in discretionary spending as a direct result in the downturn in the oil and gas industry in southern Louisiana in the first two quarters of 2010 compared to the first two quarters of 2009.  EVD’s 9% decline in casino revenues is consistent with the average declines in casino revenues at other south Louisiana casinos during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  In addition, net revenue at ABC during the six months ended June 30, 2010 was $24.3 million.

DJL’s casino revenues decreased by $2.3 million, or 6%, to $34.5 million for the six months ended June 30, 2010 from $36.8 million for the six months ended June 30, 2009 as a result of the negative weather impact, the construction at Mystique Casino in 2009, stabilization of DJL’s market share and overall decline in its primary gaming market as discussed above.

DJW’s casino revenues increased $1.0 million to $40.6 million for the six months ended June 30, 2010 from $39.6 million for the six months ended June 30, 2009.

EVD’s casino revenues declined 9% to $48.4 million for the six months ended June 30, 2010 from $53.2 million for the six months ended June 30, 2009, which management believes is due primarily to the downturn in the oil and gas industry in southern Louisiana as discussed above and is consistent with the average declines in casino revenues at other south Louisiana casinos during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Casino revenues at ABC were $26.0 million for the six months ended June 30, 2010.  The first two months of 2010 reflects the impact of disruptions on the casino floor during much of the quarter as a result of ABC’s $7.6 million casino renovation.

Casino operating expenses on a same store basis decreased 7% to $50.4 million for the six months ended June 30, 2010 from $53.9 million for the six months ended June 30, 2009 due primarily to a $2.0 million decrease in gaming taxes and horse purse supplements as a result of a decrease in casino revenues and a decrease in other operating casino expenses, including a $0.8 million decrease in slot lease expense, resulting from managements cost control initiatives.   Casino expenses at ABC for the six months ended June 30, 2010 were $11.3 million.

Promotional allowances as a percentage of casino revenues on a same-store basis increased to 11.5% during the six months ended June 30, 2010 from 10.1% during the six months ended June 30, 2009.  Each of our properties saw an increase in promotional expense which was the result of an effort to drive additional customer visits in the current economic environment.  In addition, promotional allowances as a percentage of casino revenues at ABC were 15.4%.

Racing revenues at EVD for the six months ended June 30, 2010 decreased 11% to $7.9 million for the six months ended June 30, 2010 from $8.9 million for the six months ended June 30, 2009.  We believe this decrease is consistent with an industry trend of decreased wagering on horse racing throughout the United States.  Racing expenses declined generally due to the lower racing revenue volume.

Video poker revenues at EVD decreased 23% for the six months ended June 30, 2010 to $2.3 million compared to $3.0 million for the six months ended June 30, 2009 which we believe is due primarily to the downturn in the economy in Louisiana as discussed above as well as increased competition from truck stops offering video poker in the areas in which some of our OTBs operate.  We expect to begin operating video poker machines at our new St. Martinville OTB in August 2010.  Video poker expenses declined generally due to the lower video poker revenue volume.

Food and beverage revenues on a same store basis decreased 8% to $11.1 million during the six months ended June 30, 2010 compared to $12.0 million during the six months ended June 30, 2009.  This decrease is attributable to declines in food and beverage revenues at DJL and EVD due to decreased customer visits and reductions in discretionary spending as a result of the current economic conditions. However, despite the decrease in revenues, we were able to improve food and beverage margins for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 by reducing food and beverage expenses by 14% on a same store basis.  These reductions were achieved through the implementation of management’s cost control initiatives including adjusting hours of operations in the various food outlets.  Food and beverage revenues and expenses at ABC for the six months ended June 30, 2010 were $2.1 million and $1.1 million, respectively.

Other revenues on a same store basis increased $0.6 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due primarily to an increase in convenience store revenues at DJW resulting from an increase in gallons of fuel sold and an increase in fuel prices over the first two quarters of 2009.  Consistent with this increase in gasoline sales, DJW realized an increase in other expenses.  Other revenue at ABC for the six months ended June 30, 2010 was $0.2 million.

Selling, general and administrative expenses on a same store basis decreased 6% to $23.0 million for the six months ended June 30, 2010 from $24.5 million for the six months ended June 30, 2009.  Of the $1.5 million decrease, $0.4 million relates to a non-cash charge in the first six months of 2009 associated with the PGP incentive units granted to certain executive officers of the Company.  The remainder of the decrease is a direct result of the implementation of management’s cost control initiatives. Selling, general and administrative expenses at ABC for the six months ended June 30, 2010 were $4.2 million.

Depreciation expense increased $2.9 million due primarily to depreciation and amortization expense at ABC of $3.0 million for the six months ended June 30, 2010.

Affiliate management fees were $2.8 million and $2.7 million on a same store basis for the six months ended June 30, 2010 and 2009, respectively and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW.  Affiliate management fees at ABC for the six months ended June 30, 2010 were $0.2 million.

Operating income margins at DJL remained substantially unchanged at 20.8% for the six months ended June 30, 2010 and 21.2% for the six months ended June 30, 2009.  Operating income margins at DJW increased to 30.0% for the six months ended June 30, 2010 from 25.9% for the six months ended June 30, 2009 due to (i) a $0.7 million decrease in depreciation expense as certain assets reached the end of their depreciable lives during the second quarter 2009 and (ii) a continued focus by the Company to maintain optimal labor levels and control operating costs.  EVD’s operating income margins declined to 19.4% for the six months ended June 30, 2010 from 22.8% for the six months ended June 30, 2009 primarily due to (i) a 9% decrease in casino revenues as discussed above and (ii) the increased promotional expenses as discussed above.  Operating income margin at ABC for the six months ended June 30, 2010 was 18.7% and was negatively impacted by items discussed above including a high level of promotional allowances as well as disruptions on the casino floor in the first quarter related to the remodel of the facility.

Other expense, net of interest income, increased $7.6 million for the six months ended June 30, 2010 from the six months ended June 30, 2009 primarily due to the Company’s debt refinancing activities in 2009 including additional debt incurred to fund the acquisition of ABC.

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

            LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance increased $0.8 million to $35.3 million at June 30, 2010 from $34.5 million at December 31, 2009.

Cash flows from operating activities were $18.2 million during the six months ended June 30, 2010, a decrease of $5.3 million when compared to $23.5 million during the six months ended June 30, 2009.  This decrease is primarily attributed to an increase in interest paid as a result of additional debt incurred to fund the acquisition of ABC partially offset by operating cash flows from ABC as a result of the acquisition in October 2009.

Cash flows used in investing activities during the six months ended June 30, 2010 was $13.7 million consisting primarily of (i) payments of $3.7 million related to the remodel at ABC and $3.6 million related to the completion of the event center and new OTB at EVD and (ii) outflows of $6.2 million primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures.  General maintenance capital expenditures are capital expenditures that relate to the replacement of or major renewals and improvements to our existing fixed assets.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.  Examples of general maintenance capital expenditures during the six months ended June 30, 2010, excluding slot machines and slot machine conversions, include improvements to our existing owned and leased buildings, surveillance upgrades and improvements and the replacement of servers and other computer equipment.

Cash flows used in financing activities during the six months ended June 30, 2010 of $3.7 million reflects principal payments on debt of $1.2 million, member distributions of $1.8 million and payments of deferred financing costs of $0.7 million.

As of June 30, 2010, the Company had no outstanding advances under the PGL Credit Facility. In addition, as of June 30, 2010, the Company had outstanding letters of credit under the PGL Credit Facility of approximately $1.7 million resulting in available borrowings thereunder of $56.8 million.

Financing Activities

 Our financing activities may have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no significant changes to our financing activities during the six months ended June 30, 2010.

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

    As of June 30, 2010, the Company has approximately $0.2 million of payments to be made to complete the remodel of the Amelia Belle riverboat, $0.2 million of payments to be made for EVD’s event center, and $0.7 million of payments to be made for EVD’s new OTB located in St. Martinville, Louisiana.  Remaining capital expenditures for the next 12 months, excluding amounts discussed above, are expected to be approximately $5 million.

   The Company’s debt maturities for the next 12 months are expected to be approximately $1.8 million.  The Company’s member distributions to PGP for the next 12 months are expected to be approximately $5.5 million. In addition, in November 2009, EVD entered into a loan agreement with the third party developer of the hotel at EVD in which EVD has agreed to loan the developer up to $2.3 million through November 15, 2010, subject to certain terms and conditions, the proceeds of which are to be used toward the development of the hotel.  Amounts advanced under the loan will bear interest at a rate of 14.5% and shall be paid quarterly in arrears.  Principal payments on the loan are due quarterly beginning November 15, 2010 based on a twenty year amortization schedule. All outstanding principal and interest is due on November 15, 2014. As of June 30, 2010, no advances were made under the loan.

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

CONTRACTUAL OBLIGATIONS

A table of our contractual obligations as of December 31, 2009 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes to our contractual obligations during the six months ended June 30, 2010.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2010.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowings under the PGL Credit Facility. As of June 30, 2010, the Company had no outstanding borrowings under the PGL Credit Facility.   We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $58.5 million at June 30, 2010) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.6 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate available for sale investment and debt borrowings. Our fixed rate available for sale investment is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to future indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate available for sale investment and debt borrowings as of June 30, 2010 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Available for sale investment	2011 - 2037	7.5%		$ 18,563	$ 18,563	(1)
8 ⅜% senior secured notes	Aug 15, 2015	8.375%		235,148	241,200	(2)
10 ¾% senior unsecured notes	Aug 15, 2017	10.75%		297,647	304,238	(2)
Senior credit facility	January 15, 2014	6	% (3)	-	-
Term loan	December 1, 2013	6.5%		5,952	5,952	(2)
Notes payable, capital lease obligations and other financial instruments	2010 - 2015	6.4% - 14.4%		820	823	(2)
Obligation under Minimum Assessment Agreement	2011 - 2037	N	/A	20,612	25,327	(2)

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

(2)           Represents fair value as of June 30, 2010 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of June 30, 2010.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of  June 30, 2010, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

During the six months ended June 30, 2010, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

            ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description

10.1	First Amendment to Amended and Restated Loan Agreement, dated June 15, 2010 by and among Peninsula Gaming, LLC, Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Belle of Orleans, L.L.C. and Diamond Jo Worth, LLC, as borrowers, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and agent for the lenders - incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Form 8-K filed June 18, 2010.

31.1	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on Auguat 16, 2010.

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