Form 10-Q
period 2010-09-30
PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2010-11-12
CIK 1235662, 1299109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

PENINSULA GAMING, LLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)
	September 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,572	$34,537
Restricted cash—purse settlements	4,870	4,400
Accounts receivable, net	3,361	3,147
Receivables from affiliates	40	40
Inventories	1,341	1,520
Prepaid expenses and other assets	5,247	3,600
Total current assets	38,431	47,244
PROPERTY AND EQUIPMENT, NET	277,126	287,229
OTHER ASSETS:
Deferred financing costs, net of amortization of $5,716 and $3,919, respectively	24,163	25,705
Goodwill	85,308	85,308
Licenses and other intangibles	78,369	78,237
Deposits and other assets	5,603	3,470
Investment available for sale	18,581	14,741
Total other assets	212,024	207,461
TOTAL	$527,581	$541,934

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,758	$3,180
Construction payable	-	3,155
Purse settlement payable	6,255	6,070
Accrued payroll and payroll taxes	6,654	5,916
Accrued interest	6,901	21,455
Other accrued expenses	11,785	12,343
Payable to affiliates	719	290
Current maturities of long-term debt and leases	1,680	2,172
Total current liabilities	37,752	54,581

LONG-TERM LIABILITIES:
8 ⅜% senior secured notes, net of discount	235,339	234,778
10 ¾% senior notes, net of discount	297,820	297,317
Term loan	3,981	5,183
Notes and leases payable, net of discount	32	22
Obligation under Minimum Assessment Agreement	18,127	18,852
Other liabilities	961	976
Total long-term liabilities	556,260	557,128
Total liabilities	594,012	611,709

COMMITMENTS AND CONTINGENCIES (Note 6)
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(78,855)	(76,780)
Note receivable from owner	-	(1,723)
Accumulated other comprehensive income (loss)	3,424	(272)
Total member’s deficit	(66,431)	(69,775)
TOTAL	$527,581	$541,934
See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
REVENUES:
Casino	$75,480	$63,915	$225,022	$193,569
Racing	4,571	4,832	12,436	13,685
Video poker	1,089	1,190	3,370	4,170
Food and beverage	6,941	5,586	20,143	17,580
Other	3,540	2,965	9,333	8,023
Less promotional allowances	(9,673)	(7,233)	(27,890)	(20,358)
Total net revenues	81,948	71,255	242,414	216,669

EXPENSES:
Casino	30,304	25,790	91,969	79,739
Racing	4,223	4,368	11,435	12,294
Video poker	906	950	2,660	3,047
Food and beverage	4,555	4,089	13,022	12,658
Other	2,512	2,233	6,380	5,691
Selling, general and administrative	14,035	8,902	41,185	33,370
Depreciation and amortization	7,315	5,872	22,142	17,845
Pre-opening expense	8	-	33	-
Development expense	-	496	28	704
Affiliate management fees	1,535	1,356	4,493	4,094
Loss on disposal of assets	17	1,958	54	1,983
Total expenses	65,410	56,014	193,401	171,425

INCOME FROM OPERATIONS	16,538	15,241	49,013	45,244

OTHER INCOME (EXPENSE):
Interest income	680	498	1,672	1,505
Interest expense, net of amounts capitalized	(14,929)	(13,437)	(44,684)	(35,621)
Loss on early retirement of debt	-	(22,475)	-	(22,475)
Total other expense	(14,249)	(35,414)	(43,012)	(56,591)

NET INCOME (LOSS)	$2,289	$(20,173)	$6,001	$(11,347)

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	COMMON MEMBER’S INTEREST	ACCUMU-LATED DEFICIT	NOTE RECEIVABLE FROM OWNER	ACCUMU-LATED OTHER COMPRE-HENSIVE INCOME (LOSS)	TOTAL MEMBER’S DEFICIT	COMPRE- HENSIVE INCOME

BALANCE, DECEMBER 31, 2009	$9,000	$(76,780)	$(1,723)	$(272)	$(69,775)
Net income		6,001			6,001	$6,001
Unrealized gain on available for sale security				3,696	3,696	3,696
Loan to owner			(10)		(10)	-
Repayment of loan by owner			1,733		1,733	-
Member distributions		(8,076)			(8,076)	-
Comprehensive income						$9,697
BALANCE, SEPTEMBER 30, 2010	$9,000	$(78,855)	$-	$3,424	$(66,431)

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,001	$(11,347)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	22,142	17,845
Non-cash interest	3,382	3,944
Loss on early retirement of debt	-	22,475
Non-cash equity based and other compensation	374	(2,124)
Loss on disposal of assets	54	1,983
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(470)	(292)
Receivables	(1,095)	(1,509)
Inventories	179	(126)
Prepaid expenses and other assets	(371)	1,778
Accounts payable	773	(854)
Accrued expenses	(15,351)	1,518
Payable to affiliates	429	(149)
Net cash flows from operating activities	16,047	33,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(229)	(328)
Advances under note receivable to related party	(2,300)	-
Business acquisition and licensing costs	(329)	(1,361)
Deposit under purchase agreement	-	(10,000)
Construction project development costs	(8,265)	(16,648)
Purchase of property and equipment	(6,864)	(6,438)
Proceeds from sale of property and equipment	159	675
Net cash flows from investing activities	(17,828)	(34,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(737)	(15,117)
Principal payments on debt	(1,720)	(392,347)
Proceeds from senior notes	-	531,537
Proceeds from senior credit facilities	16,000	29,700
Payments on senior credit facilities	(16,000)	(60,200)
Loan to owner	(10)	-
Proceeds from repayment of loan by owner	1,733	-
Member distributions	(8,450)	(2,670)
Net cash flows from financing activities	(9,184)	90,903

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,965)	89,945

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,537	38,705

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,572	$128,650

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$55,170	$33,393

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired, but not paid	$91	$2,059
Property and equipment acquired in exchange for obligation under Minimum Assessment Agreement	-	1,989
Unrealized gain on available for sale investment	3,696	6,773
Liability settled in exchange for property and equipment	-	4,104

See notes to condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Goodwill and Licenses and Other Intangible Assets— There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2010.   Licenses and other intangibles are summarized as follows (in thousands):

	September 30, 2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,475	$-	$72,475
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(196)	1,939
Customer relationships and customer list	242	(49)	193
Total	$78,614	$(245)	$78,369

	December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,146	$-	$72,146
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(36)	2,099
Customer relationships and customer list	242	(12)	230
Total	$78,285	$(48)	$78,237

Amortization expense for intangible assets for the three and nine months ended September 30, 2010 was $0.1 million and $0.2 million, respectively.  There was no amortization expense for intangible assets for the three and nine months ended September 30, 2009.  Annual amortization expense for intangible assets is expected to be $0.3 million per year for 2010 and 2011 and $0.2 million per year for 2012 through 2014.

Note Receivable— In 2009 EVD made a $0.7 million investment in a third party venture (representing an ownership interest of approximately 13.5%) whose primary purpose is to design, develop and operate a hotel adjacent to EVD's casino.  In accordance with a loan agreement entered into in November 2009 with the third party developer of the hotel at EVD, EVD loaned the developer $2.3 million during the third quarter of 2010, the proceeds of which were used toward the development of the hotel.  Amounts advanced under the loan bear interest at a rate of 14.5% and shall be paid quarterly in arrears.  Principal payments on the loan are due quarterly beginning November 15, 2010 based on a twenty year amortization schedule. All outstanding principal and interest is due on November 15, 2014.  This note receivable is recorded on the balance sheet at outstanding principal.  At September 30, 2010, $2.2 million of this note receivable is included in Deposits and other assets and $0.1 million is included in Prepaid expenses and other assets.

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

3. Property and Equipment

Property and equipment at September 30, 2010 and December 31, 2009 is summarized as follows (in thousands):
	September 30, 2010	December 31, 2009
Land and land improvements	$19,747	$19,701
Buildings, riverboat and improvements	254,747	244,419
Furniture, fixtures and equipment	101,558	96,062
Computer equipment	13,226	12,004
Vehicles	782	677
Construction in progress	126	6,916
Subtotal	390,186	379,779
Accumulated depreciation	(113,060)	(92,550)
Property and equipment, net	$277,126	$287,229

Depreciation expense for the three months ended September 30, 2010 and 2009 was $7.2 million and $5.9 million, respectively.  Depreciation expense for the nine months ended September 30, 2010 and 2009 was $21.9 million and $17.8 million, respectively.

4. Debt

Long-term debt consists of the following (in thousands):
	September 30, 2010	December 31, 2009
8 3/8% senior secured notes due August 15, 2015, net of discount of $4,661 and $5,222, respectively, secured by substantially all the assets of the Company and its subsidiaries and the equity of the Company	$235,339	$234,778
10 3/4% senior unsecured notes due August 15, 2017, net of discount of $7,180 and $7,683, respectively	297,820	297,317
Term loan under a loan and security agreement of PGL, DJL and EVD with American Trust & Savings Bank, interest rate at 6.5%, due in installments through December 1, 2013, secured by certain assets of DJL	5,571	6,697
Notes payable and capital lease obligations, net of discount of $0 and $16, respectively, interest rates at 6.4% - 14.4%, due 2010 – 2015	122	680
Total debt	538,852	539,472
Less current portion	(1,680)	(2,172)
Total long term debt	$537,172	$537,300

As of September 30, 2010, the Company had no outstanding advances under its $58.5 million senior secured credit facility (the “PGL Credit Facility”). In addition, as of September 30, 2010, the Company had outstanding letters of credit under the PGL Credit Facility of $1.7 million resulting in available borrowings thereunder of $56.8 million.

As of September 30, 2010, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness.

5. Fair Value Measurements

Under generally accepted accounting principles (“GAAP”), certain assets and liabilities must be measured at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company had two financial instruments that must be measured at fair value in the financial statements: (i) an available for sale investment and (ii) a derivative. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

The Company had no Level 1 or Level 2 financial instruments at September 30, 2010 and December 31, 2009. The Company had one Level 3 financial instrument at September 30, 2010 and December 31, 2009.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s Level 3 financial asset that is required to be measured at fair value as of September 30, 2010 and December 31, 2009, which is classified as “Investment available for sale” in the balance sheets (in thousands):

	Total Carrying Value at September 30, 2010	Fair Value Measurements at September 30, 2010	Total Carrying Value at December 31, 2009	Fair Value Measurements at December 31, 2009
Investment available for sale	$18,581	$18,581	$14,741	$14,741

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
	Investment available for sale	Investment available for sale	Derivative liability, not designated as a hedging instrument
Balance at beginning of the reporting period	$18,563	$15,887	$(826)
Total gains (losses) (realized or unrealized):
Included in earnings	50	44	826
Included in other comprehensive income (loss)	(32)	(1,202)	-
Transfers in or out of Level 3	-	-	-
Purchases, sales, issuances and settlements	-	-	-
Ending balance at September 30, 2010 and 2009	$18,581	$14,729	$-

Gains included in earnings attributable to the change	Included in interest income	Included in interest income
in unrealized gains or losses relating to assets
still held at the reporting date	$50	$44

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	Investment available for sale	Investment available for sale	Derivative liability, not designated as a hedging instrument
Balance at beginning of the year	$14,741	$7,828	$(790)
Total gains (losses) (realized or unrealized):
Included in earnings	144	128	655
Included in other comprehensive income (loss)	3,696	6,773	-
Transfers in or out of Level 3	-	-	-
Purchases, sales, issuances and settlements	-	-	135
Ending balance at September 30, 2010 and 2009	$18,581	$14,729	$-

Gains included in earnings attributable to the change	Included in interest income	Included in interest income
in unrealized gains or losses relating to assets
still held at the reporting date	$144	$128

6. Commitments and Contingencies

 Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as sole manager of the Company and as members of PGP, respectively.

On November 5, 2009, the Louisiana Gaming Enforcement Section issued a Significant Action/Violation Report (“SAR”) alleging that the internal controls of the Amelia Belle Casino were violated. The issue was resolved in September 2010 and was settled for $16,500.

In November 2009, PGP paid $25,000 in consulting fees to Webster County Entertainment, LLC (“WCE”) in connection with a potential casino development opportunity.  Sometime after PGP's payment of such consulting fees, certain principals of WCE made contributions to the Iowa Governor’s re-election campaign.  In March 2010, the Company became aware that the Iowa Department of Criminal Investigation (“DCI”) was investigating whether the consulting fees paid by PGP to WCE violated Iowa's campaign finance laws prohibiting making political contributions in the name of another.  On October 11, 2010, a special prosecutor for the State of Iowa filed charges against  PGP, Brent Stevens, Chairman and Chief Executive Officer of PGP and the Company, and Jonathan Swain, Chief Operating Officer of PGP and the Company, charging each with misdemeanor violations of state campaign finance laws related to making a campaign contribution in the name of another and failing to disclose a campaign contribution.

Based upon the Company's internal review and advice of outside legal counsel, the Company believes that neither it nor any of its employees has violated any laws.  Accordingly, the Company does not expect the outcome of such legal proceedings to have an adverse effect on its financial condition, results of operations or cash flows.

Except as set forth above, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

7. Related Party Transactions

During the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, the Company distributed $4.9 million, $1.0 million, $6.7 million, and $2.7 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members and (iii) tax, accounting, licensure, legal and administrative costs and expenses related to PGP.  In September 2010, the Company made a $1.7 million cash distribution which was recorded as a member distribution to PGP, the proceeds of which were used by PGP to repay all of the outstanding principal and interest on a loan due to the Company.  Such loan was previously recorded as a note receivable within Total Member's Deficit.

During the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, the Company expensed $0.1 million, $0.1 million, $0.4 million, and $0.3 million, respectively, as affiliate management fees related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA (an affiliate) a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.2 million, $0.2 million, $0.5 million, and $0.6 million in affiliate management fees payable to OEDA during the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, respectively.

In accordance with a management services agreement between DJW and PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, DJW expensed management fees of $0.7 million, $0.7 million, $2.0 million, and $1.9 million during the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, respectively.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreement, EVD, DJW and ABC must each pay the board member a fee equal to 2.5% of EVD’s, DJW’s and ABC’s earnings before interest, taxes, depreciation, amortization and charges associated with the impairment of assets, development expenses, pre-opening expenses, management and consulting fees, corporate allocations, gains or losses on the disposal of assets and extraordinary gains or losses, in each case, applicable to such period.  EVD expensed $0.2 million, $0.2 million, $0.6 million, and $0.7 million of affiliate management fees during the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, respectively, related to this agreement.   DJW expensed $0.2 million, $0.2 million, $0.7 million, and $0.6 million of affiliate management fees during the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, respectively, related to this agreement.  ABC expensed $0.1 million and $0.3 million during the three and nine months ended September 30, 2010, respectively, related to this agreement.

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

The tables below present information about reported segments as of and for the periods ended (in thousands):

	Net Revenues From External Customers Three Months Ended September 30,		Net Revenues From External Customers Nine Months Ended September 30,
	2010	2009	2010	2009
Diamond Jo Dubuque	$17,681	$18,288	$52,144	$55,953
Diamond Jo Worth	22,792	22,301	66,158	64,011
Evangeline Downs	29,071	30,666	87,409	96,705
Amelia Belle	12,404	—	36,703	—
Total	$81,948	$71,255	$242,414	$216,669

	Segment Operating Earnings Three Months Ended September 30, (1)		Segment Operating Earnings Nine Months Ended September 30, (1)
	2010	2009	2010	2009
Diamond Jo Dubuque	$6,226	$6,440	$17,966	$18,799
Diamond Jo Worth	9,716	9,289	27,818	25,850
Evangeline Downs	7,320	7,706	23,335	27,294
Amelia Belle	3,916	—	11,679	—
Total Property Segment Operating Earnings (1)	27,178	23,435	80,798	71,943
General Corporate	(1,765)	(1,343)	(5,035)	(4,485)
Total Segment Operating Earnings (1)	25,413	22,092	75,763	67,458
Non-cash equity based compensation	-	2,831	-	2,412
Depreciation and amortization	(7,315)	(5,872)	(22,142)	(17,845)
Pre-opening expense	(8)	-	(33)	-
Development expense	-	(496)	(28)	(704)
Affiliate management fees	(1,535)	(1,356)	(4,493)	(4,094)
Loss on disposal of assets	(17)	(1,958)	(54)	(1,983)
Interest expense, net	(14,249)	(12,939)	(43,012)	(34,116)
Loss on early retirement of debt	-	(22,475)	-	(22,475)
Net income (loss)	$2,289	$(20,173)	$6,001	$(11,347)

(1)
Segment operating earnings is defined as net income (loss) plus non-cash equity based compensation, depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, interest expense, net, and loss on early retirement of debt.

	Interest Expense, net Three Months Ended September 30,		Interest Expense, net Nine Months Ended September 30,
	2010	2009	2010	2009
General Corporate	$(14,219)	$(8,707)	$(42,812)	$(8,707)
Diamond Jo Dubuque	(574)	(1,785)	(1,724)	(9,073)
Diamond Jo Worth	492	(868)	1,459	(6,806)
Evangeline Downs	49	(1,579)	57	(9,530)
Amelia Belle	3	-	8	-
Total	$(14,249)	$(12,939)	$(43,012)	$(34,116)

	Depreciation and Amortization Three Months Ended September 30,		Depreciation and Amortization Nine Months Ended September 30,
	2010	2009	2010	2009
General Corporate	$55	$26	$117	$82
Diamond Jo Dubuque	2,313	2,245	6,868	6,616
Diamond Jo Worth	1,433	1,694	4,719	5,729
Evangeline Downs	1,970	1,907	5,871	5,418
Amelia Belle	1,544	-	4,567	-
Total	$7,315	$5,872	$22,142	$17,845

	Total Assets
	September 30, 2010	December 31, 2009

General Corporate	$18,388	$26,673
Diamond Jo Dubuque	166,501	174,861
Diamond Jo Worth	81,836	82,692
Evangeline Downs	145,912	143,168
Amelia Belle	114,944	114,540
Total	$527,581	$541,934

	Cash Expenditures for Additions to Long-Lived Assets
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

General Corporate	$579	$253
Diamond Jo Dubuque	1,851	15,570
Diamond Jo Worth	1,529	3,108
Evangeline Downs	7,180	5,516
Amelia Belle	4,319	-
Total	$15,458	$24,447

9. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s available for sale investment, note receivable and debt instruments at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Available for sale investment	$18,581	$18,581	$14,741	$14,741
Note receivable	2,531	2,300	-	-
8 3/8% senior secured notes	252,000	235,339	241,200	234,778
10 3/4% senior unsecured notes	321,775	297,820	308,050	297,317
Term loan	5,571	5,571	6,697	6,697
Notes payable, capital lease obligations and other financial instruments	647	647	1,289	1,272
Obligation under Minimum Assessment Agreement	24,581	20,051	19,453	19,812

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

 10. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$2,289	$(20,173)	$6,001	$(11,347)
Unrealized gain (loss) on available for sale security	(32)	(1,202)	3,696	6,773
Comprehensive income (loss)	$2,257	$(21,375)	$9,697	$(4,574)

 11. Subsequent Events

Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming. A referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such a referendum took place for DJL and DJW on November 2, 2010, with 81% and 86%, respectively, of the electorate voting on the proposition favoring continued gaming in Dubuque County and Worth County. The next referendum in both Dubuque County and Worth County is scheduled for November 2018.

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

Industry Environment

The gaming industry continues to feel the impact of the downturn in the economy.  The Dubuque market, consisting of DJL and the Mystique Casino, declined 3.9% and 3.6% during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively.  The southern Louisiana gaming market continues to see declines in gaming revenue.  As a result of the continued downturn in the oil and gas industry and its impact on discretionary spending, casino operations in the Baton Rouge, Lake Charles, and EVD gaming markets reported an average decline of 5% during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and an average decline of 7% during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Although revenues continued to decline in EVD’s market, we are encouraged by the fact that the percentage declines compared to the prior year are beginning to show improvements as first and second quarter declines were 10% and 7%, respectively, in that market.  While we believe the rest of 2010 will continue to be a difficult operating environment, we remain focused on our strategy of providing a great experience for our customers at each of our facilities and pursuing capital projects with attractive returns.

Operations

In February 2010, EVD opened its new event center to the public.  The 23,000 square foot facility can accommodate functions ranging from a small group meeting to a concert for 1,200 people.  In addition, during the first quarter of 2010, we completed our $7.5 million renovation at ABC which includes a remodel of the interior, including new carpet and remodeled restrooms, 260 new slot machines and themes, reconfiguration of the gaming floor, new slot signage, and a new surveillance system in addition to painting of the exterior of the boat. We believe this capital investment has and will continue to provide a more pleasant experience for our customers which will in turn provide for additional future visits to our property.

              In June 2010, EVD opened its fifth off-track betting parlor which is located in St. Martinville, Louisiana which offers pari-mutuel wagering and food and beverage options.  In September 2010, EVD began offering video poker at this new OTB and currently has 66 video poker games.

              A third party developer and operator is currently constructing a 117-room hotel adjacent to EVD’s racino. The hotel will include 41 suites, two meeting rooms, an indoor pool, and is expected to open to the public in November 2010.  In addition, in May 2010 an independent third party developer and operator began construction on a new 60-room hotel in close proximity to our DJW casino.  The hotel is expected to be completed in the first quarter of 2011.

Results of Operations

Our results of operations below include the consolidated results of operations of the Company, DJL, EVD and DJW for the three and nine months ended September 30, 2010 and 2009 and the results of operations of ABC for the three and nine months ended September 30, 2010.

Statement of Operations Data

	Three Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Net Revenues:
Diamond Jo Dubuque	$17,681	$18,288
Diamond Jo Worth	22,792	22,301
Evangeline Downs	29,071	30,666
Amelia Belle (1)	12,404	-
Consolidated net revenues	$81,948	$71,255
Income from Operations:
Diamond Jo Dubuque	$3,923	$4,159
Diamond Jo Worth	7,336	6,653
Evangeline Downs	4,972	3,552
Amelia Belle (1)	2,258	-
General corporate (2)	(1,951)	877
Consolidated income from operations	$16,538	$15,241
Income from Operations Margins:
Diamond Jo Dubuque	22.2%	22.7%
Diamond Jo Worth	32.2%	29.8%
Evangeline Downs	17.1%	11.6%
Amelia Belle (1)	18.2%	-
Consolidated income from operations margin (2)	20.2%	21.4%
_____________________________

(1)	We acquired Amelia Belle on October 22, 2009, and its operating results are included only from the acquisition date.

(2)            General corporate operating loss was impacted by a credit for non-cash equity based compensation of $2.8 million for the three months ended September 30, 2009.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Consolidated net revenues on a same store basis decreased $1.7 million, or 2%, to $69.6 million for the three months ended September 30, 2010 from $71.3 million for the three months ended September 30, 2009.  Same store basis for quarter over quarter comparisons does not reflect operating results related to our acquisition of ABC.  While DJW reported a 2% increase in net revenues primarily due to a 2% increase in casino revenues, net revenues at DJL dropped 3% during the third quarter of 2010 compared to 2009.  While gaming revenue in DJL’s primary market did show a decline of 4%, DJL was able to increase its market share by 1% during the third quarter of 2010 over the third quarter of 2009.  EVD continued to be impacted by a decline in discretionary spending as a direct result in the downturn in the oil and gas industry in southern Louisiana in the third quarter of 2010 compared to the third quarter of 2009.  As a result, EVD reported a 5% decline in net revenues, primarily due to casino revenues, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  In addition, net revenue at ABC during the third quarter of 2010 was $12.4 million.

Casino revenues on a same store basis declined 3% to $62.2 million for the three months ended September 30, 2010 from $63.9 million for the three months ended September 30, 2009.  DJL’s casino revenues decreased $0.5 million quarter over quarter to $17.7 million for the three months ended September 30, 2010 from $18.2 million for the three months ended September 30, 2009 while DJW’s casino revenues increased $0.5 million to $21.2 million for the three months ended September 30, 2010 from $20.7 million for the three months ended September 30, 2009.

EVD’s casino revenues declined 7% to $23.3 million for the three months ended September 30, 2010 from $25.0 million for the three months ended September 30, 2009, which management believes is due primarily to the downturn in the oil and gas industry in southern Louisiana as discussed above.

Casino revenues at ABC were $13.3 million for the three months ended September 30, 2010.

Casino operating expenses on a same store basis decreased 4% to $24.8 million for the three months ended September 30, 2010 from $25.8 million for the three months ended September 30, 2009 due primarily to a $0.6 million decrease in gaming taxes and purse supplements as a result of a decrease in casino revenues and a decrease in other operating casino expenses including a $0.3 million decrease in slot lease expense, resulting from management’s cost control initiatives.   Casino expenses at ABC for the three months ended September 30, 2010 were $5.5 million.

Promotional allowances as a percentage of casino revenues on a same-store basis increased to 12.3% during the three months ended September 30, 2010 from 11.3% during the three months ended September 30, 2009.  Each of our properties saw an increase in promotional expense which was the result of an effort to drive additional customer visits in the current economic environment.  In addition, promotional allowances as a percentage of casino revenues at ABC were 15.2%.

Racing revenues at EVD for the three months ended September 30, 2010 decreased 4% to $4.6 million for the three months ended September 30, 2010 from $4.8 million for the three months ended September 30, 2009.  We believe this decrease is consistent with an industry trend of decreased wagering on horse racing throughout the United States.  Racing expenses declined generally due to the lower racing revenue volume.

Video poker revenues at EVD decreased 8% for the three months ended September 30, 2010 to $1.1 million compared to $1.2 million for the three months ended September 30, 2009 which we believe is due primarily to increased competition from truck stops offering video poker in the areas in which some of our OTBs operate.  We began operating video poker machines at our new St. Martinville OTB in September 2010 which offset the overall decline in revenues by $0.1 million.  Video poker expenses declined generally due to the lower video poker revenue volume.

Food and beverage revenues on a same store basis increased 5% to $5.9 million during the three months ended September 30, 2010 compared to $5.6 million during the three months ended September 30, 2009.  This increase is attributable to increases in food and beverage revenues at all properties due primarily to increases in comp food offers in an effort to drive additional customer visits.  In addition to increasing food and beverage revenues, we also improved food and beverage margins for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 in part due to management’s cost control initiatives including adjusting hours of operations in the various food outlets.  Food and beverage revenues and expenses at ABC for the three months ended September 30, 2010 were $1.0 million and $0.7 million, respectively.

Other revenues on a same store basis increased $0.5 million during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due primarily to an increase in convenience store revenues at DJW resulting from an increase in gallons of fuel sold and an increase in fuel prices over the third quarter of 2009.  Consistent with this increase in gasoline sales, DJW realized an increase in other expenses.  Other revenue at ABC for the three months ended September 30, 2010 was $0.1 million.

Selling, general and administrative expenses on a same store basis increased $2.8 million to $11.7 million for the three months ended September 30, 2010 from $8.9 million for the three months ended September 30, 2009.  The increase is due to a $2.8 million credit to non-cash expense in the third quarter of 2009 associated with the PGP incentive units granted to certain executive officers of the Company.   Selling, general and administrative expenses at ABC for the three months ended September 30, 2010 were $2.3 million.

Depreciation and amortization expense increased $1.4 million due primarily to depreciation and amortization expense at ABC of $1.5 million for the three months ended September 30, 2010.

Development expense for the three months ended September 30, 2009 was $0.5 million and primarily related to costs associated with the acquisition of ABC.

Affiliate management fees were $1.4 million on a same store basis for each of the three months ended September 30, 2010 and 2009 and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW.  Affiliate management fees at ABC for the three months ended September 30, 2010 were $0.1 million.

Included in loss on disposal of assets during the three months ended September 30, 2009 is approximately $1.5 million of capitalized design and development costs and disposal costs related to a hotel project design at EVD that were not utilized by the third party operator.

Operating income margins at DJL remained substantially unchanged at 22.2% for the three months ended September 30, 2010 and 22.7% for the three months ended September 30, 2009.  Operating income margins at DJW increased to 32.2% for the three months ended September 30, 2010 from 29.8% for the three months ended September 30, 2009 due to (i) a $0.3 million decrease in depreciation expense as certain assets reached the end of their depreciable lives during the second quarter 2009 and (ii) a continued focus by the Company to maintain optimal labor levels and control operating costs.  EVD’s operating income margins also increased to 17.1% for the three months ended September 30, 2010 from 11.6% for the three months ended September 30, 2009 primarily due to the $1.5 million loss on disposal as discussed above.  Operating income margin at ABC for the three months ended September 30, 2010 was 18.2%.

Interest expense, net of interest income, increased $1.3 million for the three months ended September 30, 2010 from the three months ended September 30, 2009 primarily due to the Company’s debt refinancing activities in 2009 including additional debt incurred to fund the acquisition of ABC.  In addition, during the three months ended September 30, 2009, the Company incurred a $22.5 million loss on early retirement of debt related to this refinancing.

Statement of Operations Data

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Net Revenues:
Diamond Jo Dubuque	$52,144	$55,953
Diamond Jo Worth	66,158	64,011
Evangeline Downs	87,409	96,705
Amelia Belle (1)	36,703	-
Consolidated net revenues	$242,414	$216,669
Income from Operations:
Diamond Jo Dubuque	$11,106	$12,148
Diamond Jo Worth	20,349	17,470
Evangeline Downs	16,308	18,633
Amelia Belle (1)	6,804	-
General corporate (2)	(5,554)	(3,007)
Consolidated income from operations	$49,013	$45,244
Income from Operations Margins:
Diamond Jo Dubuque	21.3%	21.7%
Diamond Jo Worth	30.8%	27.3%
Evangeline Downs	18.7%	19.3%
Amelia Belle (1)	18.5%	-
Consolidated income from operations margin (2)	20.2%	20.9%
_____________________________

(1)	We acquired Amelia Belle on October 22, 2009, and its operating results are included only from the acquisition date.

(2)            General corporate operating loss was impacted by a credit for non-cash equity based compensation of $2.4 million for the nine months ended September 30, 2009.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Consolidated net revenues on a same store basis decreased $11.0 million, or 5%, to $205.7 million for the nine months ended September 30, 2010 from $216.7 million for the nine months ended September 30, 2009.  Same store basis for nine months ended September 30, 2010 over nine months ended September 30, 2009 comparisons does not reflect operating results related to our acquisition of ABC.  While DJW reported a 3% increase in net revenues primarily due to a 2.5% increase in casino revenues, net revenues at DJL decreased 7% during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  This decrease is primarily due to (i) disruptions in business due to record amounts of snowfall in Dubuque, Iowa in January and February 2010, (ii) construction related disruptions at DJL’s closest competitor, Mystique Casino, during the first quarter of 2009 related to their casino remodel which was completed in April 2009 (iii) a stabilization of DJL’s market share in its primary gaming market following the opening of its new casino facility in December 2008 and (iv) an overall decline in gaming revenue in its primary gaming market.  EVD continued to be impacted by a decline in discretionary spending as a direct result in the downturn in the oil and gas industry in southern Louisiana in the first three quarters of 2010 compared to the first three quarters of 2009.  EVD reported a 10% decline in net revenues, primarily due to casino revenues, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 which is consistent with the declines in its closest competitor markets.  In addition, net revenue at ABC during the nine months ended September 30, 2010 was $36.7 million.

Casino revenues on a same store basis declined 4% to $185.7 million for the nine months ended September 30, 2010 from $193.6 million for the nine months ended September 30, 2009.  DJL’s casino revenues decreased by $2.8 million, or 5%, to $52.2 million for the nine months ended September 30, 2010 from $55.0 million for the nine months ended September 30, 2009 as a result of the negative weather impact, the construction at Mystique Casino in 2009, stabilization of DJL’s market share and overall decline in its primary gaming market as discussed above.

DJW’s casino revenues increased $1.5 million to $61.8 million for the nine months ended September 30, 2010 from $60.3 million for the nine months ended September 30, 2009.

EVD’s casino revenues declined 8% to $71.7 million for the nine months ended September 30, 2010 from $78.3 million for the nine months ended September 30, 2009, which management believes is due primarily to the downturn in the oil and gas industry in southern Louisiana as discussed above.

Casino revenues at ABC were $39.3 million for the nine months ended September 30, 2010.  The first two months of 2010 reflects the impact of disruptions on the casino floor during much of the quarter as a result of ABC’s $7.5 million casino renovation.

Casino operating expenses on a same store basis decreased 6% to $75.2 million for the nine months ended September 30, 2010 from $79.7 million for the nine months ended September 30, 2009 due primarily to a $2.6 million decrease in gaming taxes and horse purse supplements as a result of a decrease in casino revenues and a decrease in other operating casino expenses, including a $1.2 million decrease in slot lease expense, resulting from managements cost control initiatives.   Casino expenses at ABC for the nine months ended September 30, 2010 were $16.8 million.

Promotional allowances as a percentage of casino revenues on a same-store basis increased to 11.8% during the nine months ended September 30, 2010 from 10.5% during the nine months ended September 30, 2009.  Each of our properties saw an increase in promotional expense which was the result of an effort to drive additional customer visits in the current economic environment.  In addition, promotional allowances as a percentage of casino revenues at ABC were 15.3%.

Racing revenues at EVD for the nine months ended September 30, 2010 decreased 9% to $12.4 million for the nine months ended September 30, 2010 from $13.7 million for the nine months ended September 30, 2009.  We believe this decrease is consistent with an industry trend of decreased wagering on horse racing throughout the United States.  Racing expenses declined generally due to the lower racing revenue volume.

Video poker revenues at EVD decreased 19% for the nine months ended September 30, 2010 to $3.4 million compared to $4.2 million for the nine months ended September 30, 2009 which we believe is due primarily to the downturn in the economy in Louisiana as discussed above as well as increased competition from truck stops offering video poker in the areas in which some of our OTBs operate.  We began operating video poker machines at our new St. Martinville OTB in September 2010 which offset the overall decline in revenues by $0.1 million.  Video poker expenses declined generally due to the lower video poker revenue volume.

Food and beverage revenues on a same store basis decreased 3% to $17.0 million during the nine months ended September 30, 2010 compared to $17.6 million during the nine months ended September 30, 2009.  This decrease is attributable to declines in food and beverage revenues at DJL and EVD due to decreased customer visits and reductions in discretionary spending as a result of the current economic conditions. However, despite the decrease in revenues, we were able to improve food and beverage margins for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 by reducing food and beverage expenses by 11% on a same store basis.  These reductions were achieved through the implementation of management’s cost control initiatives including adjusting hours of operations in the various food outlets.  Food and beverage revenues and expenses at ABC for the nine months ended September 30, 2010 were $3.1 million and $1.7 million, respectively.

Other revenues on a same store basis increased $1.0 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to a $1.0 million increase in convenience store revenues at DJW resulting from an increase in gallons of fuel sold and an increase in fuel prices over the first three quarters of 2009.  Consistent with this increase in gasoline sales, DJW realized an increase in other expenses.  Other revenue at ABC for the nine months ended September 30, 2010 was $0.3 million.

Selling, general and administrative expenses on a same store basis increased 4% to $34.7 million for the nine months ended September 30, 2010 from $33.4 million for the nine months ended September 30, 2009.  The $1.3 million increase is primarily due to a $2.4 million credit to non-cash expense in the first nine months of 2009 associated with the PGP incentive units granted to certain executive officers of the Company.  The $2.4 million non-cash expense credit is offset by a $1.1 million expense reduction which is primarily a direct result of the implementation of management’s cost control initiatives. Selling, general and administrative expenses at ABC for the nine months ended September 30, 2010 were $6.5 million.

Depreciation and amortization expense increased $4.3 million due primarily to depreciation and amortization expense at ABC of $4.6 million for the nine months ended September 30, 2010.

Development expense for the nine months ended September 30, 2009 was $0.7 million and primarily related to costs associated with the acquisition of ABC.

Affiliate management fees were $4.2 million and $4.1 million on a same store basis for the nine months ended September 30, 2010 and 2009, respectively and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW.  Affiliate management fees at ABC for the nine months ended September 30, 2010 were $0.3 million.

Included in loss on disposal of assets during the nine months ended September 30, 2009 is approximately $1.5 million of capitalized design and development costs and disposal costs related to a hotel project design at EVD that were not utilized by the third party operator.

Operating income margins at DJL remained substantially unchanged at 21.3% for the nine months ended September 30, 2010 and 21.7% for the nine months ended September 30, 2009.  Operating income margins at DJW increased to 30.8% for the nine months ended September 30, 2010 from 27.3% for the nine months ended September 30, 2009 due to (i) a $1.0 million decrease in depreciation expense as certain assets reached the end of their depreciable lives during the second quarter 2009 and (ii) a continued focus by the Company to maintain optimal labor levels and control operating costs.  EVD’s operating income margins declined to 18.7% for the nine months ended September 30, 2010 from 19.3% for the nine months ended September 30, 2009 primarily due to (i) an 8% decrease in casino revenues as discussed above and (ii) the increased promotional expenses as discussed above partially offset by the $1.5 million loss on disposal in 2009 as discussed above.  Operating income margin at ABC for the nine months ended September 30, 2010 was 18.5% and was negatively impacted by disruptions on the casino floor in the first quarter related to the remodel of the facility.

Interest expense, net of interest income, increased $8.9 million for the nine months ended September 30, 2010 from the nine months ended September 30, 2009 primarily due to the Company’s debt refinancing activities in 2009 including additional debt incurred to fund the acquisition of ABC.  In addition, during the nine months ended September 30, 2009, the Company incurred a $22.5 million loss on early retirement of debt related to this refinancing.

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

            LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance decreased $10.9 million to $23.6 million at September 30, 2010 from $34.5 million at December 31, 2009.

Cash flows from operating activities were $16.0 million during the nine months ended September 30, 2010, a decrease of $17.1 million when compared to $33.1 million during the nine months ended September 30, 2009.  This decrease is primarily attributed to the refinancing of our outstanding indebtedness in August 2009 and the timing of interest payments under the new senior notes.  As a result, the Company paid cash interest of $55.2 million during the nine months ended September 30, 2010 compared to $33.4 million during the nine months ended September 30, 2009.  This decrease was partially offset by operating cash flows from ABC as a result of the acquisition in October 2009.

Cash flows used in investing activities during the nine months ended September 30, 2010 was $17.8 million consisting primarily of (i) payments of $3.9 million related to the remodel at ABC and $4.4 million related to the completion of the event center and new OTB at EVD and (ii) outflows of $6.9 million primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures.  General maintenance capital expenditures are capital expenditures that relate to the replacement of or major renewals and improvements to our existing fixed assets.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.  Examples of general maintenance capital expenditures during the nine months ended September 30, 2010, excluding slot machines and slot machine conversions, include improvements to our existing owned and leased buildings, surveillance upgrades and improvements and the replacement of servers and other computer equipment.  In addition, in accordance with a loan agreement entered into in November 2009 with the third party developer of the hotel at EVD, EVD loaned the developer $2.3 million during the third quarter of 2010, the proceeds of which were used toward the development of the hotel.  Amounts advanced under the loan bear interest at a rate of 14.5% and shall be paid quarterly in arrears.  Principal payments on the loan are due quarterly beginning November 15, 2010 based on a twenty year amortization schedule. All outstanding principal and interest is due on November 15, 2014.

Cash flows used in financing activities during the nine months ended September 30, 2010 of $9.2 million reflects principal payments on debt of $1.7 million, member distributions of $8.5 million and payments of deferred financing costs of $0.7 million offset by proceeds of $1.7 million from repayment of a loan due from PGP.

As of September 30, 2010, the Company had no outstanding advances under the PGL Credit Facility. In addition, as of September 30, 2010, the Company had outstanding letters of credit under the PGL Credit Facility of approximately $1.7 million resulting in available borrowings thereunder of $56.8 million.

Financing Activities

 Our financing activities may have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no significant changes to our financing activities during the nine months ended September 30, 2010.

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

    As of September 30, 2010, capital expenditures for the next 12 months are expected to be approximately $7.0 million.

   The Company’s debt maturities for the next 12 months are expected to be approximately $1.7 million.  The Company’s member distributions to PGP for the next 12 months are expected to be approximately $3.5 million.

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

CONTRACTUAL OBLIGATIONS

A table of our contractual obligations as of December 31, 2009 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes to our contractual obligations during the nine months ended September 30, 2010.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2010.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowings under the PGL Credit Facility. As of September 30, 2010, the Company had no outstanding borrowings under the PGL Credit Facility.   We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $58.5 million at September 30, 2010) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.6 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate available for sale investment, note receivable and debt borrowings. Our fixed rate available for sale investment is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate note receivable and fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to future indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate available for sale investment, note receivable and debt borrowings as of September 30, 2010 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Available for sale investment	2011 - 2037	7.5%		$ 18,581	$ 18,581	(1)
Note receivable	2010 - 2014	14.5%		2,300	2,531	(2)
8 ⅜% senior secured notes	Aug 15, 2015	8.375%		235,339	252,000	(2)
10 ¾% senior unsecured notes	Aug 15, 2017	10.75%		297,820	321,775	(2)
Senior credit facility	January 15, 2014	6	% (3)	-	-
Term loan	December 1, 2013	6.5%		5,571	5,571	(2)
Notes payable, capital lease obligations and other financial instruments	2010 - 2015	6.4% - 14.4%		647	647	(2)
Obligation under Minimum Assessment Agreement	2011 - 2037	N	/A	20,051	24,581	(2)

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

(2)           Represents fair value as of September 30, 2010 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of September 30, 2010.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of  September 30, 2010, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

During the nine months ended September 30, 2010, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Information in response to this Item 1 is incorporated by reference to the disclosure regarding DCI’s investigation of, and charges related to, certain consulting fees paid by PGP to WCE set forth in Note 6 “Commitments and Contingencies” in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

        Except as set forth in Note 6, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on November 12, 2010.

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