Form 10-K
period 2010-12-31
PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2011-03-11
CIK 1235662, 1299109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 333-88829

Peninsula Gaming, LLC	Peninsula Gaming Corp.
(Exact name of registrants as specified in their charter)	(Exact name of registrants as specified in their charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

20-0800583 (I.R.S. Employer Identification No.)	25-1902805 (I.R.S. Employer Identification No.)
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

All of the common equity interests of Peninsula Gaming, LLC (the “Company”) are held by Peninsula Gaming Partners, LLC. All of the common equity interests of Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Diamond Jo Worth, LLC, Belle of Orleans, L.L.C., Kansas Star Casino, LLC and Peninsula Gaming Corp. are held by the Company.

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
·
The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), which owns and operates the Evangeline Downs Racetrack and Casino, or “racino”, in St. Landry Parish, Louisiana, and five off-track betting parlors (“OTB”) in Louisiana;

·	Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), which owns and operates the Diamond Jo casino in Worth County, Iowa;
·	Belle of Orleans, L.L.C., a Louisiana limited liability company (“ABC”), which owns and operates the Amelia Belle casino in Amelia, Louisiana; and
·
Kansas Star Casino, LLC, a Kansas limited liability company (“KSC”), which was established on December 23, 2010 and was formed to own and operate the Kansas Star Casino, Hotel and Event Center (“Kansas Star”) which is currently under development.

In addition, PGL is the parent of wholly owned Peninsula Gaming Corp., a Delaware corporation (“PGC”), which was formed in 2004 and has no assets or operations.

As used herein, unless otherwise stated or the context otherwise refers to PGL individually, the terms “we”, “us”, “our” or the “Company” refer to PGL and its subsidiaries.

We currently operate four reportable segments: (1) the gaming operations of DJL, consisting of the Diamond Jo casino in Dubuque, Iowa (“Diamond Jo”), (2) the gaming operations of EVD, consisting of the casino, racetrack and OTBs operated by EVD in Louisiana (“Evangeline Downs”), (3) the gaming operations of DJW, consisting of the casino in Worth County, Iowa (“Diamond Jo Worth”), and (4) the gaming operations of ABC, consisting of the Amelia Belle riverboat casino in Amelia, Louisiana (“Amelia Belle”). We do not have any assets or operations located outside of the United States of America.  See Note 12 to the consolidated financial statements for financial information about our segments.

Our address is 301 Bell Street, Dubuque, Iowa 52001 and our telephone number is (563) 690-4975. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, filed by us with the Securities and Exchange Commission (“SEC”), are available on the SEC’s website at http://www.sec.gov.

Business

Diamond Jo. On December 10, 2008, DJL opened its new land-based casino to the public.  The new Diamond Jo is a two-story, approximately 188,000 square foot facility located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa and is accessible from each of the major highways in the area.  The Diamond Jo includes 979 slot machines and 19 table games. Additional amenities include a 30-lane state of the art bowling center, a 33,000 square foot event center and two banquet rooms.  The new facility also features five dining outlets, The Kitchen Buffet, a 184-seat live action buffet, 133-seat Woodfire Grille, the casino’s signature high-end restaurant, 124-seat Mojo’s sports bar, a deli and a snack shop, as well as three full service bars located on or near the casino floor.  The Diamond Jo is open 24 hours per day, seven days per week.

The Diamond Jo has approximately 815 surface parking spaces conveniently available to our patrons, together with valet parking. In addition, the City of Dubuque, Iowa (the “City”) opened a four-story public parking facility in 2008 adjacent to the new casino.  The parking facility includes 1,083 parking spaces and offers free parking to the public with direct access to the new casino facility from all four levels of the parking facility.  In addition, a third party operates a 193-room hotel directly across the street from the new casino facility.

Evangeline Downs. The Evangeline Downs Racetrack and Casino is located in Opelousas, Louisiana.  This land-based facility has a southern Louisiana Cajun roadhouse theme on the exterior, with a complimentary regional Acadian atmosphere on the interior.  The racino currently includes a casino with 1,424 slot machines, an approximately 23,000 square foot event center which opened in February 2010, parking spaces for approximately 2,345 cars, and several dining options.  Our dining venues include a 353-seat Cajun buffet, a 140-seat fine-dining Blackberry’s restaurant, a 60-seat Gumbo bar, a 90-seat Café 24/7 and a 120-seat Mojo’s sports bar with a 37-seat patio.  In addition, a raised bar and lounge area known as Zydeco’s occupies the center of our casino floor.  In the clubhouse, Silk’s Fine Dining offers a varied menu and the grandstand area contains a concession and bar for our patrons’ convenience.  The racino includes a one-mile dirt track, a 7/8 mile turf track, stables for 980 horses, a grandstand and clubhouse seating for 1,295 patrons, and apron and patio space for an additional 3,000 patrons.  EVD is open 24 hours per day, seven days per week.

In addition, an independent third party operator opened a 117-room hotel adjacent to EVD’s racino in November 2010. The hotel includes 41 suites, two meeting rooms and an indoor pool.

EVD currently operates five OTBs in Louisiana in each of Port Allen,  New Iberia,  Henderson,  Eunice,  and St. Martinville.  Each of these OTBs offers simulcast pari-mutuel wagering seven days a week and is equipped to serve alcoholic and non-alcoholic beverages and food. The Port Allen OTB is located immediately off Interstate 10, across the Mississippi River from Baton Rouge. The Port Allen facility offers off-track betting, 65 video poker machines, a full-service bar, a cafe and a VIP lounge. EVD’s New Iberia OTB operation offers simulcast pari-mutuel wagering and is equipped to serve alcoholic and non-alcoholic beverages and food.  The Henderson OTB, which opened in May 2005, seats 60 patrons and features a restaurant and full service bar.  In August 2007, we opened our approximately 1,250 square foot expansion and began operating 46 video poker machines in Henderson. The Eunice facility offers off-track betting, 69 video poker machines, a full service bar and private parking for its patrons.  In June 2010, the St. Martinville OTB opened which offers pari-mutuel wagering and food and beverage options.  In September 2010, EVD began offering video poker at this new OTB and currently has 66 video poker games. Under Louisiana’s racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of our Evangeline Downs racetrack, which effectively gives us the exclusive right, at our option, to operate additional OTBs within such a radius, provided that such OTB is not also within a 55-mile radius of another horse racetrack.

Diamond Jo Worth.  The Diamond Jo Worth land-based casino opened to the public in April 2006 in Northwood, Iowa which is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. Our casino is situated on a 36-acre site approximately an equal distance between Minneapolis, Minnesota and Des Moines, Iowa at the intersection of Interstate 35 and Highway 105. The exterior design of Diamond Jo Worth incorporates a regional gristmill and riverboat theme, with a complementary riverside docking facility atmosphere on the interior. As a result of an approximately 30,000 square foot casino expansion, which opened to the public in April 2007, the Diamond Jo Worth casino currently has 962 slot machines, 22 table games and 7 poker tables in operation, as well as parking spaces for 1,283 vehicles, a 5,200 square foot event center and several dining options, including the Kitchen Buffet, a 190-seat buffet restaurant and our 114-seat Woodfire Grille, the casino's high-end restaurant, which opened in January 2008. Diamond Jo Worth is open 24 hours per day, seven days a week. In November 2006, a 100-room hotel development adjacent to the casino opened which is owned and operated by a third party. Under an agreement between DJW and the third party operator, DJW has the option to purchase the hotel from the third party operator. DJW also operates a convenience store and gas station at the site.

Amelia Belle Casino. On October 22, 2009, PGL acquired the Amelia Belle Casino, in Amelia, Louisiana, which is located in south-central Louisiana. The Amelia Belle Casino is a three level riverboat with gaming located on the first two decks and includes 841 slot machines, 17 table games and 3 poker tables. The third deck of the riverboat includes a 153-seat buffet and a banquet room. In the first quarter of 2010, we completed our $7.5 million renovation which includes a remodel of the interior, including new carpet and remodeled restrooms, 260 new slot machines and themes, reconfiguration of the gaming floor, new slot signage, and a new surveillance system in addition to painting of the exterior of the boat. The Amelia Belle Casino has parking spaces for 597 vehicles. Amelia Belle is open seven days per week.

Kansas Star Casino. On January 14, 2011, PGP’s contract to serve as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery (“Kansas Management Contract”) was approved by the Kansas Racing and Gaming Commission and upon such approval, became effective.  In January 2011, the Kansas Management Contract was assigned to KSC.  We are currently in the early stages of designing and developing the Kansas Star.  The Kansas Star will be built in two phases. The first phase will include 1,500 slot machines, 42 table games, 10 poker tables, 150 hotel rooms, approximately 2,800 parking spaces, a 250-seat buffet, a 140-seat steakhouse, a two outlet food court, and a 177,000 sq. ft. indoor event facility. Construction will begin during the first quarter of 2011. While the first phase is expected to be completed in January 2013, we plan to begin operating 1,310 slots machines and 32 table games by January 2012 from within the event center in the interim. The second phase will include an additional 500 slot machines (thus expanding the total to 2,000 slot machines), an additional 8 table games (bringing the total to 50 table games), development of an equine complex with multiple arenas and barn facilities, a sports bar, 750 additional parking spaces, parking for 80 recreational vehicles, and 150 additional hotel rooms (bringing the total to 300 rooms). The second phase is scheduled for completion by January 2015.  We expect the total development cost of the Kansas Star facility to be approximately $295 million.

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

Diamond Jo. The Diamond Jo’s principal competition is the only other licensed gaming facility in Dubuque, the Mystique Casino (“Mystique”), a pari-mutuel greyhound racing facility. Mystique is located approximately three miles north of the Port of Dubuque and offers some amenities that Diamond Jo does not have, including live and simulcast greyhound racing, and, on a limited basis, simulcast horse racing. As a not-for-profit organization, Mystique has developed strong relationships with the local community and city officials by distributing a percentage of its cash flow, through contributions, to the City and local charities. Mystique’s facility includes 977 slot machines, 19 table games and 4 poker tables. Mystique is owned and operated by the Dubuque Racing Association (“DRA”). DJL also faces competition to a lesser extent from casinos in Marquette, Iowa to the north, Davenport and Bettendorf, Iowa to the south and Waterloo, Iowa to the west.

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

Louisiana law currently places limitations on the number and types of gaming facilities that may operate in the state. Currently, there are only four horse racetracks in Louisiana with licenses to conduct live racing. Under the Pari-Mutuel Act, each of the four horse racetracks (including our racino) is permitted to install slot machines at its facilities. The horse racetrack nearest to the racino site that is allowed to have gaming operations is located in Vinton, Louisiana, near Lake Charles, which is more than 100 miles away from the racino. In addition, current Louisiana law permits only 15 riverboat gaming licenses, of which all except one have currently been awarded. Louisiana is currently conducting a process to award the final gaming license for a gaming facility expected to be located in either Lake Charles or near New Orleans, Louisiana. Also, under current Louisiana law, the only non-Native American land-based casino permitted to operate in the state is the land-based casino currently operating in New Orleans, more than 100 miles from Lafayette. Native American gaming facilities operate pursuant to compacts with the State of Louisiana. There currently are only four federally-recognized Native American tribes in Louisiana and only three Native American casinos are currently operating in Louisiana, the closest being in Marksville, which is approximately 50 miles from Evangeline Downs.

    Diamond Jo Worth. Diamond Jo Worth’s primary competition is the Native American gaming operations in Minnesota, the closest being approximately 110 miles from the Diamond Jo Worth casino. In addition, Diamond Jo Worth also faces competition from a casino in Emmetsburg, Iowa, approximately 90 miles from the Diamond Jo Worth casino and a casino in Waterloo, Iowa which is located approximately 120 miles from the Diamond Jo Worth casino.

Amelia Belle Casino. The Amelia Belle Casino faces competition from Cypress Bayou Casino in Charenton, Louisiana approximately 35 miles to the northeast of Amelia, the Belle of Baton Rouge Casino and the Hollywood Casino in Baton Rouge, Louisiana, approximately 70 miles to the northeast of Amelia, Louisiana and from Boomtown Casino in Harvey, Louisiana and Treasure Chest Casino in Kenner, Louisiana, both approximately 70 miles east of Amelia. Additionally, Louisiana's only land-based casino, Harrah's New Orleans, is located approximately 80 miles to the east of Amelia.  The nearest horse racetrack that is allowed to have gaming operations is also located in New Orleans, Louisiana.  The Amelia Belle also faces competition from truck stop video poker parlors and OTBs in the areas surrounding Amelia, Louisiana.

Kansas Star Casino. The Kansas Star will be located approximately 33 miles north of the Kansas/Oklahoma border and, once opened, will face competition from established gaming facilities in Kansas and Oklahoma. In addition to potential expansion of gaming facilities in Oklahoma, the Kansas Star may face additional competition in the Wichita, Kansas metropolitan area. The Wyandotte Nation of Oklahoma has filed an application with the U.S. Department of Interior to have certain land located in Park City, Kansas (in the Wichita metro area) taken into trust by the U.S. Government and to permit gaming. If successful, the Wyandotte Nation would be permitted to open a Class II gaming facility, and upon negotiation of a compact with the State of Kansas would be permitted to open a Class III gaming facility.

Employees

We maintain a staff of approximately 350 to 375 full-time equivalent employees at the Diamond Jo, a staff of approximately 550 to 610 full-time equivalent employees at Evangeline Downs, a staff of approximately 300 to 325 full-time equivalent employees at the Diamond Jo Worth and a staff of approximately 290 to 315 full-time equivalent employees at the Amelia Belle, depending upon the time of the year. None of our employees are covered by a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage, and believe we maintain good relations with our employees.

 Regulatory Matters

We and our subsidiaries are subject to regulation by the State of Iowa, the State of Louisiana, the State of Kansas and, to a lesser extent, by federal law. We and our subsidiaries are subject to regulations that apply specifically to live racing facilities and the gaming and pari-mutuel industry, in addition to regulations applicable to businesses generally. Our racino is subject to the Pari-Mutuel Act and the Louisiana Horse Racing Act. Laws and regulations applicable to our current racetrack and our racino are administered by the Louisiana State Gaming Control Board and the Louisiana State Racing Commission. Legislative or administrative changes in applicable legal requirements, including legislation to prohibit casino gaming, have been proposed in the past. It is possible that the applicable requirements to operate an Iowa, Louisiana or Kansas gaming facility will become more stringent and burdensome, and that taxes, fees and expenses may increase. It is also possible that the number of authorized gaming licenses in Iowa, Louisiana or Kansas may increase, which would intensify the competition that we face. Our failure to comply with detailed regulatory requirements may be grounds for the suspension or revocation of one or more of our respective licenses which would have a material adverse effect on our respective businesses.

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

·
Beginning September 1, 2006, and continuing through November 18, 2008, DRA was contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts above a 7% decline from the base period and subject to a maximum 21% decline and certain payment deferral conditions. During 2008, DJL recorded other revenue of approximately $1.6 million related to this portion of the agreement, of which $0.9 million has been recorded as a short-term receivable at December 31, 2009.  As of December 31, 2010, there are no outstanding amounts under this portion of the agreement.

·
DJL paid to DRA the sum of $.50 for each patron admitted on the boat through December 9, 2008. During 2008, these payments approximated $0.3 million. Commencing December 10, 2008, the date DJL moved its operations to its new facility, DJL is required to pay to the DRA 4.5% of DJL’s adjusted gross receipts. These payments approximated $3.1 million, $3.2 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In a separate agreement with the City, we extended our leases for certain real property, including various parking lots around the casino, through December 2018.  The current lease calls for lease payments of $500,000 annually. However, under DJL’s operating agreement with the DRA, the DRA is required to reimburse DJL for all lease payments paid to the City as described in this paragraph.

The Worth County Development Authority (“WCDA”), a not-for-profit corporation, was organized on July 14, 2003 for the purpose of serving as a qualified sponsoring organization for an excursion gambling boat license to be held in Worth County, Iowa. Pursuant to an operator’s agreement with the WCDA (the “WCDA Operating Agreement”), DJW is entitled to own and operate a gambling facility in Worth County, Iowa. As the “qualified sponsoring organization” for DJW, WCDA receives 5.76% of DJW’s adjusted gross receipts. In 2010, 2009 and 2008, DJW expensed $4.7 million, $4.6 million and $4.5 million, respectively, under this agreement.  The WCDA Operating Agreement expires on March 31, 2015, but is subject to automatic three year renewal periods.

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

            Proposals to amend or supplement Iowa’s gaming statutes are frequently introduced in the Iowa state legislature.  Recently, Iowa Governor Terry Branstad, in his 2011 budget proposal to the Iowa legislature, suggested a significant increase in the state casino tax rate. Any such tax increase would require legislative approval.  In addition, the state legislature sometimes considers proposals to amend or repeal Iowa law and regulations, which could effectively prohibit gaming in gambling structures in the State of Iowa, limit the expansion of existing operations or otherwise affect our operations. Although we do not believe that a prohibition of gaming in Iowa is likely, we can give no assurance that changes in Iowa gaming laws will not occur or that the changes will not have a material adverse effect on our business.

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

Iowa has a graduated wagering tax on excursion gambling boat gaming equal to 5% of the first one million dollars of adjusted gross receipts, 10% on the next two million dollars of adjusted gross receipts and 22% on adjusted gross receipts of more than three million dollars. In addition, Iowa excursion gambling boats and gambling structures share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa. For the fiscal year ending December 31, 2010, DJL’s and DJW’s share of such expenses were approximately $0.8 million each. Further, DJL paid to the City a fee equal to $.50 per admission into the casino through June 30, 2009.  In June 2009, DJL and the City entered into an agreement in which DJL agreed to pay to the City a flat fee of $500,000 per year in lieu of the $0.50 per admission fee.

In accordance with legislation passed in 2004, all excursion gambling boat licensees, including DJL, were assessed an amount based on the licensee’s adjusted gross receipts to be deposited into the Rebuild Iowa Infrastructure Fund. DJL’s total assessment was $2.1 million, which was paid in two equal payments of $1.05 million on May 2005 and May 2006, respectively. DJL recorded the payments as a long term deposit on its consolidated balance sheet. Beginning in July 2010, we may offset gaming taxes in an amount equal to 20% of the total assessment in each of the succeeding five fiscal years thereafter. DJL offset its gaming tax payments by $0.4 million in July 2010.  At December 31, 2010, $0.4 million of the remaining total is included as a short term asset in prepaid expenses and other assets on the Company’s balance sheet and $1.3 million is included as a long term asset in deposits and other assets on the Company’s balance sheet. DJW was not included in this assessment as it was not licensed at the time of the assessment.

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

    We are required to notify the Iowa Racing and Gaming Commission as to the identity of, and may be required to submit background information regarding, each director, corporate officer and owner, partner, joint venture, trustee or any other person who has a beneficial interest, direct or indirect, in DJL or DJW. The Iowa Racing and Gaming Commission may also request that we provide them with a list of persons holding beneficial ownership interests in DJL or DJW. For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The Iowa Racing and Gaming Commission may limit, make conditional, suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest is found to be ineligible as a result of want of character, moral fitness, financial responsibility, or professional qualifications or due to failure to meet other criteria employed by the Iowa Racing and Gaming Commission.

If any gaming authority, including the Iowa Racing and Gaming Commission, requires any person, including a holder of record or beneficial owner of securities, to be licensed, qualified or found suitable, the person must apply for a license, qualification or finding of suitability within the time period specified by the gaming authority. The person would be required to pay all costs of obtaining the license, qualification or finding of suitability. If a holder of record or beneficial owner of any of the Company’s 8 3⁄8% Senior Secured Notes due 2015 (the “PGL Secured Notes”) and 10 3⁄4% Senior Unsecured Notes due 2017 (the “PGL Unsecured Notes” and, together with the PGL Secured Notes, the “PGL Notes”), or any membership interest in PGL, PGP, DJL or DJW is required to be licensed, qualified or found suitable and is not licensed, qualified or found suitable by such gaming authority within the applicable time period, the PGL Notes or membership interests, as the case may be, would be subject to regulatory redemption procedures.

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

The Louisiana State Gaming Control Board

In 1996, Louisiana created the Louisiana Gaming Control Board (the “LGCB”), which was granted all of the regulatory authority, control and jurisdiction to license and monitor gaming facilities in Louisiana, including our racino and the Amelia Belle. To receive a gaming license an applicant and its management must apply to the LGCB and be investigated by the Louisiana State Police Gaming Enforcement Division (the “Division”) prior to licensing. The LGCB and the Division must determine that the applicant is suitable to conduct the gaming operations, including that the applicant (and its owners, officers, directors and key employees) is of good character, honesty and integrity, that its prior activities, reputation and associations pose no threat to the public interest or to the effective regulation of the industry and that the applicant is capable of conducting the operation of the slot machine facility. The LGCB must also determine that the applicant has adequate financing from a source suitable and acceptable to the LGCB.

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

EVD’s gaming license authorizes the use of 15,000 square feet of designated gaming space. EVD submitted for approval its current layout for the casino, which incorporates 1,424 slot machines, which was approved October 21, 2008. If EVD wants to change the type and/or design of its slot machines, it must once again seek and obtain approval of both the Division and the LGCB. Once any new machines are installed, they must be inspected by regulators and tested prior to the approval of their operation. The moving of the machines within the approved gaming area also requires the approval of the Division with oversight of the LGCB.

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

ABC’s gaming license authorizes the use of 30,000 square feet of designated gaming space which currently includes 841 slot machines, 17 table games and 3 poker tables.  If ABC wants to change the configuration of its gaming space, it must once again seek and obtain approval of both the Division and the LGCB.  Although we have obtained our license to conduct gaming operations, we continue to be subject to ongoing monitoring and compliance requirements by the LGCB and the Division.

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

Kansas Gaming Regulation

The state gaming regulations in Kansas provide for four designated gaming zones, with a single state sanctioned casino to be located in each such zone. Instead of issuing gaming licenses, Kansas regulations authorize a gaming operation through the execution of a management contract between the State of Kansas and the commercial gaming operator. Like a license, the management contract confers the exclusive right to operate the lottery gaming business in the designated gaming zone for a period of 15 years, which may be renewed by the Kansas Lottery Commission. The management contract gives the gaming operator the right to own and develop all of the assets of the casino and related amenities (except for lottery games, including slot machines and table games) and manage the operation of the games on behalf of the State. Subject to the approval of the Executive Director of the Kansas Lottery, the gaming operator purchases the games on behalf of the State and transfers title to the State of Kansas for the duration of the contract. If this management agreement were to eventually expire, title to these games would be transferred to the gaming operator if legally permitted, or the games would be sold and the State of Kansas would convey the residual value of such games to the gaming operator. The State of Kansas retains the discretion to renew or renegotiate the management contract at the expiration of the initial 15 year term.

On January 14, 2011, we received final approval by the State of Kansas to develop, construct and operate a casino in the South Central Gaming Zone.  Pursuant to the terms of the Kansas Management Contract, the State will retain 27-31% of gross gaming revenue, based on a tiered revenue structure, and we will receive the balance of gross gaming revenue and retain all non-gaming revenue.

As a Lottery Gaming Facility Manager, we are subject to regulation by both the Kansas Lottery Commission and the Kansas Racing and Gaming Commission (“KRGC”).  These regulations require us to comply with strict operating, accounting and audit procedures.  Additionally, pursuant to the Kansas Management Contract, the Executive Director of the Kansas Lottery has approval rights over certain operational areas such as advertising, promotions and marketing materials as well as the purchase, lease, sale or transfer or Lottery Facility Games. Pursuant to the Expanded Lottery Gaming Act, officers, directors, key employees and persons owning directly or indirectly 0.5% or greater interest in a lottery gaming facility manager are required to be certified by the KRGC.  Such certification requires the person to submit to a background investigation and includes compliance with such security, fitness and background investigations and standards as the executive director of the KRGC deems necessary to determine whether such person’s reputation, habits or associations pose a threat to the public interest of the state or to the reputation of or effective regulation and control of the lottery gaming facility or racetrack gaming facility.

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

Risk Factors Relating to Our Business

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

We are also vulnerable to any adverse changes in general political, financial and economic conditions (including as a result of international conflict) and any negative economic, competitive, demographic or other conditions affecting the States of Iowa, Kansas and Louisiana, the cities in which we operate (or will begin operating) and the surrounding areas from which we expect to attract patrons. If the economy of any of these areas suffers a downturn or if any of these areas’ larger employers lay off workers, we may be adversely affected by the decline in disposable income of affected consumers. In addition, the current recession or further downturn in the general economy, or in a region constituting a significant source of customers for our properties, including the oil and gas industry in Louisiana, could have a negative impact on our operations. Any of the foregoing factors could limit or result in a decrease in the number of patrons at any of our properties or a decrease in the amount that patrons are willing to wager.

We have had a net loss in recent years and may experience net losses in the future.

We had net losses for the years ended December 31, 2009 of $13.4 million (including $22.5 million related to a loss on early retirement of debt) and December 31, 2007 of $5.2 million. As we continue to execute our business strategy, we may experience net losses in the future, which could have an adverse affect on our business, prospects, financial condition, results of operations and cash flows.

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

Increased competition may have a material adverse effect on our business, financial condition and results of our existing operations.

The gaming industry is intensely competitive. If our existing competitors expand and/or upgrade their facilities or operate more efficiently than we do, new gaming firms enter the markets in which we operate or our competitors offer amenities that our casinos do not have, we could lose market share in our existing gaming markets or such markets could become saturated and new opportunities for expanding our business could become limited. As a result, increased competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In Dubuque, Iowa, we face competition primarily from Mystique, a pari-mutuel greyhound racing facility. The Mystique is owned and operated by the Dubuque Racing Association (the “DRA”). Besides Mystique, we also currently face limited competition from other gaming facilities located approximately 60 to 120 miles from our operations in Dubuque.

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

The Amelia Belle Casino faces competition from Cypress Bayou Casino in Charenton, Louisiana (approximately 35 miles to the northeast), the Belle of Baton Rouge Casino and the Hollywood Casino in Baton Rouge, Louisiana (approximately 70 miles to the northeast) and from Boomtown Casino in Harvey, Louisiana and Treasure Chest Casino in Kenner, Louisiana (both approximately 70 miles east). Additionally, Louisiana’s only land-based casino, Harrah’s New Orleans, is located approximately 80 miles to the east of Amelia. The nearest horse racetrack that is allowed to have gaming operations is also located in New Orleans, Louisiana. The Amelia Belle Casino also faces competition from truck stop video poker parlors and OTBs in the areas surrounding Amelia, Louisiana. See “Business – Competition” for more information about competition.

We could also face additional competition if Louisiana, Iowa or Kansas or any of the states bordering Iowa, Louisiana or Kansas (i) adopts laws authorizing new or additional gaming or (ii) grants new licenses to licensees located in and around the markets in which we operate. Louisiana is currently conducting a process to award an additional gaming license for a gaming facility expected to be located in either Lake Charles or New Orleans, Louisiana. We do not anticipate that this new license, if granted, would have a material impact on our properties.

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

Competition from gaming in Oklahoma and increased competition in Kansas may have a material adverse effect on the business performance, financial condition and operating results of the Kansas Star Casino.

The Kansas Star will be located approximately 33 miles north of the Kansas/Oklahoma border and, once opened, will face competition from established gaming facilities in Kansas and Oklahoma. In addition to potential expansion of gaming facilities in Oklahoma, the Kansas Star may face additional competition in the Wichita, Kansas metropolitan area. The Wyandotte Nation of Oklahoma has filed an application with the U.S. Department of Interior to have certain land located in Park City, Kansas (in the Wichita metro area) taken into trust by the U.S. Government and to permit gaming. If successful, the Wyandotte Nation would be permitted to open a Class II gaming facility, and upon negotiation of a compact with the State of Kansas would be permitted to open a Class III gaming facility.

For additional competitive risks we will face in this market once we begin operations, see “Increased competition may have a material adverse effect on our business, financial condition and results of our existing operations.”

Adverse resolution of legal proceedings may harm our business and results of operations.

We are party to lawsuits in the normal course of business. We may also become party to lawsuits relating to transactions in which we are involved, administrative hearings relating to gaming matters or other legal proceedings. Litigation or other legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business or results of operations.

In particular, in November 2009 PGP paid $25,000 to Webster County Entertainment, LLC (“WCE”) in connection with a potential casino development opportunity in Fort Dodge, Iowa. Following PGP’s payment to WCE, the principals of WCE made contributions to the Iowa Governor’s re-election campaign. On October 11, 2010, a special prosecutor for the State of Iowa filed charges against PGP, Brent Stevens, Chairman and Chief Executive Officer of PGP and the Company, and Jonathan Swain, Chief Operating Officer of PGP and the Company, charging each with misdemeanor violations of Iowa’s campaign finance laws related to making a campaign contribution in the name of another and failing to disclose a campaign contribution. A trial date for this matter is currently scheduled for June 20, 2011. The maximum penalty for such a misdemeanor violation under applicable law is a fine of up to $1,875 and a possible jail term of up to one year.

While we believe that these misdemeanor charges will not have a material adverse effect on our business and results of operations, legal proceedings of this nature are inherently unpredictable and no assurances can be given as to its result. An adverse outcome could be disruptive to our management and operations. The Iowa Racing and Gaming Commission has broad discretion to consider all actions by its licensees in its regulation of gaming in the State of Iowa and may exercise its discretion to consider the charges and any potential adverse outcome relating to the charges when determining whether to take action, if any. An adverse outcome in this matter and any consequent actions by the Iowa Racing and Gaming Commission, or any gaming authorities in Louisiana or Kansas, could have a material adverse effect on our business and results of operations. Also see “—Extensive gaming and racing-related regulation continuously impacts our operations and changes in such laws may have a material adverse effect on our operations by, among other things, prohibiting or limiting gaming in the jurisdictions in which we operate.”

The Dubuque County and Worth County electorate must vote in November 2018 and every eight years thereafter whether to continue to allow gaming in Dubuque County and Worth County, Iowa. If gaming is discontinued, it is unlikely that DJL or DJW will be able to conduct its gaming operations.

Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming, and a reauthorization referendum requiring majority approval must be held every eight years. On November 2, 2010, the electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming by approximately 81% of the votes cast. On November 2, 2010, Worth County, Iowa approved gaming in the county by approximately 86% of the votes cast. If any reauthorization referendum is defeated in either Dubuque or Worth County in 2018, it is unlikely that DJL or DJW, respectively, would be able to conduct gaming operations, and, in that case, we may not be able to continue to service our indebtedness, including the PGL Notes.

Extensive gaming and racing-related regulation continuously impacts our operations and changes in such laws may have a material adverse effect on our operations by, among other things, prohibiting or limiting gaming in the jurisdictions in which we operate.

The ownership, management and operation of our gaming facilities are subject to extensive laws, regulations and ordinances which are administered by the Iowa Racing and Gaming Commission, the Kansas Lottery Commission, the Kansas Racing and Gaming Commission, the Louisiana State Gaming Control Board, the Louisiana State Racing Commission and various other federal, state and local government entities and agencies. We are subject to regulations that apply specifically to the gaming industry and horse racetracks and casinos, in addition to regulations applicable to businesses generally. If current laws, regulations or interpretations thereof are modified, or if additional laws or regulations are adopted, it could have a material adverse effect on our business.

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

To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our properties owned by DJL, EVD, DJW, ABC, and KSC. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements. Any failure to renew or maintain our licenses or to receive new licenses when necessary would have a material adverse effect on us.

The legislation permitting gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” Such “qualified sponsoring organizations” may operate the gambling structure itself, subject to satisfying necessary licensing requirements, or it may enter into an agreement with an operator to operate gambling on its behalf. An operator must be approved and licensed by the Iowa Racing and Gaming Commission. The DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and, pursuant to the Amended DRA Operating Agreement, has served as the “qualified sponsoring organization” of the Diamond Jo since March 18, 1993. The term of the Amended DRA Operating Agreement expires on December 31, 2018. The Worth County Development Authority (“WCDA”), pursuant to the WCDA Operating Agreement, serves as the “qualified sponsoring organization” of Diamond Jo Worth. The term of the WCDA Operating Agreement expires on March 31, 2015, and is subject to automatic three year renewal periods. If the Amended DRA Operating Agreement or WCDA Operating Agreement were to terminate, or if the DRA or WCDA were to otherwise discontinue acting as our “qualified sponsoring organization” with respect to our operation of the Diamond Jo or Diamond Jo Worth, respectively, and we were unable to obtain a license from the Iowa Racing and Gaming Commission for an alternative “qualified sponsoring organization” to act on our behalf, we would no longer be able to continue our Diamond Jo or Diamond Jo Worth operations, which would materially and adversely affect our business, results of operations and cash flows.

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

Legislation in various forms to ban indoor tobacco smoking has recently been enacted or introduced in many states and local jurisdictions, including the jurisdictions in which we operate (or will begin operating). The current restrictions limit the areas in which smoking in the casinos is permitted in the jurisdictions in which we operate (or will begin operating). If additional restrictions on smoking are enacted in such jurisdictions, particularly if such restrictions ban tobacco smoking on the casino gaming floor, our business could be materially and adversely affected.

Revocation of any of our liquor licenses or the failure to obtain such a license in Kansas, all of which are subject to extensive regulation, could have a material adverse effect on our gaming operations.

The sale of alcoholic beverages at our properties is subject to licensing, control and regulation by state and local agencies in Iowa, Kansas and Louisiana. Subject to limited exceptions, all persons who have a financial interest in DJL, EVD, PGL, DJW, ABC or KSC by ownership, loan or otherwise, must be disclosed in an application filed with, and are subject to investigation by, Iowa, Kansas and Louisiana liquor agencies. All liquor licenses are subject to annual renewal (or bi-annual renewal in Kansas), are revocable and are not transferable. The liquor agencies have broad powers to limit, condition, suspend or revoke any liquor license.

Any disciplinary action with respect to any of our liquor licenses could, and any failure to renew or revocation of our liquor licenses or failure of KSC to obtain such a license would, have a material adverse effect on our business.

An increase in the taxes and fees that we pay could have a material adverse effect on us, and might reduce the cash flow available to service our indebtedness.

We are subject to significant taxes and fees relating to our gaming operations, which are subject to increase at any time. Currently, in Iowa, we are taxed at an effective rate of approximately 21% of our adjusted gross receipts by the State of Iowa, we pay the city of Dubuque a fee equal to $500,000 per year and we pay a fee equal to 4.5% and 5.76% of adjusted gross receipts to the DRA and WCDA, respectively. In addition, all Iowa gaming licensees share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa, which is currently approximately $0.8 million per year per facility. Currently, at Evangeline Downs, we are taxed at an effective rate of approximately 36.5% of our adjusted gross slot revenue and pay to the Louisiana State Racing Commission a fee of $0.25 for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, enters the racino during non-racing season from the hours of noon to midnight Thursday through Monday, or enters any one of our OTBs. Our Amelia Belle riverboat casino in Louisiana pays an annual state gaming tax rate of 21.5% of adjusted gross receipts. Additionally, ABC has an agreement with the Parish of St. Mary to permit the berthing of the riverboat casino in Amelia, Louisiana. That agreement provides for percentage fees based on the level of net gaming revenue as follows: the first $60 million, 2.5%; $60 to $96 million, 3.5%; and greater than $96 million, 5.0%. The annual minimum fee due under the agreement is $1.5 million. The Kansas Star’s management contract with the State of Kansas provides that it will pay total taxes of between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. KSC is also contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which are estimated to be approximately $1.8 million on an annual basis.

In addition, there have been proposals in the past to tax all gaming establishments, including riverboat casinos, at the federal level. And recently, Iowa Governor Terry Branstad, in his 2011 budget proposal to the Iowa legislature, suggested a significant increase in the state casino tax rate. Any such tax increase would require legislative approval. Even if approved, we believe such tax increase would not materially adversely affect our current operations or our Kansas development project. If such an increase were to be enacted, our ability to incur additional indebtedness in the future to finance casino development projects could be materially and adversely affected. Any material increase in taxes or fees, or in costs of the Iowa Racing and Gaming Commission, the Kansas Lottery Commission, the Kansas Racing and Gaming Commission, the Louisiana State Racing Commission and related entities, would have a material adverse affect on our business.

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

We have reviewed environmental assessments, in some cases including soil and groundwater testing, relating to our currently owned and leased properties in Dubuque, Iowa, and other properties we may lease from the City of Dubuque or other parties. As a result, we have become aware that there is contamination present on some of these properties apparently due to past industrial activities. Additionally, the location of the Kansas Star is the site of several non-operational oil wells, the remediation of which will be addressed as part of the completion of such development project. With respect to parcels we currently own or lease, we believe, based on the types and amount of contamination identified, the anticipated uses of the properties and the potential that the contamination, in some cases, may have migrated onto our properties from nearby properties, that any cost to clean up these properties will not result in a material adverse effect on our earnings and cash flows. We have also reviewed environmental assessments and are not aware of any environmental liabilities related to our properties at EVD, DJW and ABC.

We do not anticipate any material adverse effect on our earnings, cash flows or competitive position relating to existing environmental matters, but it is possible that future developments could lead to material costs of environmental compliance for us and that these costs could have a material adverse effect on our business and financial condition, operating results and cash flows.

All of our voting equity interests are indirectly beneficially owned in the aggregate by managers and executive officers of PGP and such ownership may give rise to conflicts of interest.

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

Because of their controlling interests, these individuals have the power to elect a majority of our managers, appoint new management and approve any action requiring the approval of holders of our equity interests, including adopting amendments to our certificate of formation, approving mergers or sales of substantially all of our assets or changes to our capital structure. It is possible that the interests of these individuals may in some circumstances conflict with our interests and the interests of holders of the PGL Notes.

PGP is, through PGL, the sole member of each of DJL, EVD, DJW, ABC, and KSC. Neither PGP nor any of its affiliates is restricted from managing other gaming operations, including new gaming ventures or facilities that may compete with ours, except that certain restrictions under the Amended DRA Operating Agreement will terminate if we or any of our affiliates operate another facility in Dubuque County or the adjoining counties of Illinois or Wisconsin. If PGP or any of its affiliates decides to manage other gaming operations, such activities could require a significant amount of attention from PGP’s officers and managers and require them to devote less time to managing our operations. While we believe that any new ventures will not detract from PGP’s ability to manage and operate our business, there can be no assurance that such ventures would not have a material adverse effect on us.

We may not be able to successfully identify attractive acquisitions, successfully integrate acquired operations or realize the intended benefits of acquisitions.

We evaluate from time to time attractive acquisition opportunities involving casino and other gaming operations. This strategy is subject to numerous risks, including:

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

Our inability to effectively address these risks could force us to revise our business plan, incur unanticipated expenses or forego additional opportunities for expansion.

Risk Factors Relating to Construction

There are significant risks associated with our planned development of the Kansas Star facility, which could adversely affect our financial condition, results of operations or cash flows from these planned facilities.

The development of the Kansas Star facility entails significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events not within our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize or prevent the construction or opening of the project or otherwise affect the design and features of the Kansas Star facility.

While we expect to enter into a fixed-price or guaranteed maximum price contract with a construction manager or general contractor for the construction of the Kansas Star facility, there is no guarantee we will be able to do so. As a result, we may be required to rely heavily on our in-house development and construction team to manage construction costs and coordinate the work of the various trade contractors. The lack of any fixed-price contract with a construction manager or general contractor will put more of the risk of cost-overruns on us. If we are unable to manage costs or we are unable to raise additional capital required to complete the Kansas Star facility, we may not be able to open or complete the project, which may have an adverse impact on our business and prospects for growth.

The anticipated costs and completion date for the Kansas Star facility are based on a budget, design, development and construction documents and schedule estimates that we have prepared with the assistance of architects and are subject to change as the design, development and construction documents are finalized and actual construction work is performed. Our contract with the State of Kansas contractually commits us to open the various phases of our project by certain designated dates. A failure to complete the Kansas Star facility on schedule could result in the termination of our management contract with the State of Kansas and adversely affect our financial condition, results of operations or cash flows.

The development costs of the Kansas Star facility are estimates only, and actual development costs may be higher than expected.

We have developed our budgets based on our preliminary plans, which are subject to change. We expect the total development cost of the Kansas Star facility to be approximately $295 million, including the privilege fee, construction costs, land acquisition costs, development costs relating to a hotel which we anticipate being developed by a third party, costs of furniture, fixtures and equipment, pre-opening expenses, initial cage cash, and other development costs. While we believe that the overall budget for the development costs for the Kansas Star facility is reasonable, these development costs are only estimates and the actual development costs may be significantly higher than expected. For example, a delay in the commencement of construction beyond the scheduled commencement date may increase the overall budget for the Kansas Star facility and, under certain circumstances, we may be responsible for the increased costs. Other unforeseen or unexpected difficulties or delays may also adversely impact the Kansas Star facility’s budget. Our inability to pay development costs as they are incurred will negatively affect our ability to complete the Kansas Star facility on time.

Our contract with the State of Kansas requires us to open the Kansas Star and complete various phases of construction by specified dates.

Our Lottery Gaming Facility Management Contract with the State of Kansas contractually obligates us to open certain phases of our project by certain specified dates. With certain exceptions, our interim gaming facility must open for business no later than February 14, 2012, while our permanent gaming facility must be completed by January 14, 2013, and our entire construction project (as set forth in the contract) must be completed no later than January 14, 2015. If we fail to meet these completion dates, we would be in breach of the contract. If we breach our management contract, the State of Kansas has certain remedies, up to and including cancellation of our contract, which if it occurred, would cause a material adverse impact with respect to our business, results of operations, cash flows and financial condition.

There are significant risks associated with major construction projects that may prevent completion of the Kansas Star facility on time and within our estimated budget.

The budget estimated for the Kansas Star facility is based on preliminary projections, conceptual design documents and schedule estimates that have been prepared with the assistance of our architects and construction manager and is subject to change as the plans and design documents are developed and as contract packages are let into the marketplace.

Major construction and development projects of the scope and scale of the Kansas Star facility are subject to significant development and construction risks, including the following:

•	changes to plans and specifications, some of which may require the approval of the Kansas Lottery Commission;

•	engineering problems, including defective plans and specifications;

•	shortages of, and price increases in, energy, materials and skilled and unskilled labor, and inflation in key supply markets;

•
changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming facilities, real estate development or construction projects, including by the Kansas Racing and Gaming Commission;

•	labor disputes or work stoppages;

•	disputes with and defaults by contractors and subcontractors;

•	site conditions differing from those anticipated;

•	environmental issues, including the discovery of unknown environmental contamination;

•	health and safety incidents and site accidents;

•	weather interferences or delays;

•	fires and other natural disasters; and

•	other unanticipated circumstances or cost increases.

In addition, we have yet to receive a number of the remaining zoning and planning approvals, licenses, permits, entitlements and other approvals required to construct and operate the Kansas Star facility. Furthermore, many of our zoning and planning approvals, licenses, permits, entitlements and other approvals, whether already issued or to be issued, are subject to an appeal period which has not yet run and in which challenges may be asserted. If we do not obtain these permits, zoning and planning approvals, licenses, entitlements or other approvals in a timely manner, do not obtain them on favorable terms and conditions or at all, our ability to complete the Kansas Star facility or to operate it may be materially adversely affected. The occurrence of any of these development and construction risks could increase the total costs of the Kansas Star facility, or delay or prevent the construction or opening or otherwise affect the design and features of the Kansas Star facility, which could materially adversely affect our plan of operations, financial condition and ability to satisfy our debt obligations.

Risk Factors Relating to Our Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the PGL Notes and our other indebtedness.

We have substantial indebtedness. As of December 31, 2010, after giving effect to the issuance on February 1, 2011 of $50.0 million in aggregate principal amount of PGL Unsecured Notes (at an issue price of 108%) and the issuance on February 9, 2011 of $80.0 million in aggregate principal amount of PGL Secured Notes (at an issue price of 105%), we would have had approximately $680.3 million of total debt outstanding. We and our subsidiaries will be permitted under the indentures governing the PGL Notes and the agreements governing our credit facilities to incur additional indebtedness in the future. If new debt were to be incurred in the future, the related risks could intensify.

Our substantial indebtedness could have significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our obligations under the PGL Notes and our other indebtedness;

•
result in an event of default if we fail to satisfy our obligations under the PGL Notes or our other indebtedness or fail to comply with the financial and other restrictive covenants contained in the indentures governing the PGL Notes or our Amended and Restated Loan and Security Agreement dated October 29, 2009, as amended (the “PGL Credit Facility”), which event of default could result in all of our indebtedness becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such indebtedness;

•
require us to dedicate a substantial portion of our cash flow from our business operations to pay our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, development projects, general operational requirements and other purposes;

•
limit our ability to obtain additional financing to fund our working capital requirements, capital expenditures, debt service, costs to complete the various development projects at ABC, DJL, DJW, EVD, KSC and general corporate or other obligations;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our vulnerability to and limiting our ability to react to changing market conditions, changes in our industry and economic downturns;

•	impact our ability to finance the construction of the Kansas Star and meet our contractually obligated construction completion dates;

•
increase our interest expense if there is a rise in interest rates, because a portion of our borrowings may be under our senior credit facilities and, as such, we will have interest rate periods with short-term durations (typically 30 to 180 days) that require ongoing resetting at the then current rates of interest; and

•	place us at a competitive disadvantage compared to competitors that are not as highly leveraged.

We expect to obtain the funds to pay our expenses and to pay the amounts due under the PGL Notes, the PGL Credit Facility and our other debt primarily from our operations and/or through a refinancing. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to pay amounts due under our indebtedness, including the PGL Notes, or to fund other liquidity needs. If we do not have sufficient cash flow from operations, we may be required to refinance all or part of our then existing debt, sell assets, reduce or delay capital expenditures or borrow more money. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including the PGL Credit Facility and the indentures governing the PGL Notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the value of the PGL Notes and our ability to pay the amounts due under the PGL Notes.

The indentures governing the PGL Notes and the PGL Credit Facility contain covenants that significantly restrict our operations.

The indentures governing the PGL Notes and the agreement governing the PGL Credit Facility contain, and any other future debt agreements may contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business. These covenants place restrictions on our ability and the ability of our restricted subsidiaries to, among other things:

•	pay dividends, redeem stock or make other distributions or restricted payments;

•	incur indebtedness or issue preferred membership interests;

•	make certain investments;

•	create liens;

•	agree to payment restrictions affecting the restricted subsidiaries;

•	consolidate or merge;

•	sell or otherwise transfer or dispose of assets, including equity interests of our restricted subsidiaries;

•	enter into transactions with our affiliates;

•	make capital expenditures;

•	designate our subsidiaries as unrestricted subsidiaries; and

•	use the proceeds of permitted sales of our assets.

The PGL Credit Facility also requires, and future senior secured credit facilities may require, us to meet a number of financial ratios and tests. Compliance with these financial ratios and tests may adversely affect our ability to adequately finance our operations or capital needs in the future or to pursue attractive business opportunities that may arise in the future. Our ability to meet these ratios and tests and to comply with our provisions governing our indebtedness may be adversely affected by our operations and by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default under our other indebtedness and if such other indebtedness is accelerated, in whole or in part, could result in an event of default.

Our ability to repurchase the PGL Notes upon a change of control may be limited.

Upon the occurrence of specific change of control events, we will be required to offer to repurchase all outstanding PGL Notes at 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. The lenders under the PGL Credit Facility will have the right to accelerate the indebtedness thereunder upon a change of control. Any of our future debt agreements may contain a similar provision. However, we may not have sufficient funds at the time of the change of control to make the required repurchase of PGL Notes or repayment of our other indebtedness. The terms of the PGL Credit Facility also will limit our ability to purchase PGL Notes until all debt under the PGL Credit Facility is paid in full, all letters of credit issued thereunder are cash collateralized or paid or discharged in full and all commitments to extend credit thereunder are terminated. Any of our future debt agreements may contain similar restrictions. If we fail to repurchase any PGL Notes submitted in a change of control offer, it would constitute an event of default under the indentures governing the PGL Notes, which would, in turn, constitute an event of default under the PGL Credit Facility and could constitute an event of default under our other indebtedness, even if the change of control itself would not cause a default. Important corporate events, such as takeovers, recapitalizations or similar transactions, may not constitute a change of control under the indentures and thus not permit the holders of the PGL Notes to require us to repurchase or redeem the PGL Notes.

Our ability to make payments under the PGL Notes and service our other debt depends on cash flow from our subsidiaries.

We will depend on distributions or other intercompany transfers of funds from our subsidiaries to make payments under the PGL Notes and service our other debt. Distributions and intercompany transfers of funds to us from our subsidiaries will depend on:

•	their earnings;

•	covenants contained in our and their debt agreements, including our existing and any future senior secured credit facilities;

•	covenants contained in other agreements to which we or our subsidiaries are or may become subject;

•	business and tax considerations; and

•	applicable law, including laws regarding the payment of dividends and distributions.

We cannot assure you that the operating results of our subsidiaries at any given time will be sufficient to make distributions or other payments to us or that any distributions and/or payments will be adequate to pay any amounts due under the PGL Notes or our other indebtedness.

We are uncertain how the bankruptcy of our member would affect our ability to continue to operate.

PGP is our sole managing member. Generally, limited liability companies (“LLCs”) are intended to provide both the limited liability of the corporate form for their members and certain advantages of partnerships, including “pass-through” income tax treatment for members, and thus have attributes of both corporations and partnerships. LLCs and their members have been involved in relatively few bankruptcy cases as debtors, and there has been little reported judicial authority addressing bankruptcy issues as they pertain to LLCs. There is some authority that the bankruptcy of a partnership’s general partner may lead to the winding up or dissolution of the partnership. It is possible that a bankruptcy court might hold, by analogy, that an LLC member’s bankruptcy would have a similar effect on a LLC. In the absence of judicial precedent, there can be no assurance as to the effect that the bankruptcy of PGP might have on our ability or the ability of our operating subsidiaries to continue in business.

Noteholders may be required to be licensed by a gaming authority and, if not so licensed, their PGL Notes will be subject to redemption.

We are required to notify the Iowa Racing and Gaming Commission and the Louisiana Gaming Control Board and the Louisiana State Racing Commission as to the identity of, and may be required to submit background information regarding, each owner, partner or any other person who has a beneficial interest of five percent or more, direct or indirect, in the Company. The Iowa Racing and Gaming Commission, the Louisiana Gaming Control Board and the Louisiana State Racing Commission may also request that we provide them with a list of persons holding beneficial ownership interests in the Company of less than five percent. Similarly, the Kansas Racing and Gaming Commission requires disclosure of beneficial ownership exceeding a 0.5% threshold (with certain limited exceptions). For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The Iowa Racing and Gaming Commission, the Kansas Racing and Gaming Commission, the Louisiana Gaming Control Board and the Louisiana State Racing Commission may determine that holders of the PGL Notes have a “beneficial interest” in the Company.

If any gaming, racing or liquor agencies, including the Iowa Racing and Gaming Commission, the Kansas Racing and Gaming Commission, the Louisiana Gaming Control Board or the Louisiana State Racing Commission, requires any person, including a record or beneficial owner of the PGL Notes, to be licensed, qualified or found suitable, that person must apply for a license, qualification or finding of suitability within the time period specified by the gaming authority. The person would be required to pay all costs of obtaining a license, qualification or finding of suitability. If that person is unable or unwilling to obtain such license, qualification or finding of suitability, such agencies and authorities may not grant us or, if already granted, may suspend or revoke our licenses unless we terminate that relationship. Under these circumstances, we would be required to repurchase that person’s PGL Notes. There can be no assurance that we will have sufficient funds or otherwise will be able to repurchase any or all of the PGL Notes.

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

DJL owns approximately seven acres of land in the Port of Dubuque on which DJL’s 188,000 square foot casino is built.  We currently have approximately 815 surface parking spaces that are in close proximity to the Diamond Jo located on properties that we own, lease or to which we are given access at no cost pursuant to a non-exclusive use agreement with a third party. Our property lease currently requires us to pay $500,000 annually.  All rent payments associated with this lease are reimbursed to us by the DRA under the Amended DRA Operating Agreement.

The EVD racino sits on and is bounded by approximately 649 acres of owned land located in Opelousas, Louisiana that we purchased in 2002 and 2003. We have constructed a 170,000 square foot building and a one mile dirt and 7/8 mile turf racetrack on this site.

In addition, EVD owns the land, building and improvements of the Port Allen OTB and leases the facilities that comprise the New Iberia, Henderson, Eunice and St. Martinville OTBs.

The DJW casino and convenience store is located on 36 acres of owned land in Worth County, Iowa.  With the completion of the expansion project in 2007, the casino building is now approximately 75,000 square feet.  We currently have 1,283 parking spaces that are in close proximity to Diamond Jo Worth located on properties that we own or lease.  DJW leases 10 acres of land north of the casino that require DJW to pay $52,000 per year as rent through June 2016.  The property lease also allows for the purchase of the leased land at the expiration of the lease for a total purchase price of $750,000.

In addition, DJW owns 268 acres of land approximately 10 miles northwest of the casino in Emmons, Minnesota on which a “member’s only” 93-acre nine-hole golf course and nine-station sporting clay course and 176 acre hunting facility, known as Pheasant Links, is located, together with a 4,500 square foot clubhouse.  DJW also leases 30 acres of adjacent land for $3,000 per year through August 2013 for use as additional hunting land.

ABC owns approximately 5.8 acres of land adjacent to its riverboat casino. ABC has 597 surface parking spaces that are in close proximity to the casino on properties that it owns.

PGL currently leases approximately 10,876 square feet of office space in Dubuque, Iowa which serves as our corporate headquarters.

In March 2011, KSC purchased two parcels of land totaling approximately 202 acres on which the Kansas Star will be developed. This land effectively gives KSC all the land needed to develop the Kansas Star facility in compliance with the terms of the Kansas Management Contract.

All of our owned real properties, other than Pheasant Links, serve as collateral under the PGL Credit Facility and the PGL Secured Notes.

ITEM 3.	LEGAL PROCEEDINGS

In November 2009, PGP paid $25,000 in consulting fees to Webster County Entertainment, LLC (“WCE”) in connection with a potential casino development opportunity in Fort Dodge, Iowa.  Following PGP's payment to WCE, the principals of WCE made contributions to the Iowa Governor’s re-election campaign.  On October 11, 2010, a special prosecutor for the State of Iowa filed charges against PGP, Brent Stevens, Chairman and Chief Executive Officer of PGP and the Company, and Jonathan Swain, Chief Operating Officer of PGP and the Company, charging each with misdemeanor violations of Iowa’s campaign finance laws related to making a campaign contribution in the name of another and failing to disclose a campaign contribution. A trial date for this matter is currently scheduled for June 20, 2011.

Based upon the Company's internal review and advice of outside legal counsel, the Company believes that neither it nor any of its employees has violated any laws.  While the Company believes that these misdemeanor charges will not have a material adverse effect on our business and results of operations, legal proceedings of this nature are inherently unpredictable and no assurances can be given as to its result. An adverse outcome could be disruptive to the Company’s management and operations. The Iowa Racing and Gaming Commission has broad discretion to consider all actions by its licensees in its regulation of gaming in the State of Iowa and may exercise its discretion to consider the charges and any potential adverse outcome relating to the charges when determining whether to take action, if any. An adverse outcome in this matter and any consequent actions by the Iowa Racing and Gaming Commission, or any gaming authorities in Louisiana or Kansas, could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

 Except as set forth in Note 8 to the consolidated financial statements, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.                  RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any of PGL’s or PGC’s common equity securities.

As of December 31, 2010, PGP was the only holder of record of the common equity of PGL and PGC is a wholly owned subsidiary of PGL. In fiscal years 2010, 2009 and 2008, PGL and/or its subsidiaries paid distributions totaling $9.7 million, $4.0 million and $4.1 million, respectively, to PGP in respect of (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the Board of Managers in their capacity as board members, and (iii) tax, accounting, licensure, legal and administrative costs and expenses of PGP. These amounts were recorded as member distributions.  In September 2010, the Company made a $1.7 million cash distribution to PGP, the proceeds of which were used by PGP to repay all of the outstanding principal and interest on a loan due to the Company.  Such loan was previously recorded as a note receivable within Total Member’s Deficit. On November 6, 2009, PGP repurchased certain previously granted and vested profits interests from certain executive officers of the Company in the amount of $5.8 million.  A portion of the repurchase was funded by a distribution of $3.3 million from PGL to PGP.

Significant restrictions exist on our ability to make member distributions. See Note 4 to the consolidated financial statements for information on such restrictions.

ITEM 6.                      SELECTED FINANCIAL DATA

The following table represents selected consolidated financial data of PGL for the five years ended December 31, 2010.

The selected historical financial data for such periods are derived from our audited consolidated financial statements. All years presented include DJL’s operations, EVD’s gaming and horse racing operations and DJW’s operations (casino opened in April 2006) and the years ended December 31, 2010 and 2009 also include ABC’s operations since its acquisition on October 22, 2009. The selected financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this document.

	Year Ended December 31,
	2010		2009	2008		2007	2006
	(Dollars in thousands)
Statement of Operations Data
REVENUES:
Casino	$293,619		$258,427	$227,269		$222,147	$200,734
Racing	14,961		16,507	17,986		19,146	22,146
Video Poker	4,694		5,322	5,901		4,533	3,715
Food and beverage	26,272		23,418	16,767		15,801	15,315
Other	12,483		10,580	11,809		11,501	10,087
Less promotional allowances	(36,671)		(27,974)	(20,579)		(19,935)	(17,580)
Total net revenues	315,358		286,280	259,153		253,193	234,417
EXPENSES:
Casino	120,633		107,106	97,421		94,389	84,971
Racing	14,417		15,360	15,739		15,959	18,579
Video poker	3,717		3,908	4,349		3,751	2,949
Food and beverage	16,980		16,471	13,174		12,428	11,701
Other	8,584		7,484	7,564		7,080	6,605
Selling, general and administrative (1)	54,753		45,564	34,657		49,770	43,924
Depreciation and amortization	29,413		24,651	20,134		20,728	20,820
Pre-opening expense	33		6	785		375	966
Development expense	28		1,211	(922)		8,041	777
Affiliate management fees	5,756		5,318	5,401		5,218	4,516
Impairment on asset held for sale	—		—	831		—	—
Loss on disposal of assets	184		1,770	95		2,731	210
Total expenses	254,498		228,849	199,228		220,470	196,018
Income from operations	60,860		57,431	59,925		32,723	38,399
OTHER INCOME (EXPENSE):
Interest income	2,249		2,010	2,465		2,628	955
Interest expense, net of amounts capitalized	(59,598)		(50,407)	(39,634)		(40,505)	(32,741)
Loss from equity affiliate	(29)		—	—		—	—
Loss on early retirement of debt	—		(22,475)	—		—	—
Interest expense related to preferred member’s interest, redeemable	—		—	—		—	(285)
Total other expense	(57,378)		(70,872)	(37,169)		(37,877)	(32,071)
Net income (loss)	$3,482		$(13,441)	$22,756		$(5,154)	$6,328

Ratio of earnings to fixed charges (2)	1.1	x	-x	1.4	x	-x	1.2	x

	Year Ended December 31,
	2010	2009	2008	2007	2006
Cash Flow Data	(Dollars in thousands)
Cash flows from operating activities	$37,372	$49,803	$40,394	$42,299	$41,821
Cash flows used in investing activities	(43,109)	(134,893)	(67,601)	(50,555)	(31,980)
Cash flows (used in) from financing activities	(9,150)	80,922	23,812	(6,565)	34,302
Distributions to common member	(11,442)	(7,331)	(4,078)	(6,424)	(2,494)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data	(Dollars in thousands)
Current assets	$31,686	$47,244	$52,146	$52,288	$67,231
Total assets	539,805	541,934	437,276	371,927	353,810
Current liabilities	51,571	54,581	59,109	45,379	49,346
Total long-term obligations	560,103	557,128	430,150	386,170	360,965
Total member’s deficit	(71,869)	(69,775)	(51,983)	(59,622)	(56,501)
___________________

(1)
Includes a (credit) expense of $(2.4) million in 2009, $(6.6) million in 2008, $10.3 million in 2007 and $8.5 million in 2006 related to non-cash equity based compensation.  See Note 2 to the consolidated financial statements included elsewhere in this Annual Report for more information on the non-cash equity based compensation.

(2)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as net income (loss) plus fixed charges and amortization of capitalized interest less capitalized interest. Fixed charges include interest expense on all indebtedness, including amounts capitalized, an estimate of the interest within rental expense, amortization of deferred financing costs and debt discount, preferred member’s interest redeemable, and loss on early retirement of debt. Earnings were insufficient to cover fixed charges for the years ended December 31, 2009 and 2007 by $13.2 million and $5.9 million, respectively.  During the year ended December 31, 2009, fixed charges include a loss on early retirement of debt of $22.5 million.

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

·
the termination of our operating agreement with our “qualified sponsoring organizations,” the DRA and/or the WCDA, or the failure of the DRA and/or the WCDA to continue as our “qualified sponsoring organization;”

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

·
failure to meet the contractually-obligated construction dates, or delays or cost overruns related to the construction of the Kansas Star or delays in obtaining requisite governmental approvals related to the operation of the Kansas Star;

·	adverse outcomes of any legal proceedings in which we may become involved from time to time;

·	adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of DJL, DJW, EVD, ABC and KSC; and

·	other factors discussed herein under the caption “Risk Factors” and in our other filings with the SEC.

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

In addition, we are currently developing the Kansas Star in Mulvane, Kansas.  See Note 1 to the consolidated financial statements for more information on the Kansas Star development.

Industry Environment

The gaming industry felt the continued impact of the softness in the economy.  While DJW’s market continued to show its resilience against the soft economy with a 2% increase in casino revenue in 2010 compared to 2009, the Dubuque market, consisting of DJL and the Mystique Casino, declined 3.5% during 2010 compared to 2009 as a result of the soft economy, negative weather impacts in 2010 and a stabilization of the market after DJL’s opening of its new casino in early 2009.  The southern Louisiana gaming market continues to see declines in gaming revenue.  As a result of the continued downturn in the oil and gas industry and its impact on discretionary spending, casino operations in the Baton Rouge and EVD gaming market reported an average decline of 8% during 2010 compared to 2009.  Although revenues continued to decline in EVD’s market, we are encouraged by the fact that the percentage declines each quarter compared to the prior year are beginning to show improvements as quarterly declines were 16%, 8% and 6% for the first, second and third quarters, respectively, in that market while the fourth quarter was flat year over year.  The change in gaming revenues year over year at ABC is also encouraging as ABC experienced a decline of 15% during the first quarter, followed by a decline of 2% year over year in the second quarter, a 10% increase year over year in the third quarter and a 14% increase year over year in the fourth quarter. While we believe 2011 will continue to be a difficult operating environment, we remain focused on our strategy of providing a great experience for our customers at each of our facilities and pursuing capital projects with attractive returns.

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

 In May 2010 an independent third party developer and operator began construction on a new 60-room hotel in close proximity to our DJW casino.  The hotel is expected to open to the public in March 2011.

In June 2010, EVD opened its fifth off-track betting parlor which is located in St. Martinville, Louisiana which offers pari-mutuel wagering and food and beverage options.  In September 2010, EVD began offering video poker at this new OTB and currently has 66 video poker games.

              In November 2010, a third party developer and operator opened a 117-room hotel adjacent to EVD’s racino. The hotel includes 41 suites, two meeting rooms and an indoor pool.

In January 2011, PGP’s Kansas Management Contract was approved by the Kansas Racing and Gaming Commission and upon such approval, became effective.  The Kansas Management Contract was subsequently assigned to KSC and allows KSC to design, develop and operate the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas.  See Note 1 to the consolidated financial statements for more information on the development of the Kansas Star facility.

Results of Operations

Selected Financial Measures by Property

The following table sets forth certain information concerning our results of operations for the years ended December 31, 2010, 2009 and 2008.

	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Net Revenues:
Diamond Jo Dubuque	$67,835	$71,876	$42,364
Diamond Jo Worth	86,568	83,897	84,596
Evangeline Downs	112,993	122,808	132,193
Amelia Belle (1)	47,962	7,699	-
Consolidated net revenues	$315,358	$286,280	$259,153
Income from Operations:
Diamond Jo Dubuque	$13,549	$14,883	$8,972
Diamond Jo Worth	25,848	22,695	20,753
Evangeline Downs	20,535	23,697	28,814
Amelia Belle (1)	8,540	932	-
General corporate (2)	(7,612)	(4,776)	1,386
Consolidated income from operations	$60,860	$57,431	$59,925
Income from Operations Margins:
Diamond Jo Dubuque	20.0%	20.7%	21.2%
Diamond Jo Worth	29.9%	27.1%	24.5%
Evangeline Downs	18.2%	19.3%	21.8%
Amelia Belle (1)	17.8%	12.1%	-
Consolidated income from operations margin (2)	19.3%	20.1%	23.1%

________________________________

(1)	We acquired Amelia Belle on October 22, 2009, and its operating results are included only from the acquisition date.

(2)	General corporate operating income (loss) was impacted by a credit for non-cash equity based compensation of $2.4 million and $6.6 million for 2009 and 2008, respectively.

2010 Compared to 2009

Consolidated net revenues increased $29.1 million to $315.4 million for 2010 compared to $286.3 million for 2009.  Consolidated net revenues on a same store basis decreased $11.2 million, or 4%, to $267.4 million for 2010 compared to $278.6 million for 2009.  Same store basis for year over year comparisons does not reflect operating results related to our acquisition of ABC on October 22, 2009.  While DJW reported a 3% increase in net revenues primarily due to a 2% increase in casino revenues, net revenues at DJL decreased 6% in 2010 compared to 2009.  This decrease is primarily due to (i) disruptions in business due to significant amounts of snowfall in Dubuque, Iowa in January, February and December 2010 as compared to the prior year, (ii) construction related disruptions at DJL’s closest competitor, Mystique Casino, during the first quarter of 2009 related to their casino remodel which was completed in April 2009 (iii) a stabilization of DJL’s market share in its primary gaming market following the opening of its new casino facility in December 2008 and (iv) an overall decline in gaming revenue of 3.5% in its primary gaming market.  EVD continued to be impacted by a decline in discretionary spending as a direct result in the downturn in the oil and gas industry in southern Louisiana in 2010 compared to 2009.  EVD reported an 8% decline in net revenues, primarily due to a 7% decline in casino revenues, in 2010 compared to 2009, which is consistent with the declines in its closest competitor market of Baton Rouge.  In addition, net revenue at ABC was $48.0 million for 2010 and $7.7 million from the date of acquisition through December 31, 2009.

Casino revenues increased $35.2 million to $293.6 million for 2010 compared to $258.4 million for 2009.  Casino revenues on a same store basis declined 3% to $242.1 million for 2010 from $250.3 million for 2009.  DJL’s casino revenues decreased by $2.9 million, or 4%, to $67.7 million for 2010 from $70.6 million for 2009 as a result of the negative weather impact, the construction at Mystique Casino in 2009, stabilization of DJL’s market share and overall decline in its primary gaming market as discussed above.   DJW’s casino revenues increased $1.8 million to $81.0 million in 2010 from $79.2 million in 2009.  EVD’s casino revenues declined 7% to $93.4 million in 2010 from $100.5 million in 2009, which management believes is due primarily to the downturn in the oil and gas industry in southern Louisiana as discussed above.  ABC’s casino revenues were $51.5 million in 2010 and $8.1 million from the date of acquisition through December 31, 2009.  The first two months of 2010 and the last two months of 2009 reflect the impact of disruptions on the casino floor as a result of ABC’s $7.5 million casino renovation.

Casino operating expenses increased $13.5 million to $120.6 million for 2010 compared to $107.1 million for 2009.  Casino operating expenses on a same store basis decreased 4% to $98.8 million in 2010 from $103.2 million in 2009 due primarily to a $2.7 million decrease in gaming taxes and horse purse supplements as a result of a decrease in casino revenue and a decrease in other operating casino expenses, including a $1.4 million decrease in slot lease expense, resulting from management’s cost control initiatives.  Casino expenses at ABC were $21.8 million in 2010 and $3.9 million from the date of acquisition through December 31 2009.

Promotional allowances as a percentage of casino revenues increased to 12.5% in 2010 from 10.8% in 2009. Promotional allowances as a percentage of casino revenues on a same-store basis increased to 11.9% in 2010 from 10.7% in 2009.  Each of our properties saw an increase in promotional expense which was the result of an effort to drive additional customer visits in a difficult economic environment.  In addition, promotional allowances as a percentage of casino revenues at ABC were 15.2% for 2010 compared to 14.9% from the date of acquisition through December 31, 2009.

EVD continues to see a decline in racing revenues.  Racing revenues at EVD for 2010 decreased 9% to $15.0 million for 2010 compared to $16.5 million for 2009.  We believe this decrease is consistent with an industry trend of decreased wagering on horse racing throughout the United States.  Racing expenses declined primarily due to the lower racing revenue volume.  Due to the significant amount of fixed costs associated with live racing, our margins on racing decreased from 7% in 2009 to 4% in 2010.

Video poker revenues at EVD decreased 11% to $4.7 million in 2010 compared to $5.3 million in 2009 which we believe is due primarily to the downturn in the economy in Louisiana as discussed above as well as increased competition from truck stops offering video poker in the areas in which some of our OTBs operate.  We began operating video poker machines at our new St. Martinville OTB in September 2010 which offset the overall decline in revenues by $0.4 million.  Video poker expenses declined primarily due to the lower video poker revenue volume and margins were negatively impacted by the ramp up of operations at St. Martinville.

Food and beverage revenues increased $2.9 million to $26.3 million for 2010 compared to $23.4 million for 2009. Food and beverage revenues on a same store basis decreased 2% to $22.3 million in 2010 from $22.7 million in 2009.  This decrease is attributable to declines in food and beverage revenues at DJL and EVD due to decreased customer visits and reductions in discretionary spending as a result of the difficult economic conditions. However, despite the decrease in revenues, we were able to improve food and beverage margins year over year by 500 basis points on a same store basis.  These reductions in costs were primarily achieved through the implementation of management’s cost control initiatives including adjusting hours of operations in the various food outlets.   Food and beverage revenues and expenses at ABC for 2010 were $4.0 million and $2.3 million, respectively and were $0.7 million and $0.4 million, respectively from the date of acquisition through December 31, 2009.

Other revenues increased $1.9 million to $12.5 million for 2010 compared to $10.6 million for 2009. Other revenues on a same store basis increased $1.6 million for 2010 compared to 2009 due to a $1.3 million increase in convenience store revenues at DJW resulting from an increase in gallons of fuel sold and an increase in fuel prices over 2009.  Consistent with this increase in gasoline sales, DJW realized an increase in other expenses.  Other revenues at ABC were $0.3 million in 2010 and were insignificant from the date of acquisition through December 31 2009.

Selling, general and administrative expenses increased $9.2 million to $54.8 million for 2010 compared to $45.6 million for 2009. Selling, general and administrative expenses on a same store basis increased 4% to $46.0 million for 2010 from $44.1 million for 2009.  The $1.9 million increase is primarily due to a $2.4 million credit to non-cash expense in 2009 associated with the PGP incentive units granted to certain executive officers of the Company.  The $2.4 million non-cash expense credit is offset by a $0.5 million expense reduction which is primarily a direct result of the implementation of management’s cost control initiatives. Selling, general and administrative expenses at ABC were $8.8 million for 2010 and $1.5 million from the date of acquisition through December 31, 2009.

Depreciation and amortization expense increased $4.8 million due primarily to a $5.1 million depreciation and amortization expense increase at ABC to $6.1 million in 2010 from $1.0 million from the date of acquisition through December 31, 2009.

At December 31, 2010, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill or indefinite lived intangible assets.  We do not expect significant changes in our operations at DJL, DJW, EVD or ABC over the next 12 months. However, declines in economic conditions in the regions in which we operate, and specifically in the oil and gas industry in southern Louisiana, could have a negative effect on our future operations. If a material negative impact would occur, it may have an impact on our periodic review of goodwill and indefinite lived intangible assets for impairment.

Development expense in 2009 was $1.2 million and was primarily related to costs associated with the acquisition of ABC.

Affiliate management fees increased $0.5 million to $5.8 million for 2010 compared to $5.3 million for 2009. Affiliate management fees were $5.4 million and $5.3 million on a same store basis for 2010 and 2009, respectively and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW.  Affiliate management fees at ABC were $0.4 million in 2010 and were insignificant from the date of acquisition through December 31, 2009.

Included in loss on disposal of assets during 2009 is approximately $1.5 million of capitalized design and development costs and disposal costs related to a hotel project design at EVD that were not utilized by the third party operator.  See Note 3 of the consolidated financial statements contained elsewhere in this annual report for further information on the hotel project at EVD.

Operating income margins at DJL dropped slightly to 20.0% in 2010 from 20.7% in 2009 primarily due to the increased promotional expenses as discussed above. Operating income margins at DJW increased to 29.9% for 2010 from 27.1% in 2009 due to (i) a $1.3 million decrease in depreciation expense as certain assets reached the end of their depreciable lives during the second quarter 2009 and (ii) a continued focus by the Company to maintain optimal labor levels and control operating costs.  EVD’s operating income margins declined to 18.2% for 2010 from 19.3% for 2009 primarily due to (i) a 7% decrease in casino revenues as discussed above and (ii) the increased promotional expenses as discussed above partially offset by the $1.5 million loss on disposal in 2009 as discussed above.  Operating income margin at ABC for 2010 was 17.8% and was 12.1% from the date of acquisition through December 31, 2009 and was negatively impacted by a high level of promotional allowances as well as disruptions on the casino floor in the last two months of 2009 and first two months of 2010 related to the remodel of the facility.

Interest expense, net of interest income, increased $9.0 million for 2010 compared to 2009 primarily due to the Company’s debt refinancing activities in 2009 including additional debt incurred to fund the acquisition of ABC.  In addition, during 2009, the Company incurred a $22.5 million loss on early retirement of debt related to this refinancing.

2009 Compared to 2008

Consolidated net revenues on a same store basis for 2009 increased 7.5% over 2008 primarily as a result of the strong operating results at our new land-based Diamond Jo casino in Dubuque, Iowa.  DJL’s new facility opened to the public in December 2008 and posted a net revenue increase of 70% in 2009 over 2008.  Offsetting that increase was a 7% decline in net revenues at EVD, which we believe is a result of the downturn in the oil and gas industries in southern Louisiana.  Net revenues at DJW were substantially unchanged in 2009 compared to 2008 while ABC contributed net revenues of $7.7 million from October 22, 2009, its acquisition date, through December 31, 2009.

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

ABC’s casino revenues of $8.1 million from the date of acquisition through December 31, 2009 were comprised of slot revenue of $7.3 million and table games revenue of $0.8 million.  The results reflect the impact of disruptions on the casino floor during the last two months of 2009 due to ABC’s $7.5 million casino renovation which began in mid-November 2009.  The renovation included a remodel of the interior, including new carpet and remodeled restrooms, 260 new slot machines and themes, reconfiguration of the gaming floor, new slot signage, a new surveillance system and painting of the exterior of the boat.

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

Liquidity and Capital Resources

Cash Flow Activities

2010 compared to 2009

Our cash balance decreased $14.9 million to $19.6 million at December 31, 2010, from $34.5 million at December 31, 2009.

Cash flows from operating activities were $37.4 million in 2010, a decrease of $12.4 million when compared to $49.8 million in 2009.  This decrease is primarily attributed to the refinancing of our outstanding indebtedness in August 2009 and the timing of interest payments under the new senior notes.  As a result, the Company paid cash interest of $55.4 million during 2010 compared to $33.7 million 2009.  This decrease was partially offset by an increase in operating cash flows from ABC as a result of the acquisition in October 2009.

Cash flows used in investing activities during 2010 were $43.1 million consisting primarily of (i) a $25.0 million privilege fee paid to the State of Kansas in 2010 related to PGP’s negotiation of the Kansas Management Contract (see Note 1 to the consolidated financial statements for more information on the payment of the privilege fee), (ii) payments of $3.9 million related to the remodel at ABC and $4.4 million related to the completion of the event center and new OTB at EVD and (iii) outflows of $7.0 million primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures.  General maintenance capital expenditures are capital expenditures that relate to the replacement of or major renewals and improvements to our existing fixed assets.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.  Examples of general maintenance capital expenditures in 2010, excluding slot machines and slot machine conversions, include improvements to our existing owned and leased buildings, surveillance upgrades and improvements and the replacement of servers and other computer equipment.  In addition, in accordance with a loan agreement entered into in November 2009 with the developer of the hotel at EVD, EVD loaned the developer $2.3 million during the third quarter of 2010, the proceeds of which were used toward the development of the hotel.  The developer of the hotel is an affiliate of EVD.  Amounts advanced under the loan bear interest at a rate of 14.5% and shall be paid quarterly in arrears.  Principal payments on the loan are due quarterly beginning November 15, 2010 based on a twenty year amortization schedule. All outstanding principal and interest is due on November 15, 2014.

Cash flows used in financing activities during 2010 of $9.2 million reflects principal payments on debt of $2.2 million, member distributions of $11.4 million and payments of deferred financing costs of $0.8 million offset by net proceeds under the PGL Credit Facility of $3.5 million and proceeds of $1.7 million from repayment of a loan due from PGP.

As of December 31, 2010, the Company had $3.5 million in outstanding advances under the PGL Credit Facility. In addition, as of December 31, 2010, the Company had outstanding letters of credit under the PGL Credit Facility of approximately $1.7 million resulting in available borrowings thereunder of $53.3 million. Available borrowings under the PGL Credit Facility were reduced by $8.5 million subsequent to year end (see Financing Activities – PGL Credit Facility below for more information on the changes to the PGL Credit Facility).

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

Cash flows from financing activities during 2009 of $80.9 million reflects the proceeds from the offering of the PGL Notes in August 2009 of $531.5 million offset by (i) payments on debt, including principal and call premiums related to the redemption of  the 8 3/4% senior notes due 2012 (“Old Peninsula Notes”), the 11% senior secured notes due 2012 (“DJW Notes”) and the 13% senior notes due 2010 (“EVD Notes”) of $394.4 million, (ii) net payments of borrowings under the PGL Credit Facility and DJW’s senior credit facility of $30.5 million, (iii) payment of deferred financing costs related to the issuance of the PGL Notes and the PGL Credit Facility of $16.7 million, (iv)  member distributions of $7.3 million and (v) cash outflows related to a $1.7 million loan to PGP.

 Financing Activities

PGL Notes

On August 6, 2009, the Company and PGC, as co-issuers (together, the “Issuers”), issued the PGL Secured Notes in an aggregate principal amount of $240.0 million and PGL Unsecured Notes in an aggregate principal amount of $305.0 million.  The PGL Secured Notes and PGL Unsecured Notes were issued at a discount of $5.5 million and $7.9 million, respectively.  Interest on the PGL Notes is due each August 15 and February 15, commencing February 15, 2010.

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

On January 27, 2011, the Company commenced a consent solicitation seeking to amend the indenture governing the PGL Secured Notes to allow for the issuance of additional secured notes under that indenture. On February 2, 2011, the Company consummated the consent solicitation and adopted the amendments to the indenture governing the PGL Secured Notes.

On February 1, 2011, the Company issued an additional $50.0 million in aggregate principal amount of PGL Unsecured Notes at an issue price of 108%, plus accrued interest from August 15, 2010.

On February 9, 2011, the Company issued an additional $80.0 million in aggregate principal amount of PGL Secured Notes at an issue price of 105%, plus accrued interest from August 15, 2010.

The PGL Secured Notes and the PGL Unsecured Notes are guaranteed on a senior secured basis and senior unsecured basis, respectively, by DJL, EVD, DJW, ABC and KSC (collectively, the “Subsidiary Guarantors”).  The PGL Secured Notes and the related guarantees are secured by a security interest in the Company’s and the Subsidiary Guarantors’ respective existing and future assets (other than certain excluded assets) and by a limited recourse pledge of 100% of the equity interests of PGL by PGP. The security interest on the collateral that secures the PGL Secured Notes and the related guarantees are subject to the prior liens of the PGL Credit Facility. The PGL Unsecured Notes are effectively subordinated to the PGL Credit Facility, the PGL Secured Notes and other secured indebtedness of the Company and the Subsidiary Guarantors to the extent of the collateral securing such indebtedness. The guarantees of the Subsidiary Guarantors are full and unconditional and joint and several.

The indentures governing the PGL Notes limits the Company’s and the Subsidiary Guarantors’ ability to, among other things, incur more debt, pay dividends or make other distributions to PGP, redeem stock, make certain investments, create liens, enter into transactions with affiliates, merge or consolidate, and transfer or sell assets.

The PGL Notes and the PGL Credit Facility do not limit the Company’s ability to transfer assets between the Company and the Subsidiary Guarantors.  Under the indentures governing the PGL Notes, the Company is allowed, subject to certain conditions and limitations set forth therein, to make payments and distributions to PGP, including in respect of (i) certain consulting and financial advisory services, (ii) board fees and actual out-of-pocket expenses incurred by members of the Board of Managers, and (iii) tax, accounting, licensure, legal and administrative costs and expenses of PGP. In addition, the Company may pay dividends or make other distributions to PGP, in addition to the distributions above, if the combined interest coverage ratio of the Company and the Subsidiary Guarantors is not less than 2.0 to 1.0 for the immediately preceding four full fiscal quarters and subject to certain aggregate net income and cash proceeds received from the sale of equity interest limits.  Substantially all of the Company’s net assets were restricted from distribution to PGP under the PGL Notes and the PGL Credit Facility, subject to the above exceptions and including amounts allowed for certain investments and other restricted payments.

PGL Credit Facility

The PGL Credit Facility consists of a revolving credit facility which permits the Borrowers to request advances and letters of credit up to the lesser of the maximum revolver amount of $50.0 million, after giving effect to the Second Amendment described below, (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the consolidated EBITDA (as defined in the PGL Credit Facility) of the Borrowers for the 12 months immediately preceding the current month end multiplied by 150% and the consolidated EBITDA of the Borrowers for the most recent quarterly period, computed on an annualized basis, multiplied by 150%. The borrowings under the PGL Credit Facility bear interest at a rate equal to the Wells Fargo prime rate plus a margin of 2.5% with a floor of 6%.

On January 31, 2011, the Borrowers under the PGL Credit Facility and Wells Fargo executed a Consent agreement that permitted KSC to join the PGL Credit Facility as a Borrower.

On February 2, 2011, the Borrowers under the PGL Credit Facility and Wells Fargo executed the Second Amendment to Amended and Restated Loan and Security Agreement (the “Second Amendment”) which, among other things, (i) permits the issuance of up to $80.0 million in aggregate principal amount of additional PGL Secured Notes, (ii) provides for a reduction in the maximum revolver amount under the facility from $58.5 million to $50.0 million, (iii) extends the maturity date of the facility from January 15, 2014 to January 15, 2015 and (iv) permits certain capital expenditures in connection with the development of the Kansas Star.

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

Term Loan

On May 1, 2008, PGL, DJL and EVD (collectively, the “FF&E Borrowers”) entered into a Loan and Security Agreement (“Term Loan”) with American Trust & Savings Bank.  Proceeds from the Term Loan of $8.0 million were used to finance the purchase of certain furniture, fixtures and equipment related to DJL’s casino development in 2008. Commencing on January 1, 2009 and continuing through December 1, 2013, the FF&E Borrowers are required to pay principal plus accrued interest in equal monthly installments. Interest on the Term Loan accrues at a rate of 6.5% per annum.  As of December 31, 2010, DJL had outstanding advances of $5.2 million under the Term Loan.

Compliance

As of December 31, 2010, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness. Based on our current level of operations, and anticipated revenue growth, we expect to continue to be in compliance with the terms of the agreements governing our outstanding indebtedness during the next 12 months.

Liquidity

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations, and (ii) available borrowings under the PGL Credit Facility. The available borrowing amount at December 31, 2010 after giving effect to the Second Amendment and after reductions for letters of credit outstanding under the PGL Credit Facility was $44.8 million.

   Capital expenditures for the Company, excluding capital expenditures related to the development of the Kansas Star as discussed below, for the next 12 months are expected to be approximately $9.0 million.

   The Company’s debt maturities for the next 12 months are expected to be approximately $1.6 million.  The Company’s member distributions to PGP for the next 12 months are expected to be approximately $5.0 million.

We plan to finance the foregoing expected cash requirements with: (i) a portion of the available cash on hand (excluding amounts needed for normal operations); (ii) cash generated from operations; and (iii) if necessary, available borrowings under the PGL Credit Facility.

Kansas Star Development

As described in Part I, Item 1 Business, the Kansas Star development represents a significant new material commitment for capital expenditures that will be partially financed utilizing cash from operations, and may impact future liquidity.

The first phase budget for the Kansas Star is $230 million. As of December 31, 2010, the Company has paid the $25.0 million privilege. The Company plans to finance the remaining costs of the first phase of the project with (i) net proceeds from an $80.0 million tack on offering to the PGL Secured Notes consummated on February 9, 2011, (ii) net proceeds from a $50.0 million tack on offering to the PGL Unsecured Notes consummated on February 1, 2011, (iii) anticipated slot vendor and equipment financing of $42 million (which financing is allowed under our existing borrowing agreements) and (iv) cash flow from operations. There can be no assurances that this project will be completed in the estimated time frames or at the estimated costs. Further, the Company has executed a term sheet and expects to enter into an agreement with a third party hotel developer/operator to separately build, finance, and operate the $20.0 million hotel, although no assurances can be given that the Company will obtain the slot vendor and equipment financing or enter into a separate hotel agreement.

         The second phase of the Kansas Star project is budgeted at $65.0 million and is expected to be funded from cash flows from operations and, if necessary, availability under the PGL Credit Facility.

Based on our cash on hand, expected cash flows from operations and our available sources of financing, we believe we will have adequate liquidity to (i) satisfy our current operating needs at each of our gaming properties, (ii) pay all development costs associated with the Kansas Star development as they become due and (iii) to service our outstanding indebtedness for the next 12 months.

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

 Contractual Obligations and Commitments and Contingent Liabilities

Our future contractual obligations and commitments at December 31, 2010 were as follows (in thousands of dollars):

	Payments due by Period
Contractual Obligations	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	Thereafter

Long-Term Debt (1)	$553,738	$1,643	$3,583	$243,512	$305,000
Interest on Long-Term Debt (1)	311,372	53,395	106,450	98,247	53,280
Operating Leases	4,397	1,393	1,723	892	389
Purchase Commitments (2)	75,686	7,204	8,882	8,222	51,378
Other Long-Term Liabilities	953	-	398	268	287
Total Contractual Obligations	$946,146	$63,635	$121,036	$351,141	$410,334
___________________

(1)       The Company closed on a $50.0 million tack on offering to the PGL Unsecured Notes and an $80.0 million tack on offering to the PGL Secured Notes on February 1, 2011 and February 9, 2011, respectively. This table has not been updated to reflect the contractual obligations associated with these financings.

(2)           Includes approximately $49.3 million related to DJL’s future obligations under a minimum assessment agreement with the City over a period of 27 years and approximately $3.3 million related to DJL’s obligation for capital expenditures under a development agreement with the City over 40 years.  Excludes the Company’s commitment under the Kansas Management Contract approved on January 14, 2011.

The following shows our contingent obligations at December 31, 2010, based on expiration dates (in millions):
	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Thereafter
Standby letters of credit	$1.7	$—	$—	$—

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described below. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the year ended December 31, 2010.

Goodwill, Intangible and Other Long-Lived Assets. We evaluate our goodwill, intangible and other long-lived assets for impairment on a periodic basis. For goodwill and intangible assets with indefinite lives, we compare the carrying values to fair values on an annual basis or sooner if an indication of impairment exists. Other long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate a possible impairment. For assets to be disposed of we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist. We then compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment loss is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. All recognized impairment losses, whether for assets to be disposed of or assets to be held and used, are recorded as operating expenses.

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

Goodwill and intangible assets are also subject to impairment by, among other factors, significant changes in the gaming tax rates in Louisiana and Iowa, significant new competition which could substantially reduce profitability, non-renewal of the racing or gaming licenses due to regulatory matters or lack of county electorate approval in Iowa, changes to EVD’s or ABC’s tradename or the way EVD’s or ABC’s tradename is used in connection with its business and regulatory changes that could adversely affect the Company’s business by, for example, limiting or reducing the number of slot machines or video poker machines that the Company is permitted to operate. At December 31, 2010, 2009 and 2008, we completed an annual impairment testing of all of our goodwill and intangible assets with indefinite lives and no impairments were indicated. Assuming a hypothetical 10% decline in the estimated values of our DJL and ABC reporting units, our DJW gaming license, our EVD gaming and racing licenses, our EVD tradename, and our ABC gaming license, the hypothetical value of each would have been greater than its carrying value.  Due to the timing of the ABC acquisition and related valuation, no tests were performed during 2009 for ABC as there were no indicators of impairment.  We are required to perform an analysis of our goodwill and intangible assets at least on an annual basis. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods.

We do not expect significant adverse changes in our operations at DJL, DJW, EVD and ABC over the next 12 months.  However, regulatory changes, including increases in gaming tax rates, increased competition and declines in economic conditions in the regions in which we operate could have a negative effect on our future operations. If a material negative impact would occur, it may have an impact on our periodic review of goodwill and indefinite lived assets for impairment.

In 2009, the Company determined that it was probable that all conditions to financing the hotel project by the third party operator at EVD would be met and that the third party operator will build the hotel. Prior to that time, EVD incurred capitalized development costs related to the design and development of a hotel which it initially planned to own and operate.  During the third quarter of 2009, EVD expensed $1.5 million of capitalized design and development costs and disposal costs related to the hotel project design that was not utilized by the third party operator as a loss on disposal of assets.

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

     Investment Valuation.  Our investment in $23 million in aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”) were valued and recorded at $18.6 million and $14.7 million at December 31, 2010 and 2009, respectively.  Our available for sale investment is not traded.  The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and an estimate from an independent source of what market participants would use in pricing the bonds.  Due to the illiquid nature of the investment, changes in market risks could have a significant impact on the fair value.  A 10% change in the value of the investment at December 31, 2010 would change member's deficit by $1.9 million.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowings under the PGL Credit Facility. As of December 31, 2010, the Company had $3.5 million outstanding borrowings under the PGL Credit Facility.   We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $50.0 million after giving effect to the Second Amendment ) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.5 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate available for sale investment, note receivable, and debt borrowings. Our fixed rate available for sale investment is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate note receivable and fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to a refinancing of our note receivable and future indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate available for sale investment, note receivable, and debt borrowings as of December 31, 2010 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Available for sale investment	2011 – 2037	7.5%		$ 18,592	$ 18,592	(1)
Note receivable	2010 – 2014	14.5%		2,302	2,536	(2)
8 ⅜% senior secured notes	Aug 15, 2015	8.375%		235,535	255,000	(2)
10 ¾ % senior unsecured notes	Aug 15, 2017	10.75%		297,997	331,688	(2)
Senior secured credit facility	January 15, 2014	6	% (3)	3,500	3,500	(2)
Term loan	December 1, 2013	6.5%		5,183	5,183	(2)
Notes payable, capital lease obligations and other financial instruments	2010 – 2015	6.4% - 14.4%		591	591	(2)
Obligation under Minimum Assessment Agreement	2011 – 2037	8.0%		20,458	25,012	(2)
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

(2)           Represents fair value as of December 31, 2010, based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of December 31, 2010.

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

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives. Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

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

       On March 10, 2011, the Company entered into arrangements with each of Messrs. Stevens and Luzich providing for special cash bonus awards in amounts determinable by the Board from time to time in its discretion upon review of various performance factors. Such factors may include without limitation, acquisitions, dispositions, financings, project developments and similar transactions, including obtaining licenses for future gaming opportunities.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Executive Officers and Managers

PGP is our sole managing member. The following table sets forth the names and ages of the executive officers of the Company and PGC and of the managers of PGP.

Name	Age	Position

M. Brent Stevens	50	Chief Executive Officer of the Company and PGC and Chairman of the Board of Managers of PGP
Michael S. Luzich	56	President and Secretary of the Company and PGC and Manager of PGP
Jonathan C. Swain	45	Chief Operating Officer of the Company and PGC
Natalie A. Schramm	40	Chief Financial Officer of the Company and PGC
Terrance W. Oliver	61	Manager of PGP
Andrew Whittaker	49	Manager of PGP

Management Profiles

The following is a brief description of the business experience of each of the individuals listed in the preceding table. Presently, the Board of Managers is comprised of five managers; however, the fifth manager has not been appointed.

M. Brent Stevens. Mr. Stevens is our Chief Executive Officer and is the Chairman of the Board of Managers, which offices he has held since 1999. Mr. Stevens also serves as Chief Executive Officer of PGC, DJL, EVD, DJW, ABC and KSC. Since 1990, Mr. Stevens has been employed by Jefferies & Company, Inc., and presently is an Executive Vice President in the Investment Banking department.

Michael S. Luzich. Mr. Luzich is our President and Secretary and has been a manager of PGP since 1999. Mr. Luzich also serves as President and Secretary of PGC, DJL, EVD, DJW, ABC and KSC. Mr. Luzich is the founder and President of the Cambridge Investment Group, LLC, an investment and development company located in Las Vegas, Nevada. Prior to October 1995, Mr. Luzich was a founding partner and director of Fitzgeralds New York, Inc. and Fitzgeralds Arizona Management, Inc., which are development companies responsible for the Turning Stone Casino near Syracuse, New York for the Oneida Tribe and the Cliff Castle Casino near Sedona, Arizona for the Yavapai-Apachi Tribe, respectively.

Jonathan C. Swain. Mr. Swain was hired as Chief Operating Officer of PGL in July 2004. Mr. Swain also serves as Chief Operating Officer of PGC, DJL, EVD, DJW, ABC and KSC. Mr. Swain served from 2000 through July 2004 as Vice President and General Manager of Palace Station, Santa Fe Station and Sunset Station, three properties of Station Casinos Inc., a hotel and gaming company headquartered in Las Vegas, Nevada. In 1999 and 2000, Mr. Swain served as Vice President and General Manager of the Hard Rock Hotel and Casino in Las Vegas. From 1995 through 1999, Mr. Swain worked for the Aztar Resorts Inc., serving as the Corporate Vice President of Marketing and President of the Las Vegas Tropicana. Aztar Resorts, Inc. is a hotel and gaming company headquartered in Phoenix Arizona. From 1993 to 1995, Mr. Swain served as Vice President of Marketing and as Executive Director of International Marketing with the Trump Taj Mahal in Atlantic City, New Jersey.

Natalie A. Schramm. Ms. Schramm is our Chief Financial Officer, which office she has held since 1999. Ms. Schramm also serves as Chief Financial Officer of PGC, DJL, EVD, DJW, ABC and KSC. Ms. Schramm served as General Manager of Diamond Jo Dubuque from January 1, 2003 to May 1, 2007.  Ms. Schramm joined our predecessor, Greater Dubuque Riverboat Entertainment Company, L.C., in November 1996. Prior to this she was employed by Aerie Hotels and Resorts in Illinois as Corporate Accounting Manager where she was responsible for the corporate accounting functions of a casino and several hotels. She is a graduate of the University of Iowa with a degree in Accounting and is a Certified Public Accountant.

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

PGP’s operating agreement provides that Mr. Stevens and Mr. Luzich, because of their controlling interests in PGP, have the power to elect a majority of our managers, appoint new management and approve any action requiring the approval of holders of our equity interests, including adopting amendments to our certificate of formation, approving mergers or sales of substantially all of our assets or changes to our capital structure.

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion and analysis describes the material elements of the compensation awarded to, earned by, or paid to our executive officers who are considered to be “named executive officers” during our last fiscal year.  Our named executive officers include our chief executive officer, chief financial officer, and our remaining two executive officers, other than the chief executive officer and chief financial officer, who were serving as executive officers at the end of 2010, whose names are set forth below in the table under “Executive Compensation — Summary Compensation Table.”

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

Cash Bonuses

Cash bonuses for our named executive officers are intended to be competitive with comparable companies.  Our named executive officers can earn additional cash incentive compensation each year to provide annual incentive for excellence in business and individual performance.  Our cash bonuses, as opposed to our equity grants, are designed to more immediately reward our executive officers for their performance during the most recent year and are intended to reward the achievement of annual corporate financial and individual performance goals. We believe the immediacy of these cash bonuses, in contrast to our equity grants which vest over a period of time, provides a significant incentive to our executives towards achieving their respective individual objectives.  We believe our cash bonuses are an important motivating factor to our executive officers, in addition to being a significant factor in attracting and retaining certain of our executive officers.  After reviewing individual performances and industry peers, the Chief Executive Officer determines bonuses and other incentive awards on a fully discretionary basis.  In those cases where a named executive officer has an employment agreement, provision for the payment of a cash bonus is made on terms consistent with our general cash bonus policy.  Cash bonuses, if any, to be paid to Messrs. Stevens and Luzich are considered and approved by the Board of Managers.  During the fiscal year ended December 31, 2010, neither Messrs. Stevens nor Luzich received compensation in the form of a cash bonus.

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

    The Board of Managers, with the consultation and advice of the Chief Executive Officer, selects the recipients and sets the terms of profits interests granted under the Equity Plans.  Generally, profits interests granted under the Equity Plans will be subject to terms and conditions customary for such plans, which may include vesting requirements, transfer restrictions, satisfaction of budget-related performance criteria and similar conditions and qualifications, in each case, as approved by PGP’s Board of Managers or a subcommittee thereof.  Holders of profits interests issued under the Equity Plans are entitled to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant), and distributions on liquidation only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant.  Under the terms of the 2004 Plan and the 2009 Plan, PGP may grant profits interests from time to time representing up to 15.5% and 10%, respectively, of its outstanding capital interests on a fully diluted basis. As of December 31, 2010, PGP has granted profits interests representing approximately 15.5% of its outstanding capital interests under the 2004 Plan and approximately 4.5% under the 2009 Plan. The number of profits interests that are reserved for future issuance under the 2009 Plan is 72,649.05.  No additional profits interests have been reserved for future issuance under the 2004 Plan.

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

Our 401(k) retirement plan is available to all eligible employees.  Company matching contributions to the 401(k) plan are made at the discretion of the Board of Managers.  In 2010, 2009 and 2008, the Company matched elective employee-participant contributions of our participating employees, including our named executive officers, on a basis of 50% of the employee’s contribution up to 8% of their compensation, subject to federal limits.  Certain employees, including the named executive officers, are eligible to receive an automobile allowance and membership fees to clubs and associations paid by us.  In addition, we provide a deferred compensation plan under which eligible employees may defer compensation and with respect to which we match 100% of any deferred compensation up to the first five percent of the employee’s total compensation.

Board of Managers Report

The Board of Managers has reviewed the Compensation Discussion and Analysis section and discussed it with management.  Based on such review and discussions, the Board of Managers has recommended the inclusion of the Compensation Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

 M. BRENT STEVENS
 MICHAEL S. LUZICH
 TERRANCE W. OLIVER
 ANDREW WHITTAKER

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to our named executive officers for services rendered in all capacities to PGL, DJL, DJW, EVD, ABC and KSC, as applicable, during 2010, 2009 and 2008 and allocable to the Company.  None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.  Earnings on deferred compensation are not reflected in the other compensation column because the return on earnings is calculated in the same manner and at the same rate as earnings on externally managed publicly available mutual funds.  See “Executive Compensation — Non-qualified Deferred Compensation.”

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	All Other Compensation ($)		Total ($)
M. Brent Stevens	2010	—	—	—	396,473	(3)	396,473
Chief Executive Officer	2009	—	—	—	259,900	(3)	259,900
	2008	—	—	—	243,754	(3)	243,754

Natalie A. Schramm	2010	331,784	250,000	—	63,267	(4)	645,051
Chief Financial Officer	2009	316,316	200,000	(482,554)	55,126		88,888
	2008	310,352	250,000	(1,311,757)	57,425		(693,980)

Michael S. Luzich	2010	—	—	—	2,012,708	(5)	2,012,708
President and Secretary	2009	—	—	—	1,746,370	(5)	1,746,370
	2008	—	—	—	1,788,617	(5)	1,788,617

Jonathan C. Swain	2010	548,526	550,000	—	120,253	(6)	1,218,779
Chief Operating Officer	2009	522,953	225,000	(1,930,215)	138,119		(1,044,143)
	2008	514,228	550,000	(5,247,026)	139,632		(4,043,166)

_______________

(1)	Bonus amounts reflect compensation in the fiscal year earned regardless of the year in which paid.

(2)
Amounts in this column reflect the dollar amount of profits interests awards recognized for financial statement reporting purposes for the fiscal years ended December 31, 2010, 2009 and 2008 in accordance with the Financial Accounting Standards Board standard on the measurement of compensation expense under equity based awards.  Assumptions used in the calculation of these amounts are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included elsewhere in this Form 10-K.

(3)
Mr. Stevens did not receive a cash salary or bonus from the Company in 2010, 2009 or 2008. All Other Compensation represents compensation from PGP in respect of services allocable to the Company.  In addition to the above compensation, Mr. Stevens also receives annual board fees for serving on the Board of Managers of PGP, which fees are allocated between PGP and the Company.  See “Manager Compensation – Manager Compensation Table.”

(4)
In 2010, Ms. Schramm received $1,157 in premiums paid on life insurance, $8,462 in automobile allowance, $9,128 in membership fees of clubs and associations, $9,967 in supplemental health insurance reimbursements, $7,964 in matching contributions to our 401(k) plan, and $26,589 in matching contributions to our deferred compensation plan.

(5)
Mr. Luzich did not receive a cash salary or bonus from the Company in 2010, 2009 or 2008. All Other Compensation represents fees earned pursuant to a consulting agreement with PGP and EVD. See “Executive Compensation — Employment and Consulting Agreements.”  In addition to the above compensation, Mr. Luzich also receives annual board fees for serving on the Board of Managers of PGP, which fees are allocated between PGP and the Company.  See “Manager Compensation – Manager Compensation Table.”

(6)
In 2010, Mr. Swain received $1,736 in premiums paid on life insurance, $54,795 in housing allowance, $8,462 in automobile allowance, $5,239 in membership fees of clubs and associations, $3,416 in supplemental health insurance reimbursements, $7,929 in matching contributions to our 401(k) plan, and $38,676 in matching contributions to our deferred compensation plan.

Grants of Plan-Based Awards

PGP did not make any grants or redeem any profit interests under the Equity Plans in 2010.

 Redemption of Plan-Based Awards

PGP did not redeem any profit interests under the Equity Plans in 2010.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding the total number of equity awards that have not vested (consisting solely of awards under the 2004 Plan) that are held by our named executive officers as of December 31, 2010 and the market value of such units.

Name	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($) (1)
M. Brent Stevens	—		—

Natalie A. Schramm	3,319	(2)	341,177

Michael S. Luzich	—		—

Jonathan C. Swain	13,275	(2)	1,364,710

_______________
(1)     As there is no trading market for these units, the amounts in this column represent estimated intrinsic value of the profits interest units at December 31, 2010.

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

Equity Vested

There were no profit interests under the Equity Plans that vested in 2010.

Pension Benefits

None of our named executive officers participate in qualified or non-qualified defined benefit pension plans sponsored by us.  Our Board of Managers may elect to adopt qualified or non-qualified defined benefit plans in the future if it determines that doing so is in our best interests.

Non-qualified Deferred Compensation Plan

The following table sets forth information as of December 31, 2010, with respect to each of our named executive officers under the deferred compensation plan that provides for the deferral of compensation on a basis that is not tax-qualified.  In addition, the table shows contributions made under the deferred compensation plan by the named executive officers and the Company in 2010 together with fiscal year end balances.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($) (1)	Aggregate Earnings in Last Fiscal Year ($) (2)	Aggregate Balance at Last Fiscal Year End ($)(3)
M. Brent Stevens	—	—	—	—

Natalie A. Schramm	26,589	26,589	32,872	302,399

Michael S. Luzich	—	—	—	—

Jonathan Swain	38,676	38,676	23,217	459,267

 ______________
(1)	Contributions are included in the “All Other Compensation” column of the Summary Compensation Table.

(2)	No amounts shown in the "Aggregate Earnings in Last Fiscal Year" column are reported as compensation in the Summary Compensation Table.

(3)
Amounts shown represent all amounts due under the deferred compensation plan. At December 31, 2010, Mr. Swain's and Ms. Schramm’s entire aggregate balances under the deferred compensation plan were fully vested.

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

 Employment and Consulting Agreements

Michael S. Luzich

Mr. Luzich is party to a consulting agreement with PGP and EVD pursuant to which he is entitled to receive compensation in an aggregate annual amount equal to (a) 2.5% of EVD’s, DJW’s and ABC’s Adjusted EBITDA plus (b) 2.5% of the Adjusted EBITDA of any future gaming operations acquired, directly or indirectly, by PGP.  The consulting agreement has a one-year term and, subject to the occurrence of various termination events, is renewable automatically for successive one-year terms.  Under this agreement, Mr. Luzich is also entitled to reimbursement of reasonable business expenses as approved by the Board of Managers.

Jonathan C. Swain

In September 2007, Mr. Swain entered into an amended and restated employment agreement with PGL to serve as Chief Operating Officer.  Under the terms of his employment agreement, Mr. Swain is entitled to receive from PGL a base annual salary of $440,000, to be adjusted upward annually on January 1 of each year of the term of the agreement by not less than 5% of prior year’s compensation.  In addition to the base salary, Mr. Swain is entitled to receive an annual cash bonus payable by PGL based on his performance during the previous fiscal year determined on a basis consistent with bonuses paid to similarly situated executive officers of PGL, but not less than $100,000.  Mr. Swain has also been granted profits interest under the 2004 Plan aggregating 6% of the outstanding capital interests of PGP, of which 5.2% are vested with the remaining 0.8% vesting upon the occurrence of a change of control or recapitalization of PGP.  In November 2009, 46,434.36 of these profits interests were redeemed by PGP and an equivalent amount were granted under the 2009 Plan.  In November 2009, Mr. Swain entered into an agreement with the Company to amend his existing employment agreement to extend its term of employment to July 13, 2013, with automatic renewals for successive one-year terms unless earlier terminated by either of the parties to such agreement.  Except in the case of a termination of employment upon death, disability or a change of control or a termination by the Company without “cause”, the amendment also eliminates any requirement of the Company to purchase, at the request of Mr. Swain, his membership interests, including in the event he is terminated for “cause” or voluntarily terminates his employment prior to a change in control.  In addition to his severance pay, the amendment also provides for the prompt repurchase of any profits interests granted to him, whether vested or unvested, upon his termination by the Company other than for “cause” at the fair market value of such profits interests.  The amendment also amends the definition of “change of control” and provides for the payment to Mr. Swain of an amount equal to 24 months’ pay (based on then current annual base salary and the average bonuses received in the two preceding calendar years) upon the occurrence of a change of control.  For more information relating to payment obligations of the Company upon termination of Mr. Swain’s employment, see “Executive Compensation – Potential Payments Upon Termination or Change of Control”.  Mr. Swain’s 2011 salary was set at $576,555.

Natalie A. Schramm

In September 2007, Ms. Schramm entered into an amended and restated employment agreement with PGL to serve as Chief Financial Officer.  Under the terms of her employment agreement, Ms. Schramm is entitled to receive from PGL a base annual salary of $253,755, to be adjusted upward annually on January 1 of each year of the term of the agreement by not less than 5% of prior year’s compensation.  In addition to the base salary, Ms. Schramm is entitled to receive an annual cash bonus payable by PGL based on her performance during the previous fiscal year determined on a basis consistent with bonuses paid to similarly situated executive officers of PGL.  Ms. Schramm has also been granted profits interest under the 2004 Plan aggregating 1.5% of the outstanding capital interests of PGP, of which 1.3% are vested with the remaining 0.2% vesting upon the occurrence of a change of control or recapitalization of PGP.  In November 2009, 11,608.59 of these profits interests were redeemed by PGP and an equivalent amount were granted under the 2009 Plan.  In November 2009, Ms. Schramm entered into an agreement with the Company to amend her existing employment agreement to extend its term of employment to June 30, 2013, with automatic renewals for successive one-year terms unless earlier terminated by either of the parties to such agreement.  Except in the case of a termination of employment upon death, disability or a change of control or a termination by the Company without “cause”, the amendment also eliminates any requirement of the Company to purchase, at the request of Ms. Schramm, her membership interests, including in the event she is terminated for “cause” or voluntarily terminates her employment prior to a change in control.  In addition to her severance pay, the amendment also provides for the prompt repurchase of any profits interests granted to her, whether vested or unvested, upon her termination by the Company other than for “cause” at the fair market value of such profits interests.  The amendment also amends the definition of “change of control” and provides for the payment to Ms. Schramm of an amount equal to 24 months’ pay (based on then current annual base salary and the average bonuses received in the two preceding calendar years) upon the occurrence of a change of control. For more information relating to payment obligations of the Company upon termination of Ms. Schramm’s employment, see “Executive Compensation – Potential Payments Upon Termination or Change of Control”.  Ms. Schramm’s 2011 salary was set at $348,739.

Potential Payments Upon Termination or Change of Control

Michael S. Luzich

    Mr. Luzich's consulting agreement does not provide for payments upon termination of service or a change of control of the Company.

Jonathan C. Swain and Natalie A. Schramm

In the event a change of control, as defined in the agreements, is consummated at any time during the term of such executive officer’s employment agreement term, such individual is entitled to receive an amount equal to 24 months’ pay based on the annual compensation provided, including all benefits accrued and the average of the bonuses received in the two calendar years immediately preceding the calendar year in which the change of control occurs.  If a change of control would have occurred on December 31, 2010, Mr. Swain and Ms. Schramm would be entitled to $2,106,175 and $1,196,487, respectively, under the change of control section of their agreements.  If such officer is terminated for any reason other than for cause or such officer voluntarily terminates his or her employment, such officer is entitled to receive as severance pay the greater of (a) the balance of base compensation due to such officer for the remainder of the term or (b) 12 months’ base compensation and a prorated share of the cash bonus to which such officer would have been entitled to had such officer’s employment continued through the end of the current calendar year.  Upon termination of such officer’s employment upon death, disability or without “cause” or upon the occurrence of a change of control or recapitalization of PGP, such officer is entitled at such officer’s option to cause PGP to redeem all vested membership interests granted to such officer under the Equity Plans for cash at the fair market value at the time of the termination of employment or a change of control or recapitalization, as applicable.

MANAGER COMPENSATION

Manager Compensation Table

The following table sets forth a summary of the compensation we paid to our Managers in 2010:

Name	Fees Earned or Paid in Cash	Total
M. Brent Stevens	$78,750	$78,750

Michael S. Luzich	3,750	3,750

Terrance W. Oliver	20,625	20,625

Andrew Whittaker	3,750	3,750

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

The table below sets forth, as of the date of this filing, information regarding the beneficial ownership of outstanding membership interests of PGP by:

(a)	each person or entity known by us to own beneficially 5% or more of the common membership interests of PGP;

(b)	each manager and executive officer of PGP; and

(c)	all managers and executive officers of PGP as a group.

The following information is helpful to gain an understanding of, and qualifies the beneficial ownership data contained in, the table set forth below. PGP has three outstanding classes of membership interests: (i) convertible preferred interests, which are convertible at the option of the holder into non-voting common membership interests; (ii) voting common membership interests; and (iii) non-voting common membership interests, which outstanding interests consist of awards under the Equity Plans. Mr. Stevens holds 248,333 voting common membership interests directly and 413,333 voting common membership interests indirectly through PGP Investors, LLC, a Delaware limited liability company. Mr. Stevens is the sole managing member of PGP Investors, LLC and exercises voting and investment power over the PGP common membership interests owned by PGP Investors, LLC. Mr. Stevens and Mr. Whittaker, managers of PGP, are an Executive Vice President and a Vice Chairman, respectively, of Jefferies & Company, Inc. (“Jefferies”). In addition, Jefferies and certain of its officers and employees are members of PGP Investors, LLC. Mr. Whittaker holds an economic interest in approximately 58,167 voting common membership interests indirectly through his membership in PGP Investors, LLC, but does not exercise voting or investment power with respect to these voting common membership interests. Mr. Oliver holds his interest through The Oliver Family Trust. The total holdings of all managers and executive officers as a group includes the 413,333 voting common membership interests held by PGP Investors, LLC, over which Mr. Stevens exercises sole voting and investment power.

Name and Address of Beneficial Owner	Voting Common Membership Interests Beneficially Owned	Percent of Class	Non-voting Common Membership Interests Beneficially Owned	Percent of Class	Convertible Preferred Membership Interests Beneficially Owned	Percent of Class

M. Brent Stevens c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	661,667	66.17%	91,248	29.73%	35,168	11.09%

PGP Investors, LLC(1) 11100 Santa Monica, 10th Floor Los Angeles, CA 90071	413,333	41.33%	—	—	—	—

Michael S. Luzich c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	323,333	32.33%	91,248	29.73%	35,168	11.09%

Terrance Oliver c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	15,000	1.50%	—	—	—	—

Andrew Whittaker(1) c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	58,167	5.82%	—	—	—	—

Jonathan Swain c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	—	—	99,543	32.43%	—	—

Natalie Schramm c/o Diamond Jo, LLC 600 Star Brewery Dr., Suite 110 Dubuque, Iowa 52001	—	—	24,886	8.11%	—	—

All managers and executive officers as a group (7 persons)	1,000,000	100.00%	306,925	100.00%	70,335	22.17%

______________
(1)
These interests are attributable to PGP Investors, LLC and, as a result, are also attributable to Mr. Stevens and are included in the calculation of his beneficial ownership and percentage of ownership data.

See Item 11 Executive Compensation for information on membership interests available for future issuance under the Equity Plans.

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

On May 21, 2003, PGP’s operating agreement was amended to create an executive committee consisting of Messrs. Luzich and Stevens. Under the amendment, the executive committee manages our business and affairs. The executive committee meets weekly or as otherwise agreed upon between Messrs. Luzich and Stevens. Other than with respect to any officers whose responsibilities include any project or real estate development, all executive officers of PGP and its subsidiaries shall report to the Chief Executive Officer of PGP. The executive committee shall, subject to the approval of the Board of Managers, unanimously approve the engagement of all of our executive officers (whose compensation exceeds $100,000 annually), attorneys and accountants. In the event that the executive committee is unable to reach a unanimous determination as to any such engagement within a reasonable period of time, the executive committee shall submit the prospective engagement to the independent managers of the Board of Managers board, whose determination shall be final.

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

Under the management services agreement, “EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization. In calculating earnings, the basic management fee, the incentive fee and reimbursables payable under the management services agreement are excluded.  During 2010, 2009 and 2008, EVD expensed affiliate management fees payable to OEDA of $0.7 million, $0.7 million and $0.9 million, respectively, related to this agreement.

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

“EBITDA” is defined in the management services agreement as earnings before interest, income taxes, depreciation and amortization; provided, however, that in calculating earnings, the basic management fee, the incentive fee payable under the management services agreement shall not be deducted. The management services agreement will terminate on the later of (i) April 2014 or (ii) the date of sale by PGP of its beneficial ownership of the DJW’s membership interests. During 2010, 2009 and 2008, the Company expensed affiliate management fees of $2.6 million, $2.5 million and $2.4 million, respectively, related to this agreement.

The Board of Managers of the Company unanimously approved the entry into the management services agreement by DJW.  The Board of Managers considered whether the terms and conditions of the management services agreement were on terms no less favorable than those that could be obtained on an arms’-length basis from independent third parties.

Consulting Agreement – EVD and PGP

As described in “Employment and Consulting Agreements – Michael S. Luzich,” Mr. Luzich’s consulting agreement provides for compensation in an amount equal to 2.5% of the Adjusted EBITDA of our EVD, DJW, and ABC operating subsidiaries.  EVD expensed $0.7 million, $0.9 million and $1.0 million of affiliate management fees in 2010, 2009 and 2008, respectively, related to this agreement.  DJW expensed $0.9 million, $0.8 million and $0.8 million of affiliate management fees in 2010, 2009 and 2008, respectively, related to this agreement.  ABC expensed $0.4 million and less than $0.1 million of affiliate management fees in 2010 and 2009, respectively, related to this agreement.

    The Board of Managers of the Company unanimously approved the entry into the consulting agreement by EVD and PGP.  The Board of Managers considered whether the terms and conditions of the consulting agreement were on terms no less favorable than those that could be obtained on an arms’-length basis from independent third parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Deloitte & Touche LLP for the years ended December 31, 2010 and 2009 were as follows:

(in thousands):	2010	2009
Audit fees	$737	$723
Audit-related fees (1)	201	503
Tax fees (2)	45	43
All other fees	—	—
_____________________

(1)        Annual internal control procedures related to compliance with state gaming regulations, internal control procedures related to financial reporting, quarterly casino revenue audits and fees related to the offering of the PGL Notes.

(2) Tax compliance services.

In accordance with our internal policies, all fees related to audit and permissible non-audit services rendered by our independent accountants are required to be pre-approved by our audit committee. In addition, all of the services described above in this Item 14 for the years ended December 31, 2010 and 2009 have been approved by our audit committee.

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

4.3
Indenture governing the 10.750% Senior Unsecured Notes due 2017, dated as of August 6, 2009, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.2 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

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

4.6	Pledge and Security Agreement, dated as of August 6, 2009, among AB Casino Acquisition, LLC, Diamond Jo, LLC, Diamond Jo Worth, LLC, Peninsula Gaming, LLC, Peninsula Gaming Corp., The Old Evangeline Downs L.L.C. and U.S. Bank National Association, as a collateral agent—incorporated by reference to Exhibit 4.5 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

4.7	Trademark Security Agreement, dated as of August 6, 2009, between The Old Evangeline Downs L.L.C. and U.S. Bank National Association, as a collateral agent—incorporated by reference to Exhibit 4.6 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

4.8	Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of August 6, 2009, from Diamond Jo Worth, LLC to U.S. Bank National Association, as a collateral agent—incorporated by reference to Exhibit 4.7 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

4.9	Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of August 6, 2009, from Diamond Jo, LLC to U.S. Bank National Association, as a collateral agent—incorporated by reference to Exhibit 4.8 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

4.10	Multiple Obligations Mortgage and Assignment of Leases and Rents, dated as of August 6, 2009, by The Old Evangeline Downs, L.L.C. in favor of U.S. Bank National Association, as a collateral agent—incorporated by reference to Exhibit 4.9 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

4.11	Preferred Ship Mortgage on the Whole of the Belle of Orleans, dated as of October 29, 2009, between Belle of Orleans, L.L.C. and U.S. Bank National Association, as a collateral agent—incorporated by reference to Exhibit 3.2 of Peninsula Gaming, LLC’s Form S-4 filed February 2, 2010.

4.12†	Second Supplemental Indenture, dated as of January 27, 2011, to the Indenture governing the 8.375% Senior Notes due 2015, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

4.13†	Second Supplemental Indenture, dated as of January 27, 2011, to the Indenture governing the 10.750% Senior Unsecured Notes due 2015, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

4.14†	Third Supplemental Indenture, dated as of January 31, 2011, to the Indenture governing the 8.375% Senior Notes due 2015, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

4.15†	Pledge Supplement, dated as of January 31, 2011, delivered by Kansas Star Casino, LLC pursuant to the Pledge and Security Agreement, dated as of August 6, 2009, among Diamond Jo, LLC, Diamond Jo Worth, LLC, Peninsula Gaming, LLC, Peninsula Gaming Corp., The Old Evangeline Downs, L.L.C., Belle of Orleans, L.L.C and U.S. Bank National Association, as collateral agent.

4.16†	Grantor Acknowledgement, dated as of January 31, 2011 delivered by Kansas Star Casino, LLC pursuant to an Intercreditor Agreement, dated as of August 6, 2009, by and between Wells Fargo Capital Finance, Inc. (formerly known as Wells Fargo Foothill, Inc.), as senior lien administrative agent, and U.S. Bank National Association, as subordinated lien creditor representative.

4.17†	Third Supplemental Indenture, dated as of January 31, 2011, to the Indenture governing the 10.750% Senior Unsecured Notes due 2015, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

4.18	Fourth Supplemental Indenture, dated February 1, 2011, to the Indenture governing the 8.375% Senior Notes due 2015, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee - incorporated herein by reference to Exhibit 10.3 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed February 4, 2011.

4.19†	Registration Rights Agreement regarding the registration of the 10.750% Senior Unsecured Notes due 2017, dated February 1, 2011, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the Guarantors named therein and Credit Suisse Securities (USA) LLC.

4.20†	First Amendment of Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated February 8, 2011, from Diamond Jo, LLC to U.S. Bank National Association, as collateral agent.

4.21†	First Amendment of Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated February 8, 2011, from Diamond Jo Worth, LLC to U.S. Bank National Association, as a collateral agent.

4.22†	Act of First Amendment to Multiple Obligations Mortgage and Assignment of Leases and Rents, dated February 8, 2011, by The Old Evangeline Downs, L.L.C. in favor of U.S. Bank National Association, as a collateral agent.

4.23†	Amendment No. 1 to Preferred Ship Mortgage on the Whole of The Belle of Orleans, dated February 9, 2011, between Belle of Orleans L.L.C. and U.S. Bank National Association, as a collateral agent.

4.24†	Registration Rights Agreement regarding the registration of the 8.375% Senior Notes due 2015, dated February 9, 2011, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the Guarantors named therein and Credit Suisse Securities (USA) LLC.

10.1A	Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9A of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1B	Amendment to Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9B of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1C	Amendment to Operating Agreement, dated March 4, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9C of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1D	Third Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9D of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1E	Fourth Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9E of Diamond Jo, LLC’s Form S-4 filed October 12, 1999

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

10.1K	Ninth Amendment to Operating Agreement, dated July 11, 1995, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9J of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.
.

10.1L	Tenth Amendment to Operating Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.9K of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1M	Operating Agreement Assignment, dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Diamond Jo, LLC—incorporated herein by reference to Exhibit 10.10 of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.1N	Eleventh Amendment to Operating Agreement, dated as of May 31, 2005, by and between Dubuque Racing Association, Ltd. And Diamond Jo, LLC—incorporated herein by reference to Exhibit 10.16 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.2	Amended and Restated Operator’s Agreement, dated November 5, 2004, by and among the Worth County Development Authority, an Iowa not-for-profit corporation, and Diamond Jo Worth, LLC- incorporated by reference to Exhibit 10.56 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

10.3A	PGP’s Amended and Restated 2004 Incentive Unit Plan- incorporated by reference to Exhibit 10.57 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

10.3B	Form of Incentive Unit Plan Agreement- incorporated by reference to Exhibit 10.58 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed April 2, 2007.

10.4A	Peninsula Gaming Partners, LLC Profits Interest Plan incorporated by reference to Exhibit 10.4A of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2010.

10.4B	Form of Regular Profits Interest Award Agreement incorporated by reference to Exhibit 10.4B of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2010.

10.4C	Form of Special Profits Interest Award Agreement incorporated by reference to Exhibit 10.4C of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2010.

10.5	Employment Agreement, dated September 7, 2007, by and between Peninsula Gaming, LLC and Jonathan Swain - incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed September 13, 2007.

10.6	Employment Agreement, dated September 7, 2007, by and between Peninsula Gaming, LLC and Natalie Schramm - incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed September 13, 2007.

10.7	Ice Harbor Parking Agreement Assignment dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Diamond Jo, LLC—incorporated herein by reference to Exhibit 10.13 of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.8	First Amendment to Sublease Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.—incorporated herein by reference to Exhibit 10.14 of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.9	Sublease Assignment, dated July 15, 1999, by and among Greater Dubuque Entertainment Company, L.C. and Diamond Jo, LLC—incorporated herein by reference to Exhibit 10.15 of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.10	Iowa Racing and Gaming Commission Gaming License, dated July 15, 1999—incorporated herein by reference to Exhibit 10.16 of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.11	Assignment of Iowa IGT Declaration and Agreement of Trust, dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Diamond Jo, LLC—incorporated herein by reference to Exhibit 10.17 of Diamond Jo, LLC’s Form S-4 filed October 12, 1999.

10.12	Amended and Restated Management Services Agreement, dated as of February 25, 2003, by and among The Old Evangeline Downs, L.L.C., OED Acquisition, LLC and Diamond Jo, LLC—incorporated herein by reference to Exhibit 10.15 of Diamond Jo, LLC’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.13	Management Services Agreement, dated July 19, 2005, between Diamond Jo Worth, LLC and Peninsula Gaming Partners—incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed August 16, 2005.

10.14	Purchase Agreement, dated as of June 18, 2009, by and among Columbia Properties New Orleans, L.L.C., AB Casino Acquisition, LLC and Peninsula Gaming Partners, LLC—incorporated by reference to Exhibit 1.1 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed July 21, 2009.

10.15	First Amendment to Purchase Agreement, dated as of October 22, 2009, by and among Columbia Properties New Orleans, L.L.C., as Seller, AB Casino Acquisition, LLC, as Buyer and Peninsula Gaming Partners, LLC—incorporated by reference to Exhibit 1.1 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed October 23, 2009.

10.16	Consent and Waiver, dated as of August 6, 2009, among Diamond Jo, LLC, The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.17	Amended and Restated Loan Agreement, dated October 29, 2009, by and among Peninsula Gaming, LLC, Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Belle of Orleans, L.L.C. and Diamond Jo Worth, LLC, as borrowers, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and agent for the lenders—incorporated by reference to Exhibit 10.5 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.18	Trademark Security Agreement, dated as of August 6, 2009, between The Old Evangeline Downs L.L.C. and Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.3 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.19	Trademark Security Agreement, dated as of October 29, 2009, by and among Peninsula Gaming, LLC, Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Diamond Jo Worth, LLC and Belle of Orleans, L.L.C. and accepted and acknowledged by Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.12 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.20A	Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of August 6, 2009, from Diamond Jo Worth, LLC to Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.4 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.20B	Modification of Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 29, 2009, by Diamond Jo Worth, LLC and Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.9 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.20C†	Second Modification of Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of March 2, 2011, by Diamond Jo Worth, LLC and Wells Fargo Capital Finance, Inc.

10.21A	Multiple Obligations Mortgage, dated as of June 16, 2004, between The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc incorporated by reference to Exhibit 10.21A of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2010.

10.21B	Act of Amendment of Multiple Obligations Mortgage, dated as of November 11, 2004, between The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc. incorporated by reference to Exhibit 10.21B of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2010.

10.21C	Act of Second Amendment of Multiple Obligations Mortgage, dated as of July 12, 2005, between The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.8 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.21D	Act of Third Amendment of Multiple Obligations Mortgage, dated as of August 24, 2007, between The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc. incorporated by reference to Exhibit 10.21D of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2010.

10.21E
Act of Fourth Amendment of Multiple Obligations Mortgage, dated October 29, 2009, by The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.11 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 10, 2009.

10.21F†	Act of Fifth Amendment of Multiple Obligations Mortgage, dated March 2, 2011, by The Old Evangeline Downs, L.L.C. and Wells Fargo Capital Finance, Inc.

10.22A
Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 16, 2004, between Diamond Jo, LLC and Wells Fargo Foothill, Inc. incorporated by reference to Exhibit 10.22A of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2010.

10.22B
First Amendment to Iowa Shore Mortgage, dated as of November 10, 2004, between Diamond Jo, LLC and Wells Fargo Foothill, Inc. incorporated by reference to Exhibit 10.22B of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2010.

10.22C
Second Amendment to Iowa Shore Mortgage, dated as of July 12, 2005, between Diamond Jo, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.9 of Peninsula Gaming, LLC’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.22D
Third Amendment to Iowa Shore Mortgage, dated as of August 15, 2007, between Diamond Jo, LLC and Wells Fargo Foothill, Inc. incorporated by reference to Exhibit 10.22D of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2010.

10.22E
Fourth Amendment to Iowa Shore Mortgage, dated as of June 13, 2008, between Diamond Jo, LLC and Wells Fargo Foothill, Inc. incorporated by reference to Exhibit 10.22E of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 30, 2010.

10.22F
Fifth Amendment to Iowa Shore Mortgage, dated October 29, 2009, by Diamond Jo, LLC and Wells Fargo Foothill, Inc.—incorporated by reference to Exhibit 10.10 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.22G†	Sixth Amendment to Iowa Shore Mortgage, dated March 2, 2011, by Diamond Jo, LLC and Wells Fargo Capital Finance, Inc.

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

10.31	Amended and Restated Port of Dubuque Public Parking Facility Development Agreement, dated October 1, 2007, between the City of Dubuque, Iowa and Diamond Jo, LLC- incorporated by reference to Exhibit 10.65 of Peninsula Gaming, LLC’s Annual Report on Form 10-K filed March 28, 2008.

10.32	First Amendment to Amended and Restated Loan Agreement, dated June 15, 2010 by and among Peninsula Gaming, LLC, Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Belle of Orleans, L.L.C. and Diamond Jo Worth, LLC, as borrowers, the lenders that are signatories thereto and Wells Fargo Foothill, Inc., as the arranger and agent for the lenders - incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC's Form 8-K filed June 18, 2010.

10.33	Second Amendment to Amended and Restated Loan and Security Agreement, dated February 2, 2001 – incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed February 4, 2011.

10.34	Lottery Gaming Facility Management Contract, dated October 19, 2010 - incorporated herein by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed February 4, 2011.

10.35A
First Preferred Ship Mortgage on the Whole of The Belle of Orleans, dated October 29, 2009, by Belle of Orleans, L.L.C. in favor of Wells Fargo Foothill, Inc. —incorporated by reference to Exhibit 10.8 of Peninsula Gaming, LLC’s Form 10-Q filed November 10, 2009.

10.35B†
Amendment No. 1 to First Preferred Ship Mortgage on the Whole of The Belle of Orleans, dated October 29, 2009, by Belle of Orleans, L.L.C. in favor of Wells Fargo Capital Finance, Inc. dated March 2, 2011.

10.36A†	Multiple Obligations Mortgage, dated as of January 29, 2010, between Belle of Orleans, L.L.C. and Wells Fargo Capital Finance, Inc.

10.36B†	Act of First Amendment of Multiple Obligations Mortgage, dated as of March 2, 2011, between Belle of Orleans, L.L.C. and Wells Fargo Capital Finance, Inc.

12.1†	Computation of ratio of earnings to fixed charges.

21.1†	Subsidiaries of the Registrants.

31.1†	Certification of M. Brent Stevens, Chief Executive Officer.

31.2†	Certification of Natalie A. Schramm, Chief Financial Officer.

____________________
*	Unless otherwise noted, exhibits have been previously filed and are incorporated by reference.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2011.

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
M. Brent Stevens
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities indicated on March 11, 2011.

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

DIAMOND JO WORTH , LLC

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
Andrew Whittaker
Manager

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Peninsula Gaming, LLC
Dubuque, Iowa

We have audited the accompanying consolidated balance sheets of Peninsula Gaming, LLC and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in member’s deficit and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Peninsula Gaming, LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 11, 2011

PENINSULA GAMING, LLC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(in thousands)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,650	$34,537
Restricted cash—purse settlements	4,178	4,400
Accounts receivable, net	1,466	3,147
Receivables from affiliates	117	40
Inventories	1,450	1,520
Prepaid expenses and other assets	4,825	3,600
Total current assets	31,686	47,244
PROPERTY AND EQUIPMENT, NET	271,881	287,229
OTHER ASSETS:
Deferred financing costs, net of amortization of $6,342 and $3,919, respectively	23,536	25,705
Goodwill	85,308	85,308
Licenses and other intangibles	78,403	78,237
Deposits and other assets	30,684	3,470
Investment available for sale	18,307	14,741
Total other assets	236,238	207,461
TOTAL	$539,805	$541,934
LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,598	$3,180
Construction payable	-	3,155
Purse settlement payable	5,803	6,070
Accrued payroll and payroll taxes	6,417	5,916
Accrued interest	20,137	21,455
Other accrued expenses	13,306	12,343
Payable to affiliates	667	290
Current maturities of long-term debt and leases	1,643	2,172
Total current liabilities	51,571	54,581
LONG-TERM LIABILITIES:
8 3/8% senior secured notes, net of discount	235,535	234,778
10 3/4% senior notes, net of discount	297,997	297,317
Senior secured credit facilities	3,500	-
Term loan	3,567	5,183
Notes and leases payable, net of discount	28	22
Obligation under Minimum Assessment Agreement	18,523	18,852
Other liabilities	953	976
Total long-term liabilities	560,103	557,128
Total liabilities	611,674	611,709
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(84,254)	(76,780)
Note receivable from owner	-	(1,723)
Accumulated other comprehensive income (loss)	3,385	(272)
Total member’s deficit	(71,869)	(69,775)
TOTAL	$539,805	$541,934

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands)

	2010	2009	2008

REVENUES:
Casino	$293,619	$258,427	$227,269
Racing	14,961	16,507	17,986
Video poker	4,694	5,322	5,901
Food and beverage	26,272	23,418	16,767
Other	12,483	10,580	11,809
Less promotional allowances	(36,671)	(27,974)	(20,579)
Total net revenues	315,358	286,280	259,153
EXPENSES:
Casino	120,633	107,106	97,421
Racing	14,417	15,360	15,739
Video poker	3,717	3,908	4,349
Food and beverage	16,980	16,471	13,174
Other	8,584	7,484	7,564
Selling, general and administrative	54,753	45,564	34,657
Depreciation and amortization	29,413	24,651	20,134
Pre-opening expense	33	6	785
Development expense	28	1,211	(922)
Affiliate management fees	5,756	5,318	5,401
Impairment on asset held for sale	—	—	831
Loss on disposal of assets	184	1,770	95
Total expenses	254,498	228,849	199,228
INCOME FROM OPERATIONS	60,860	57,431	59,925
OTHER INCOME (EXPENSE):
Interest income	2,249	2,010	2,465
Interest expense, net of amounts capitalized	(59,598)	(50,407)	(39,634)
Loss from equity affiliate	(29)	—	—
Loss on early retirement of debt	—	(22,475)	—
Total other expense	(57,378)	(70,872)	(37,169)
NET INCOME (LOSS)	$3,482	$(13,441)	$22,756

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands)

	COMMON MEMBER’S INTEREST	ACCUMU-LATED DEFICIT	NOTE RECEIV-ABLE FROM OWNER	ACCUMU-LATED OTHER COMPRE-HENSIVE INCOME (LOSS)	TOTAL MEMBER’S DEFICIT	COMPRE- HENSIVE INCOME (LOSS)

BALANCE, JANUARY 1, 2008	$9,000	$(66,424)	$—	$(2,198)	$(59,622)
Net income	—	22,756	—	—	22,756	$22,756
Unrealized loss on available for sale security	—	—	—	(4,814)	(4,814)	(4,814)
Member distributions	—	(10,303)	—	—	(10,303)	—
Comprehensive income						$17,942
BALANCE, DECEMBER 31, 2008	9,000	(53,971)	—	(7,012)	(51,983)
Net loss	—	(13,441)	—	—	(13,441)	$(13,441)
Unrealized gain on available for sale security	—	—	—	6,740	6,740	6,740
Loan to owner	—	—	(1,723)	—	(1,723)	—
Member distributions	—	(9,368)	—	—	(9,368)	—
Comprehensive loss						$(6,701)
BALANCE, DECEMBER 31, 2009	9,000	(76,780)	(1,723)	(272)	(69,775)
Net income	—	3,482	—	—	3,482	$3,482
Unrealized gain on available for sale security	—	—	—	3,657	3,657	3,657
Loan to owner	—	—	(10)	—	(10)	—
Repayment of loan by owner	—	—	1,733	—	1,733	—
Member distributions	—	(10,956)	—	—	(10,956)	—
Comprehensive income						$7,139
BALANCE, DECEMBER 31, 2010	$9,000	$(84,254)	$—	$3,385	$(71,869)

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands)
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,482	$(13,441)	$22,756
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	29,413	24,651	20,134
Non-cash interest	4,261	5,172	5,232
Loss on early retirement of debt	—	22,475	—
Loss from equity affiliate	29	—	—
Non-cash equity based and other compensation	486	(2,037)	(6,225)
Impairment of asset held for sale	—	—	831
Loss on disposal of assets	184	1,770	95
Non-cash charitable contributions	—	—	(1,072)
Changes in operating assets and liabilities, excluding affects of acquisition:
Restricted cash — purse settlements	222	613	(111)
Receivables	839	(136)	1,077
Receivables from affiliates	(77)	231	(271)
Inventories	70	(280)	(288)
Prepaid expenses and other assets	343	2,441	(1,310)
Payables	(225)	(3,282)	1,462
Accrued expenses	(2,032)	14,703	(1,570)
Payable to affiliates	377	(3,077)	(346)
Net cash flows from operating activities	37,372	49,803	40,394
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(348)	(387)	(7)
Advances under note receivable to related party	(2,300)	—	—
Proceeds from note receivable to related party	29	—	—
Purchase of investments	—	(700)	—
Business acquisition and licensing costs	(25,429)	(104,626)	(1,493)
Construction project development costs	(8,268)	(22,574)	(63,558)
Purchase of property and equipment	(6,962)	(7,296)	(5,698)
Proceeds from sale of property and equipment	169	690	3,155
Net cash flows from investing activities	(43,109)	(134,893)	(67,601)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(756)	(16,684)	(1,432)
Principal payments on debt	(2,175)	(394,377)	(9,178)
Proceeds from senior notes	—	531,537	—
Proceeds from senior credit facilities	27,500	29,700	42,500
Payments on senior credit facilities	(24,000)	(60,200)	(12,000)
Loan to owner	(10)	(1,723)	—
Proceeds from repayment of loan by owner	1,733	—	—
Proceeds from term loan	—	—	8,000
Member distributions	(11,442)	(7,331)	(4,078)
Net cash flows from financing activities	(9,150)	80,922	23,812
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,887)	(4,168)	(3,395)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,537	38,705	42,100
CASH AND CASH EQUIVALENTS AT END OF YEAR	$19,650	$34,537	$38,705
(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$55,442	$33,731	$37,837
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired, but not paid	$2,084	$3,247	$13,544
Unrealized gain (loss) on available for sale investment	3,657	6,740	(4,814)
Exchange of private senior notes for registered senior notes	545,000	—	—
Property and equipment acquired in exchange for obligation under Minimum Assessment Agreement	—	1,989	15,415
Reduction in property and equipment and liability	—	209	868
Liability settled in exchange for property and equipment	—	4,104	—
Deferred financing costs incurred, but not paid	—	502	—
Property and equipment acquired in exchange for indebtedness	—	—	5,269
Property and equipment acquired in exchange for long-term deposit	—	—	1,213

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS PURPOSE

 Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company, is a casino entertainment holding company with gaming operations in local markets in Iowa and Louisiana. PGL’s wholly owned subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo casino in Dubuque, Iowa; (ii) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), that owns and operates the Diamond Jo casino in Worth County, Iowa;  (iii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and five off-track betting (“OTB”) parlors in Louisiana; (iv) Belle of Orleans, L.L.C., a Louisiana limited liability company (“ABC”), that owns and operates the Amelia Belle Casino in Amelia, Louisiana; (v) Kansas Star Casino, LLC, a Kansas limited liability company (“KSC”), formed on December 23, 2010 with no assets or operations; and (vi) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).

Recent Developments

On January 14, 2011, PGP’s Contract to Serve as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery (“Kansas Management Contract”) was approved by the Kansas Racing and Gaming Commission and upon such approval, became effective.  In November 2010, the Company paid a $25.0 million refundable privilege fee to the State of Kansas, which is recorded in Deposits and other assets on the Company’s consolidated balance sheet as of December 31, 2010 (upon approval of the contract the privilege fee is no longer refundable).  In January 2011, the Kansas Management Contract was assigned to KSC.

The Kansas Management Agreement allows KSC to design, develop and operate the Kansas Star Casino, Hotel and Event Center (“Kansas Star”) in Mulvane, Kansas.  The Kansas Star will be built in two phases. The first phase will include 1,500 slot machines, 42 table games, 10 poker tables, 150 hotel rooms, approximately 2,800 parking spaces, a 250-seat buffet, a 140-seat steakhouse, a two outlet food court, and a 177,000 square foot indoor event center. Construction will begin during the first quarter of 2011. While the first phase is expected to be completed in January 2013, KSC plans to begin operating 1,310 slots machines and 32 table games by January 2012 from within the event center in the interim. The second phase will include an additional 500 slot machines (thus expanding the total to 2,000 slot machines), an additional 8 table games (bringing the total to 50 table games), the development of an equine complex which includes multiple arenas and barn facilities, a sports bar, 750 additional parking spaces, parking for 80 recreational vehicles, and 150 additional hotel rooms (bringing the total to 300 rooms). The second phase is scheduled for completion by January 2015.

The first phase budget for the Kansas Star is $230 million. The Company plans to finance the remaining costs of the first phase of the project with (i) net proceeds from an $80.0 million tack on offering to its 8 3/8% Senior Secured Notes due 2015 (the “PGL Secured Notes”) consummated on February 9, 2011, (ii) net proceeds from a $50.0 million tack on offering to its 10 3/4% Senior Unsecured Notes due 2017 (the “PGL Unsecured Notes” and, together with the PGL Secured Notes, the “PGL Notes”) consummated on February 1, 2011, (iii) anticipated slot vendor and equipment financing of $42.0 million (which are permitted borrowings under the Company’s existing borrowing agreements), and (iv) cash flow from operations. Further, the Company has executed a term sheet and expects to enter into an agreement with a third party hotel developer/operator to separately build, finance, and operate the $20.0 million hotel, although no assurances can be given that the Company will obtain the slot vendor and equipment financing or enter into a separate hotel agreement.

The second phase of the Kansas Star project is budgeted at $65.0 million and is expected to be funded from cash flows from operations and, if necessary, availability under the PGL Credit Facility.

The Kansas Management Contract contractually obligates KSC to open certain phases of the project by certain specified dates. With certain exceptions, the interim gaming facility must open for business no later than February 14, 2012, while the permanent gaming facility must be completed by January 14, 2013, and the entire construction project (as set forth in the contract) must be completed no later than January 14, 2015. In addition, as of January 14, 2015, KSC is obligated to have made a minimum investment in infrastructure related to the Kansas Star development of $225.0 million, inclusive of any third party investments but exclusive of the $25.0 million privilege fee.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The consolidated financial statements include the financial information of the Company and its wholly owned subsidiaries, DJL, DJW, EVD, ABC, KSC and PGC. ABC’s operations have been included from its acquisition date on October 22, 2009.  All significant intercompany balances and transactions are eliminated.

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

Capitalized Interest— The Company capitalizes interest costs associated with significant construction projects. The Company capitalizes interest on amounts expended on the projects at each applicable subsidiaries’ average cost of borrowed money. Capitalization of interest ceases when the project is substantially complete. There was no capitalized interest in 2010, an insignificant amount capitalized during 2009 and $3.3 million capitalized during 2008.

Deferred Financing Costs— Costs associated with the issuance of financing agreements have been deferred and are being amortized over the life of the related instrument/agreement using the effective interest method. These amortization costs are included in interest expense on the statements of operations.  The Company deferred costs related to the issuance of the PGL Notes, the amended and restated loan and security agreement entered into by PGL, DJL, EVD, ABC and DJW (collectively, the “Borrowers”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”) as the arranger and agent on October 22, 2009 (“PGL Credit Facility”), and the Minimum Assessment Agreement, dated October 1, 2007, among DJL, the City of Dubuque, Iowa (the “City”) and the City Assessor of the City of Dubuque, (the “Minimum Assessment Agreement”).  As of December 31, 2010 and 2009, the Company deferred, net of amortization, $13.8 million and $15.3 million, respectively, of fees and expenses related to the PGL Notes, $1.4 million and $1.8 million, respectively, of fees and expenses related to the PGL Credit Facility and $8.3 million and $8.6 million, respectively, of fees and expenses related to DJL’s Minimum Assessment Agreement.

Goodwill and Licenses and Other Intangible Assets— Goodwill of $53.1 million and $32.2 million as of December 31, 2010 represents the excess of the purchase price over the fair value of the net identifiable assets acquired in connection with the acquisition of DJL and ABC, respectively. Goodwill is not amortized, but is reviewed at least annually for impairment and written down and charged to income when its recorded value exceeds its estimated fair value. At December 31, 2010, 2009 and 2008, DJL performed its annual impairment test on goodwill and determined that the estimated fair value of the DJL reporting unit exceeded its carrying value as of those dates.   At December 31, 2010, ABC performed its annual impairment test on goodwill and determined that the estimated fair value of the ABC reporting unit exceeded its carrying value as of that date.  Due to the timing of the ABC acquisition and related valuation, no tests were performed during 2009 for ABC as there were no indicators of impairment.  Management determines fair value primarily using a discounted future cash flow analysis.  Goodwill is subject to impairment by, among other things, significant changes in the gaming tax rates in Iowa and Louisiana, significant new competition which could substantially reduce profitability, non-renewal of DJL’s or ABC’s gaming license due to regulatory matters, non-renewal of DJL’s gaming license due to lack of approval of gaming by the county electorate at scheduled referendums in Dubuque County, Iowa, and regulatory changes that could adversely affect DJL’s and ABC’s business.

Changes in the carrying amount of goodwill by segment are summarized as follows (in thousands):

	Diamond Jo Dubuque	Amelia Belle	Total
Balance at December 31, 2008	$53,083	$-	$53,083
ABC acquisition	-	32,225	32,225
Balance at December 31, 2010 and 2009	$53,083	$32,225	$85,308

The Company has no accumulated impairment losses.

Licenses and other intangibles as of December 31, 2010 and 2009 consist of (i) the acquired licenses and tradename associated with the purchase of EVD, (ii) DJW’s gaming license under an executory agreement with the State of Iowa, the final $1.0 million payment of which was made in 2009, and (iii) the tradename, customer relationships, customer list and gaming license associated with the purchase of ABC.

The licenses and EVD’s tradename have indefinite lives as the Company has determined that there are no known legal, regulatory, contractual, economic or other factors that would limit their useful lives and the Company intends to renew and operate the licenses and use the EVD tradename indefinitely. In addition, other key factors in the Company’s assessment that these licenses have an indefinite life include: (1) the Company’s license renewal experience confirms that renewals would not be withheld except under extraordinary circumstances; (2) the renewals related to these licenses confirms the Company’s belief that the renewal process could be completed without substantial cost and without material modification of the licenses; (3) the economic performance of the operations related to the licenses support the Company’s intention of operating the licenses indefinitely; (4) the continued limitation of gaming licenses in the States of Louisiana and Iowa limits competition in the jurisdictions where these licenses are maintained; and (5) the 86% approval rate by the Worth County electorate in the last referendum. Indefinite lived intangible assets are not amortized, but are reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value.

Each of EVD’s identified intangible assets was valued separately when EVD was purchased. The valuations were updated by management as of December 31, 2010, 2009 and 2008, each indicating no impairment. In addition, management performed a valuation of the DJW gaming license as of December 31, 2010, 2009 and 2008, indicating no impairment. Each of ABC’s identified intangible assets was valued separately when ABC was purchased. The valuation for the gaming license was updated by management as of December 31, 2010, indicating no impairment. Due to the timing of the ABC acquisition and the related valuation, no test was performed during 2009 for ABC as there were no indicators of impairment.

ABC’s tradename, customer relationships and customer list were determined to have finite lives. The weighted average useful life of the identifiable intangible assets with finite lives is estimated to be 9 years.  Amortization expense for 2010 was $0.3 million and for 2009 was insignificant.  Amortization expense is expected to be approximately $0.3 million for 2011 and $0.2 million per year for 2012 through 2015.

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

Management does not expect significant adverse changes in the operations at DJL, DJW, EVD and ABC over the next 12 months.  However, regulatory changes, including increases in gaming tax rates, increased competition and declines in economic conditions in the regions in which the Company operates could have a negative effect on future operations. If a material negative impact would occur, it may have an impact on the periodic review of goodwill and indefinite lived assets for impairment.

In connection with PGL’s acquisition of EVD from a third party, EVD is required to pay the third party a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by EVD’s racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino’s casino opened to the general public. This contingent fee is payable monthly in arrears and has been recorded as an adjustment to the purchase price (as permitted by purchase accounting guidance) allocated to slot machine and video game licenses of $0.4 million and $0.5 million, respectively, for each of the years ended December 31, 2010 and 2009. The licenses allow the Company to operate slot machines and video poker at EVD and their OTBs.

Licenses and other intangibles are summarized as follows (in thousands):
	December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,575	$-	$72,575
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(249)	1,886
Customer relationships and customer list	242	(62)	180
Total	$78,714	$(311)	$78,403

	December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,146	$-	$72,146
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(36)	2,099
Customer relationships and customer list	242	(12)	230
Total	$78,285	$(48)	$78,237

The gaming licenses are subject to renewal every year in Iowa and every five years in Louisiana (ABC’s license was renewed in February 2010 and EVD’s next renewal is in November 2012) and the horse racing license every 10 years in Louisiana (next renewal in April 2017).  In addition, in Iowa the gaming licenses are subject to an authorization referendum in the county every eight years (next referendum November 2018).  Renewal costs in Louisiana and referendum costs in Iowa are expensed as incurred.

         Note Receivable—In accordance with a loan agreement entered into in November 2009 with the developer of the hotel at EVD, EVD loaned the developer $2.3 million during the third quarter of 2010, the proceeds of which were used toward the development of the hotel.  The developer of the hotel is an affiliate of EVD (see “Investments” below).  Amounts advanced under the loan bear interest at a rate of 14.5% and shall be paid quarterly in arrears.  Principal payments on the loan are due quarterly beginning after November 15, 2010 based on a twenty year amortization schedule. All outstanding principal and interest is due on November 15, 2014.  The note receivable is secured by a second priority lien and security interest in substantially all of the assets of the developer.  This note receivable is recorded on the balance sheet at outstanding principal.  At December 31, 2010, $2.2 million of this note receivable is included in Deposits and other assets and $0.1 million is included in Prepaid expenses and other assets.  At December 31, 2010, the developer has made all contractual payments due under the loan agreement.

Deposits— At December 31, 2010, included in Deposits and other assets is a $25.0 million deposit related to the refundable privilege fee paid to the State of Kansas as discussed in Note 1.

Investments— In October 2007, DJW purchased $23.0 million in aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”).  This investment is classified as available-for-sale and is recorded at fair value.  The fair value of the investment at December 31, 2010 and December 31, 2009 was $18.6 million and $14.7 million, respectively.  At December 31, 2010, $0.3 million is included as a current asset in Prepaid expenses and other assets and at December 31, 2010 and 2009, $18.3 million and $14.7 million is included as a long-term asset in Investment available for sale.

Future maturities of the City Bonds, excluding the discount, at December 31, 2010 for the years ending December 31 are summarized as follows (in thousands):

2011	$285
2012	305
2013	330
2014	355
2015	380
Thereafter	21,370
Total	$23,025

In addition, in 2009 EVD made a $0.7 million investment in a third party venture whose primary purpose is to design, develop and operate a hotel adjacent to EVD’s casino.  The hotel opened to the public in November 2010.  EVD’s share of the loss from operations related to this investment is included in Loss from equity affiliate in the statements of operations with a corresponding adjustment to the investment which is included in Deposits and other assets on the balance sheets.

Debt Discount—Debt discount associated with the issuance of debt is netted with the related debt obligations on the balance sheets and is amortized over the life of the debt using the effective interest method. The amortization of such discount is included in Interest expense, net of amounts capitalized on the statements of operations.

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

Obligation Under Minimum Assessment Agreement—On October 1, 2007, DJL entered into the Amended and Restated Port of Dubuque Public Parking Facility Development Agreement (the “Development Agreement”) with the City regarding, among other things, the design, development, construction and financing of the public parking facility located adjacent to DJL’s casino development. The public parking facility is owned and operated by the City and was constructed on real estate owned by the City. In 2007, DJL contributed $6.3 million towards the construction of the public parking facility.  The City issued the City Bonds, which were purchased by DJW and are recorded as an available for sale investment (see Investments), to fund the remaining construction costs of the facility. Due to DJL’s expected use of the public parking facility and its obligations under a Minimum Assessment Agreement with the City (which will repay the principal and interest on the City Bonds), combined with the Company’s guarantee of DJL’s obligation under the Minimum Assessment Agreement, DJL recorded a capital asset and an obligation to the City to the extent proceeds from the City Bonds were used to construct the parking facility.  Interest costs under the Minimum Assessment Agreement obligation, net of amounts capitalized, are expensed as incurred.  DJL’s remaining obligation under the Minimum Assessment Agreement at December 31, 2010 and 2009 was $1.9 million and $0.9 million, respectively, which were recorded as a current obligation of DJL and $18.5 million and $18.9 million, respectively, which were recorded as a long-term obligation of DJL on the Company’s balance sheets.

Under the Minimum Assessment Agreement, DJL and the City agreed to a minimum taxable value related to DJL’s new casino of $57.9 million.  DJL has agreed to pay property taxes to the City based on the actual taxable value of the casino, but not less than the minimum taxable value.  Scheduled payments of principal and interest on the City Bonds will be funded through DJL’s payment obligations under the Minimum Assessment Agreement.  DJL is also obligated to pay any shortfall should property taxes be insufficient to fund the principal and interest payments on the City Bonds. Total minimum payments by DJL under the Minimum Assessment Agreement are approximately $1.9 million per year through 2036.

The Minimum Assessment Agreement obligation, along with related interest costs, will be paid off through property tax payments.  Any property tax payments required to be made by DJL which are in excess of the Minimum Assessment Agreement obligation will be expensed as incurred.   The cost of the parking facility was capitalized by DJL and is being depreciated over its estimated useful life of 40 years.

The Development Agreement also calls for (i) the payment by the Company for the reasonable and necessary actual operating costs incurred by the City for the operation, security, repair and maintenance of the public parking facility and (ii) the payment by the Company to the City of $80 per parking space in the public parking facility per year, which funds will be used by the City for capital expenditures necessary to maintain the public parking facility. Operating costs of the parking facility incurred by DJL are expensed as incurred. Deposits to the sinking fund are recorded as other assets. When the sinking fund is used for capital improvements, such amounts are capitalized and amortized over their remaining useful life not to exceed the remaining useful life of the parking facility.

The Company’s future obligations under the Minimum Assessment Agreement related to the recorded obligation at December 31, 2010 for the years ending December 31 are summarized as follows (in thousands):

2011	$1,885
2012	1,885
2013	1,885
2014	1,885
2015	1,885
Thereafter	38,646
Total	48,071
Less amounts representing interest	(27,663)
Less current portion (included in Other accrued expenses)	(1,885)
Long-term obligation under Minimum Assessment Agreement	$18,523

 Note Receivable from Owner—In accordance with a promissory note dated December 24, 2009, between the Company and PGP, the Company loaned PGP approximately $1.7 million as of December 31, 2009.  Interest on the promissory note accrues at a rate of 10% and is payable semi-annually on June 15 and December 15 of each year. In September 2010, the Company made a $1.7 million cash distribution which was recorded as a member distribution to PGP, the proceeds of which were used by PGP to repay all of the outstanding principal and interest on the loan due to the Company.  The outstanding loan amount at December 31, 2009 is classified within member’s deficit on the Company’s balance sheet as it is a receivable from a related party.

Revenue Recognition and Promotional Allowances— In accordance with industry practice, casino and video poker revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Racing revenues include EVD’s share of pari-mutuel wagering on live races from commissions and breakage income which are set by the Louisiana State Racing Commission, and EVD’s share of wagering from import and export simulcasting as well as EVD’s share of wagering from its off-track betting parlors. Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the state’s racing regulatory body. Food, beverage and other revenue is recognized as services are performed. Revenues exclude taxes.

Various cash and free play incentive programs related to gaming play as well as the retail value of food and beverage and other services furnished to guests without charge are included in gross revenues and then deducted as promotional allowances. These amounts were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cash and free play incentives	$19,691	$15,166	$11,655
Food and beverage	15,162	11,592	8,036
Other	1,818	1,216	888
Total promotional allowances	$36,671	$27,974	$20,579

The cost of complimentary food and beverage and other services have been included in casino, racing and video poker expenses on the accompanying statements of operations. Such estimated costs of providing complimentary services allocated from the food and beverage and other operating departments to the casino, video poker and racing departments were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Food and beverage	$5,764	$4,218	$3,136
Other	1,194	850	365
Total cost of complimentary services	$6,958	$5,068	$3,501

Slot Club Awards—The Company provides slot patrons with incentives redeemable for food, beverage or other services based on the dollar amount of play on slot machines. A liability has been established based on an estimate of the cost of honoring these outstanding incentives, utilizing the age of the award and prior history of redemptions.

Equity Based Compensation— Effective January 1, 2006, the Company adopted an accounting standard which requires that compensation expense under equity based awards be measured at fair value. As allowed under the provisions of the standard, the Company has applied the standard prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application of the standard using the accounting principles historically applied to those awards, the intrinsic value method.

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

Prior to November 6, 2009, the equity based awards granted by PGP to the two executive officers contained a put option exercisable by the officer.  On a quarterly basis, the Company estimated the fair value of all incentive units granted under PGP’s equity based incentive compensation plans that had the put option and compared that value to the value of such incentive units at the date of grant. The value of the incentive units was primarily determined on a discounted cash flow basis discounted for a minority interest.  Any appreciation or depreciation in the value of the incentive units was expensed or credited to an expense based on the percentage of the grant vested. As these awards are issued by PGP, the awards represent a PGP liability and not a liability of the Company although the expense associated with awards to the officers was recorded by the Company with a corresponding credit to member contributions.  The Company credited $2.4 million in 2009 and $6.6 million in 2008 to selling, general and administrative expense with respect to these units.

On November 6, 2009, in connection with the partial settlement of certain awards with the officers discussed below, the put option granted to the officers as part of the incentive units was removed.   The awards were reclassified from liability awards to equity awards as a result of the modifications.  Subsequently, any appreciation or depreciation in the estimated intrinsic value of the incentive units is not reflected in earnings of the Company.

On November 6, 2009, the board of managers of PGP approved the PGP 2009 Profits Interest Plan (the “Plan”).   On the same day, PGP approved grants of profits interests to the two officers discussed above under the Plan (equal to the amounts of profits interests redeemed from each of them, as described below, and representing approximately 4.5% of all capital interests of PGP outstanding as of such date).  The profits interests granted pursuant to such awards were fully vested at the time of grant, and the value of the profits interests granted pursuant to such awards is limited to the future appreciation in value, if any, of PGP’s common membership interests from the date of grant of such profits interests.

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

Other than as discussed above, the Company did not have any new awards and there were no modifications, repurchases, or cancellations of awards issued prior to January 1, 2006 during the years ended December 31, 2010, 2009 and 2008 and there were no payments to employees related to equity based awards during the years 2010, 2009 and 2008.

Advertising—All costs associated with advertising are expensed as incurred. Advertising expense was $2.8 million in each of 2010 and 2009 and $2.5 million in 2008.

Pre-opening Expense—Costs associated with start-up activities for new or expanded operations are expensed as incurred.

Development Expense—Costs associated with new business opportunities are expensed as incurred unless the cost is capitalizable and management believes it is probable the project will be completed.

In 2006, DJL and the Dubuque County Historical Society (the “Historical Society”) entered into an agreement which among other things called for the transfer, thirty days after opening the new casino, of the Diamond Jo vessel to the Historical Society at the Historical Society’s option. In 2007, contingencies in the agreement became remote and as a result, DJL recognized the fair market value of its charitable obligations under the agreement. In 2008, DJL and the Historical Society reached a revised agreement to sell the Diamond Jo vessel and split the proceeds evenly between DJL and the Historical Society. Based on this agreement, DJL reduced its outstanding obligation to the Historical Society to 50% of the estimated proceeds expected to be received upon the sale of the Diamond Jo vessel with a corresponding credit of $1.1 million to development expense on the Company’s statement of operations. This credit was offset by additional development expenses of $0.2 million related to DJL's new casino in 2008.

Acquisition related costs of $1.1 million associated with the acquisition of ABC were included in development expense in 2009.  Development expense was insignificant in 2010.

Income Taxes—The Company is a limited liability company. In lieu of corporate income taxes, the members of a limited liability company are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for income taxes has been included in the financial statements.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the intrinsic values of equity based compensation, the fair value of DJW’s investment in the City Bonds, the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets and the estimated liabilities for slot club awards.

Concentrations of Risk—The Company’s customer base is concentrated in southwest Louisiana, north central and eastern Iowa, southern Minnesota, southwest Wisconsin and northwest Illinois.

The Company maintains deposit accounts at four banks. At December 31, 2010 and 2009, and various times during the years ended December 31, 2010, 2009 and 2008, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation. Credit risk is managed by monitoring the credit quality of the banks.

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

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31 is summarized as follows (in thousands):

	2010	2009

Land and land improvements	$19,748	$19,701
Buildings, riverboat and improvements	254,754	244,438
Furniture, fixtures and equipment	101,046	96,964
Computer equipment	12,988	11,083
Vehicles	775	677
Construction in progress	1,702	6,916
Subtotal	391,013	379,779
Accumulated depreciation	(119,132)	(92,550)
Property and equipment, net	$271,881	$287,229

 Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $29.1 million, $24.6 million and $20.1 million, respectively.

A third party operator constructed a new hotel adjacent to EVD's racino which opened to the public in November 2010.  During the third quarter of 2009, the Company determined that it was probable that all conditions to financing this hotel project by the third party operator would be met and that the third party operator would build the hotel.  Prior to that time, EVD incurred capitalized development costs related to the design and development of a hotel which it initially planned to own and operate. During the third quarter of 2009, EVD expensed $1.5 million of capitalized design and development costs and disposal costs related to the hotel project design that was not utilized by the third party operator as a loss on disposal of assets.

In connection with DJL’s casino development, the Diamond Jo vessel was being depreciated to its expected disposal value of $1.2 million based on the fair market value of the vessel as determined with the assistance of an independent third party valuator.  In January 2009, DJL received and accepted an offer to purchase the vessel for approximately $0.4 million.  Based on the accepted offer, DJL recorded an impairment charge of $0.8 million in December 2008 related to the decrease in the fair market value of the vessel.

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

4. DEBT

Long-term debt at December 31 consists of the following (in thousands):
	2010	2009

8 3/8% senior secured notes due August 15, 2015, net of discount of $4,465 and $5,222, respectively, secured by substantially all the assets of the Company and its subsidiaries and the equity of the Company	$235,535	$234,778
10 3/4% senior unsecured notes due August 15, 2017, net of discount of $7,003 and $7,683, respectively	297,997	297,317
$58,500 revolving line of credit under a loan and security agreement of PGL, DJL, EVD, ABC and DJW with Wells Fargo, interest rate at prime plus a margin of 2.5% with a floor of 6.0% (rate of 6.0% at December 31, 2010 and 2009), maturing January 15, 2014, secured by substantially all assets of PGL, DJL, EVD, ABC and DJW and is guaranteed up to $5.0 million by the Company’s Chief Executive Officer	3,500	-
Term loan under a loan and security agreement of PGL, DJL and EVD with American Trust & Savings Bank, interest rate at 6.5%, due in installments through December 1, 2013, secured by certain assets of DJL	5,183	6,697
Notes payable and capital lease obligations, net of discount of $0 and $16, respectively, interest rates at 6.4% - 14.4%, due 2011 – 2015	55	680
Total debt	542,270	539,472
Less current portion	(1,643)	(2,172)
Total long term debt	$540,627	$537,300

            Principal maturities of debt (excluding discount) for the Company, for each of the years ending December 31 are summarized as follows (in thousands):

2011	$1,643
2012	1,733
2013	1,850
2014	3,509
2015	240,003
Thereafter	305,000
$553,738

PGL Notes

The PGL Secured Notes and PGL Unsecured Notes were issued in 2009 at a discount of $5.5 million and $7.9 million, respectively.  Interest on the PGL Notes is due each August 15 and February 15, commencing February 15, 2010.

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

On January 27, 2011, the Company commenced a consent solicitation seeking to amend the indenture governing the PGL Secured Notes to allow for the issuance of additional secured notes under that indenture. On February 2, 2011, the Company consummated the consent solicitation and adopted the amendments to the indenture governing the PGL Secured Notes.

On February 1, 2011, the Company issued an additional $50.0 million in aggregate principal amount of PGL Unsecured Notes at an issue price of 108%, plus accrued interest from August 15, 2010.

On February 9, 2011, the Company issued an additional $80.0 million in aggregate principal amount of PGL Secured Notes at an issue price of 105%, plus accrued interest from August 15, 2010.

The PGL Secured Notes and the PGL Unsecured Notes are guaranteed on a senior secured basis and senior unsecured basis, respectively, by DJL, EVD, DJW, ABC and KSC (collectively, the “Subsidiary Guarantors”).  The PGL Secured Notes and the related guarantees are secured by a security interest in the Company’s and the Subsidiary Guarantors’ respective existing and future assets (other than certain excluded assets) and by a limited recourse pledge of 100% of the equity interests of PGL by PGP. The security interest on the collateral that secures the PGL Secured Notes and the related guarantees are subject to the prior liens of the PGL Credit Facility. The PGL Unsecured Notes are effectively subordinated to the PGL Credit Facility, the PGL Secured Notes and other secured indebtedness of the Company and the Subsidiary Guarantors to the extent of the collateral securing such indebtedness. The guarantees of the Subsidiary Guarantors are full and unconditional and joint and several.

The indentures governing the PGL Notes limit the Company’s and the Subsidiary Guarantors’ ability to, among other things, incur more debt, pay dividends or make other distributions to PGP, redeem stock, make certain investments, create liens, enter into transactions with affiliates, merge or consolidate, and transfer or sell assets.

The PGL Notes and the PGL Credit Facility do not limit the Company’s ability to transfer assets between the Company and the Subsidiary Guarantors.  Under the indentures governing the PGL Notes, the Company is allowed, subject to certain conditions and limitations set forth therein, to make payments and distributions to PGP, including in respect of (i) certain consulting and financial advisory services, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP, and (iii) tax, accounting, licensure, legal and administrative costs and expenses of PGP. In addition, the Company may pay dividends or make other distributions to PGP, in addition to the distributions above, if the combined interest coverage ratio of the Company and the Subsidiary Guarantors is not less than 2.0 to 1.0 for the immediately preceding four full fiscal quarters and subject to certain aggregate net income and cash proceeds received from the sale of equity interest limits.  Substantially all of the Company’s net assets were restricted from distribution to PGP under the PGL Notes and the PGL Credit Facility, subject to the above exceptions and including amounts allowed for certain investments and other restricted payments.

PGL Credit Facility

The PGL Credit Facility consists of a revolving credit facility which permits the Borrowers to request advances and letters of credit up to the lesser of the maximum revolver amount of $50.0 million, after giving effect to the Second Amendment described below, (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the consolidated EBITDA (as defined in the PGL Credit Facility) of the Borrowers for the 12 months immediately preceding the current month end multiplied by 150% and the consolidated EBITDA of the Borrowers for the most recent quarterly period computed on an annualized basis multiplied by 150%. The Borrowing Base was greater than the maximum revolver amount of $58.5 million as of December 31, 2010. The borrowings under the PGL Credit Facility bear interest at a rate equal to the Wells Fargo prime rate plus a margin of 2.5% with a floor of 6%.

On January 31, 2011, the Borrowers under the PGL Credit Facility and Wells Fargo executed a Consent agreement that permitted KSC to join the PGL Credit Facility as a Borrower.

On February 2, 2011, the Borrowers under the PGL Credit Facility and Wells Fargo executed the Second Amendment to Amended and Restated Loan and Security Agreement (the “Second Amendment”) which, among other things, (i) permits the issuance of up to $80.0 million in aggregate principal amount of additional PGL Secured Notes, (ii) provides for a reduction in the maximum revolver amount under the facility from $58.5 million to $50.0 million, (iii) extends the maturity date of the facility from January 15, 2014 to January 15, 2015 and (iv) permits certain capital expenditures in connection with the development of the Kansas Star.

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

As of December 31, 2010, the Company had $3.5 million in outstanding advances under the PGL Credit Facility. In addition, as of December 31, 2010, the Company had outstanding letters of credit under the PGL Credit Facility of $1.7 million resulting in available borrowings thereunder, after giving effect to the Second Amendment, of $44.8 million.

Term Loan

On May 1, 2008, PGL, DJL and EVD (collectively, the “FF&E Borrowers”) entered into a Loan and Security Agreement (“Term Loan”) with American Trust & Savings Bank.  Proceeds from the Term Loan were used to finance the purchase of certain furniture, fixtures and equipment related to DJL’s casino development in 2008. Commencing on January 1, 2009 and continuing through December 1, 2013, the FF&E Borrowers shall pay principal plus accrued interest in equal monthly installments. Interest on the Term Loan accrues at a rate of 6.5% per annum.  As of December 31, 2010, DJL had outstanding advances of $5.2 million under the Term Loan.

Compliance

As of December 31, 2010, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness.

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

The Company had no Level 1 or Level 2 financial instruments at December 31, 2010 and 2009. The Company had one Level 3 financial instrument at December 31, 2010 and 2009.

DJW holds an investment in a single municipal bond issuance that is classified as available for sale and is recorded at fair value.  DJW is the only holder of this instrument and there is no quoted market price for this instrument.  The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and an estimate from an independent source of what market participants would use in pricing the bonds.  Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the member’s deficit section of the Company’s balance sheets.  The discount associated with this investment is netted with the investment on the balance sheets and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the statements of operations.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s Level 3 financial asset that is required to be measured at fair value as of December 31, 2010 and 2009, which is classified as “Investment available for sale” in the balance sheets ($0.3 million is classified in Prepaid and other assets at December 31, 2010) (in thousands):

	Total Carrying Value at December 31, 2010	Fair Value Measurements at December 31, 2010	Total Carrying Value at December 31, 2009	Fair Value Measurements at December 31, 2009
Investment available for sale	$18,592	$18,592	$14,741	$14,741

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for 2010 and 2009 (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009
Balance at beginning of the reporting period	$14,741	$7,828	$(790)
Total gains (realized or unrealized):
Included in earnings	194	173	655
Included in other comprehensive income	3,657	6,740	-
Transfers in or out of Level 3	-	-	-
Purchases, sales, issuances and settlements	-	-	135
Ending balance at December 31, 2010 and 2009	$18,592	$14,741	$-

	Included in interest income	Included in interest income

Gains included in earnings attributable to the change in unrealized gains relating to assets still held at the reporting date	$194	$173

6. EMPLOYEE BENEFIT PLANS

PGL, DJL, DJW, EVD and ABC each have a qualified defined contribution plan under section 401(k) of the Internal Revenue Code for their respective employees. Under the plans, eligible employees may elect to defer a portion of their salary, subject to Internal Revenue Service limits. The Company may make a matching contribution to each participant based upon a percentage set by the Company, prior to the end of each plan year. Company matching contributions to the plans and related expense were $0.5 million in 2010 and $0.4 million in each of 2009 and 2008.

The Company also has a non-qualified deferred compensation plan. Under the plan, certain eligible key employees of the Company may elect to defer a portion of their compensation. The Company makes a matching contribution to each participant based upon a percentage set by the Company. These matching contributions vest over a three year period of service. Expense related to Company matching contributions were $0.1 million, $0.2 million and $0.1 million in 2010, 2009 and 2008, respectively.

7. LEASING ARRANGEMENTS

DJL currently has approximately 500 surface parking spaces that are in close proximity to its casino located on properties that DJL leases under an operating lease for $500,000 annually through December 2018.   In accordance with an operating agreement between DJL and the Dubuque Racing Association, Ltd. (“DRA”), the DRA reimburses DJL for these lease payments.

DJW leases, under an operating lease, 10 acres of land north of the casino that is used for patron parking.  This lease requires DJW to pay less than $0.1 million per year as rent through June 2016.  The property lease also allows for the purchase of the leased land at the expiration of the lease for a total purchase price of approximately $0.8 million.  In addition, DJW also leases, under an operating lease, 30 acres of adjacent land through August 2013 for use as additional hunting land at its Pheasant Links facility in Emmons, Minnesota.  Total rent expense for these leases are less than $0.1 million annually.

The Company currently leases, under an operating lease, approximately 10,876 square feet of office space in Dubuque, Iowa which serves as its corporate headquarters.  Total rent expense for this lease is approximately $0.2 million annually.

The Company leases four of its OTB facilities and other equipment under noncancelable operating leases. The Company also leases certain gaming machines and other equipment under cancelable leases. These cancelable leases require either fixed monthly payments or contingent monthly rental payments based on usage of the equipment.

The leases expire on various dates through 2020. Rent expense was $5.8 million, $6.4 million and $6.9 million during the years ended 2010, 2009 and 2008, respectively and is expensed as incurred.

Minimum rental payments and contingent rental payments for the years ended December 31, 2010, 2009 and 2008 are summarized as follows (in thousands):
	Years ended December 31,
	2010	2009	2008
Minimum rental payments	$2,066	$2,176	$1,808
Contingent rental payments	3,726	4,188	5,072
Total	$5,792	$6,364	$6,880

The future minimum rental payments required (excluding contingent rental payments) under noncancelable leases with a minimum original term in excess of one year at December 31, 2010 for the years ending December 31 are summarized as follows (in thousands):

2011	$1,393
2012	912
2013	811
2014	631
2015	261
Thereafter	389
Total	$4,397

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

In November 2009, PGP paid $25,000 in consulting fees to Webster County Entertainment, LLC (“WCE”) in connection with a potential casino development opportunity in Fort Dodge, Iowa.  Following PGP's payment to WCE, the principals of WCE made contributions to the Iowa Governor’s re-election campaign.   On October 11, 2010, a special prosecutor for the State of Iowa filed charges against PGP, Brent Stevens, Chairman and Chief Executive Officer of PGP and the Company, and Jonathan Swain, Chief Operating Officer of PGP and the Company, charging each with misdemeanor violations of Iowa’s campaign finance laws related to making a campaign contribution in the name of another and failing to disclose a campaign contribution. A trial date for this matter is currently scheduled for June 20, 2011.

Based upon the Company's internal review and advice of outside legal counsel, the Company believes that neither it nor any of its employees has violated any laws.  While the Company believes that these misdemeanor charges will not have a material adverse effect on its business and results of operations, legal proceedings of this nature are inherently unpredictable and no assurances can be given as to its result. An adverse outcome could be disruptive to the Company’s management and operations. The Iowa Racing and Gaming Commission has broad discretion to consider all actions by its licensees in its regulation of gaming in the State of Iowa and may exercise its discretion to consider the charges and any potential adverse outcome relating to the charges when determining whether to take action, if any. An adverse outcome in this matter and any consequent actions by the Iowa Racing and Gaming Commission, or any gaming authorities in Louisiana or Kansas, could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Except as set forth above, neither the Company nor its subsidiaries are parties to any pending or probable legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

DJL and DJW are required to pay their respective qualified sponsoring organization, who hold a joint gaming license with DJL and DJW, 4.50% and 5.76%, respectively, of the casino’s adjusted gross receipts on an ongoing basis.  DJL expensed $3.1 million, $3.2 million and $0.2 million during the years ended 2010, 2009 and 2008, respectively, related to its agreement.  DJW expensed $4.7 million, $4.6 million and $4.5 million during the years ended 2010, 2009 and 2008, respectively, related to its agreement. The DJL agreement expires on December 31, 2018. The DJW agreement expires on March 31, 2015 but is subject to automatic three year renewal periods.

ABC has an agreement with the Parish of St. Mary to permit the berthing of its riverboat casino in Amelia, Louisiana.  The agreement expires in May 2017.  The agreement provides for percentage fees based on the level of net gaming revenue as follows - first $60 million - 2.5%; $60 to $96 million - 3.5%; greater than $96 million - 5.0%.  The annual minimum fee due under the agreement is $1.5 million, which is due on the first day of June of each year. ABC expensed $1.5 million and $0.3 million during the year ended December 31, 2010 and the period October 22, 2009 (date of acquisition) through December 31, 2009, respectively, related to this agreement.

The Company’s future contractual obligations related to purchase commitments at December 31, 2010, including $1.3 million related to DJL’s future unrecorded obligations under the Minimum Assessment Agreement over a period of 30 years and $3.3 million related to DJL’s obligation for capital expenditures under the Development Agreement over 40 years and excluding DJW’s and DJL’s variable payments to their sponsoring organizations, are summarized as follows (in thousands):

2011	$5,319
2012	2,856
2013	2,256
2014	2,227
2015	2,224
Thereafter	12,732
Total	$27,614

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

10. DUBUQUE RACING ASSOCIATION, LTD. OPERATING AGREEMENT

The DRA, a qualified sponsoring organization, holds a joint license with DJL to conduct gambling games under Iowa statutes. The DRA also owns the Mystique casino located in Dubuque, Iowa. During 2005, in exchange for DJL allowing the DRA to operate table games at the Mystique casino, DJL and the DRA amended the DRA Operating Agreement and agreed to, among other things, the following:

•
Beginning September 1, 2006 and continuing through November 18, 2008, DRA was contractually obligated to pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts above a 7% decline from the base period and subject to a maximum 21% decline and certain payment deferral conditions.  During 2008, DJL recorded other revenue of approximately $1.6 million related to this portion of the agreement, of which $0.9 million was recorded as a short-term receivable at December 31, 2009.  As of December 31, 2010, there are no outstanding amounts under this portion of the agreement.

•	DJL agreed to pay the DRA the sum of $.50 for each patron admitted on its riverboat casino through December 9, 2008. During 2008, these payments approximated $0.3 million.

•	Commencing December 10, 2008, the date DJL moved its operations to its new land-based facility, DJL is required to pay to the DRA 4.5% of DJL’s adjusted gross receipts (see Note 8).

11. TRANSACTIONS WITH RELATED PARTIES

During 2010, 2009 and 2008, the Company distributed $9.7 million, $4.0 million, and $4.1 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members and (iii) tax, accounting, licensure, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions. In September 2010, the Company made a $1.7 million cash distribution which was recorded as a member distribution to PGP, the proceeds of which were used by PGP to repay all of the outstanding principal and interest on a loan due to the Company.  Such loan was previously recorded as a note receivable within Total Member's Deficit. On November 6, 2009, PGP repurchased certain previously granted and vested profits interests from certain executive officers of the Company in the amount of $5.8 million.  A portion of the repurchase was funded by a distribution of $3.3 million from PGL to PGP.  See Note 2 for further discussion.

 During 2010, 2009 and 2008, the Company expensed $0.5 million, $0.4 million and $0.3 million, respectively, as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA (an affiliate) a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 0.75% to 1.25% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.7 million, $0.7 million and $0.9 million in affiliate management fees payable to OEDA for the years 2010, 2009 and 2008, respectively.

In 2005, DJW entered into a management services agreement with PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges. DJW expensed management fees of $2.6 million, $2.5 million and $2.4 million in 2010, 2009 and 2008, respectively, related to this agreement.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreement, EVD, DJW and ABC must each pay the board member a fee equal to 2.5% of EVD’s, DJW’s and ABC’s earnings before interest, taxes, depreciation, amortization and charges associated with the impairment of assets, development expenses, pre-opening expenses, management and consulting fees, corporate allocations, gains or losses on the disposal of assets and extraordinary gains or losses, in each case, applicable to such period.  EVD expensed $0.7 million, $0.9 million and $1.0 million of affiliate management fees in 2010, 2009 and 2008, respectively, related to this agreement.  DJW expensed $0.9 million, $0.8 million and $0.8 million of affiliate management fees in 2010, 2009 and 2008, related to this agreement.  ABC expensed $0.4 million in 2010 and an insignificant amount in 2009 of affiliate management fees related to this agreement.

12. SEGMENT INFORMATION

The Company is organized around geographical areas and operates four reportable segments: (1) Diamond Jo Dubuque operations, which comprise the Diamond Jo casino in Dubuque, Iowa, (2) Diamond Jo Worth operations, which comprise the Diamond Jo Worth casino operations in Northwood, Iowa, (3) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by EVD in Opelousas, Louisiana and the surrounding area, and (4) Amelia Belle operations, which comprise the Amelia Belle casino in Amelia, Louisiana.

The accounting policies for each segment are the same as those described in Note 2. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the years ended (in thousands):

	Net Revenues From External Customers
	2010	2009	2008

Diamond Jo Dubuque	$67,835	$71,876	$42,364
Diamond Jo Worth	86,568	83,897	84,596
Evangeline Downs	112,993	122,808	132,193
Amelia Belle	47,962	7,699	-
Total	$315,358	$286,280	$259,153

	Segment Operating Earnings (1)
	2010	2009	2008

Diamond Jo Dubuque	$22,690	$23,759	$12,929
Diamond Jo Worth	35,542	33,567	32,602
Evangeline Downs	29,820	34,355	38,941
Amelia Belle	15,146	1,932	—
Total Property Segment Operating Earnings (1)	103,198	93,613	84,472
General Corporate	(6,924)	(5,638)	(4,782)
Total Segment Operating Earnings (1)	96,274	87,975	79,690
Non-cash equity based compensation	—	2,412	6,559
Depreciation and amortization	(29,413)	(24,651)	(20,134)
Development expense	(28)	(1,211)	922
Affiliate management fees	(5,756)	(5,318)	(5,401)
Interest expense, net	(57,349)	(48,397)	(37,169)
Pre-opening expense	(33)	(6)	(785)
Impairment of asset held for sale	—	—	(831)
Loss on disposal of assets	(184)	(1,770)	(95)
Loss from equity affiliate	(29)	—	—
Loss on early retirement of debt	—	(22,475)	—
Net income (loss)	$3,482	$(13,441)	$22,756
_______________
(1)
Segment operating earnings is defined as net income (loss) plus non-cash equity based compensation, depreciation and amortization, pre-opening expense, development expense, impairment of asset held for sale, affiliate management fees, loss on disposal of assets, interest expense, net, loss from equity affiliate and loss on early retirement of debt. Segment operating earnings for 2008 have been adjusted to exclude non-cash equity based compensation to conform with the 2010 and 2009 presentation.

		Interest Expense, net		Depreciation and Amortization
	2010	2009	2008	2010	2009	2008
General Corporate	$(57,160)	$(22,924)	$69	$174	$103	$57
Diamond Jo Dubuque	(2,291)	(9,629)	(8,782)	9,148	8,848	3,488
Diamond Jo Worth	1,947	(6,321)	(11,918)	6,143	7,426	8,578
Evangeline Downs	144	(9,525)	(16,538)	7,825	7,322	8,011
Amelia Belle	11	2	—	6,123	952	—
Total	$(57,349)	$(48,397)	$(37,169)	$29,413	$$24,651	$20,134

	Total Assets
	2010	2009

General Corporate	$42,581	$26,673
Diamond Jo Dubuque	164,660	174,861
Diamond Jo Worth	78,733	82,692
Evangeline Downs	142,377	143,168
Amelia Belle	111,454	114,540
Total	$539,805	$541,934

	Cash Expenditures for Additions to Long-Lived Assets
	2010	2009	2008

General Corporate	$25,586	$286	$369
Diamond Jo Dubuque	1,855	15,776	57,344
Diamond Jo Worth	1,532	3,461	2,836
Evangeline Downs	7,353	8,305	10,200
Amelia Belle	4,333	106,668	—
Total	$40,659	$134,496	$70,749

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s available for sale investment, note receivable and debt instruments at December 31, 2010 and 2009 are as follows (in thousands):
	December 31, 2010		December 31, 2009
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Available for sale investment	$18,592	$18,592	$14,741	$14,741
Note receivable	2,536	2,302	—	—
8 3/8% senior secured notes	255,000	235,535	241,200	234,778
10 3/4% senior unsecured notes	331,688	297,997	308,050	297,317
Senior secured credit facilities	3,500	3,500	—	—
Term loan	5,183	5,183	6,697	6,697
Notes payable, capital lease obligations and other financial instruments	591	591	1,289	1,272
Obligation under Minimum Assessment Agreement	25,012	20,458	19,453	19,812

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
	(Dollars in Thousands)

Net revenues	$78,001	$82,468	$81,948	$72,941
Income from operations	16,081	16,394	16,538	11,847
Net income (loss)	1,765	1,947	2,289	(2,519)

	2009 Quarters Ended
	March 31	June 30	September 30 (1)	December 31
	(Dollars in Thousands)

Net revenues	$$71,970	$$73,443	$$71,256	$69,611
Income from operations	14,541	15,462	15,241	12,187
Net income (loss)	3,799	5,028	(20,174)	(2,094)
_______________
(1) Includes a $22.5 million loss on early retirement of debt.

15.   ACQUISITION

On October 22, 2009, the Company consummated its acquisition of 100% of the equity interests of ABC to further expand its gaming operations. ABC operates a riverboat gaming facility in Amelia, Louisiana.  The cash acquisition price was $104.0 million plus $2.2 million for working capital.  Acquisition related costs, included in development expense, were $1.1 million in 2009.  The acquisition of ABC has been accounted for by applying the acquisition method with the Company as the acquirer of ABC. The purchase price allocation was finalized in the fourth quarter of 2010 with no material revisions with $32.2 million allocated to goodwill, $36.0 million allocated to identifiable intangible assets with indefinite lives, and $2.4 million allocated to identifiable intangible assets with finite lives. The goodwill arising from the acquisition primarily relates to the high operating margins of ABC compared to the industry. ABC is a reportable segment.

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

16.   SUBSEQUENT EVENTS

Other than as previously disclosed in Notes 1 and 4, no events have occurred subsequent to December 31, 2010 except in March 2011, KSC purchased two parcels of land totaling approximately 202 acres on which the Kansas Star will be developed. This land effectively gives the Company all the land needed to develop the Kansas Star facility in compliance with the terms of the Kansas Management Contract.

17. CONSOLIDATING FINANCIAL INFORMATION

The Company and PGC (which has no assets or operations) are co-issuers of the PGL Notes. DJL, EVD, DJW, ABC and KSC are subsidiary guarantors of the PGL Notes. The guarantees of the subsidiary guarantors are full and unconditional and joint and several.  Consolidating financial information of the co-issuers and the subsidiary guarantors is presented on the following pages.

CONSOLIDATING BALANCE SHEETS
 (in thousands)

	At December 31, 2010
	Parent Issuers (1)	Subsidiary Guarantors (2)	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63	$19,587	$—	$19,650
Restricted cash—purse settlements	—	4,178	—	4,178
Accounts receivable, net	12	1,454	—	1,466
Receivables from affiliates	—	117	—	117
Inventories	—	1,450	—	1,450
Prepaid expenses and other assets	120	4,705	—	4,825
Total current assets	195	31,491	—	31,686
PROPERTY AND EQUIPMENT, NET	1,012	270,869	—	271,881
OTHER ASSETS:
Investment in subsidiaries	445,799	—	(445,799)	—
Deferred financing costs	15,178	8,358	—	23,536
Goodwill	—	85,308	—	85,308
Licenses and other intangibles	—	78,403	—	78,403
Deposits and other assets	26,196	4,488	—	30,684
Investment available for sale	—	18,307	—	18,307
Total other assets	487,173	194,864	(445,799)	236,238
TOTAL	$488,380	$497,224	$(445,799)	$539,805
LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$26	$3,572	$—	$3,598
Purse settlement payable	—	5,803	—	5,803
Accrued payroll and payroll taxes	2,784	3,633	—	6,417
Accrued interest	20,108	29	—	20,137
Other accrued expenses	164	13,142	—	13,306
Payable to affiliates	—	667	—	667
Current maturities of long-term debt and leases	7	1,636	—	1,643
Total current liabilities	23,089	28,482	—	51,571
LONG-TERM LIABILITIES:
8 3/8% senior secured notes, net of discount	235,535	—	—	235,535
10 3/4% senior notes, net of discount	297,997	—	—	297,997
Senior secured credit facilities	3,500	—	—	3,500
Term loan	—	3,567	—	3,567
Notes and leases payable, net of discount	28	—	—	28
Obligation under Minimum Assessment Agreement	—	18,523	—	18,523
Other liabilities	100	853	—	953
Total long-term liabilities	537,160	22,943	—	560,103
Total liabilities	560,249	51,425	—	611,674

MEMBER’S EQUITY (DEFICIT)	(71,869)	445,799	(445,799)	(71,869)
TOTAL	$488,380	$497,224	$(445,799)	$539,805

	At December 31, 2009
	Parent Issuers (1)	Subsidiary Guarantors (2)	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,078	$26,459	$—	$34,537
Restricted cash—purse settlements	—	4,400	—	4,400
Accounts receivable, net	27	3,120	—	3,147
Receivables from affiliates	37	3	—	40
Inventories	—	1,520	—	1,520
Prepaid expenses and other assets	53	3,547	—	3,600
Total current assets	8,195	39,049	—	47,244
PROPERTY AND EQUIPMENT, NET	508	286,721	—	287,229
OTHER ASSETS:
Investment in subsidiaries	460,034	—	(460,034)	—
Deferred financing costs	17,124	8,581	—	25,705
Goodwill	—	85,308	—	85,308
Licenses and other intangibles	—	78,237	—	78,237
Deposits and other assets	849	2,621	—	3,470
Investment available for sale	—	14,741	—	14,741
Total other assets	478,007	189,488	(460,034)	207,461
TOTAL	$486,710	$515,258	$(460,034)	$541,934
LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$72	$3,108	$—	$3,180
Construction payable	—	3,155	—	3,155
Purse settlement payable	—	6,070	—	6,070
Accrued payroll and payroll taxes	1,873	4,043	—	5,916
Accrued interest	21,418	37	—	21,455
Other accrued expenses	952	11,391	—	12,343
Payable to affiliates	—	290	—	290
Current maturities of long-term debt and leases	—	2,172	—	2,172
Total current liabilities	24,315	30,266	—	54,581
LONG-TERM LIABILITIES:
8 3/8% senior secured notes, net of discount	234,778	—	—	234,778
10 3/4% senior notes, net of discount	297,317	—	—	297,317
Term loan	—	5,183	—	5,183
Notes and leases payable, net of discount	—	22	—	22
Obligation under Minimum Assessment Agreement	—	18,852	—	18,852
Other liabilities	75	901	—	976
Total long-term liabilities	532,170	24,958	—	557,128
Total liabilities	556,485	55,224	—	611,709

MEMBER’S EQUITY (DEFICIT)	(69,775)	460,034	(460,034)	(69,775)
TOTAL	$486,710	$515,258	$(460,034)	$541,934

CONSOLIDATING STATEMENTS OF OPERATIONS
 (in thousands)

	Year Ended December 31, 2010
	Parent Issuers (1)	Subsidiary Guarantors (2)	Consolidating Adjustments	Consolidated

REVENUES:
Casino	$—	$293,619	$—	$293,619
Racing	—	14,961	—	14,961
Video poker	—	4,694	—	4,694
Food and beverage	—	26,272	—	26,272
Other	—	12,483	—	12,483
Less promotional allowances	—	(36,671)	—	(36,671)
Total net revenues	—	315,358	—	315,358
EXPENSES:
Casino	—	120,633	—	120,633
Racing	—	14,417	—	14,417
Video poker	—	3,717	—	3,717
Food and beverage	—	16,980	—	16,980
Other	—	8,584	—	8,584
Selling, general and administrative	2,151	47,829	4,773	54,753
Depreciation and amortization	174	29,239	—	29,413
Pre-opening expense	—	33	—	33
Development expense	28	—	—	28
Affiliate management fees	486	5,270	—	5,756
Loss on disposal of assets	—	184	—	184
Corporate expense allocation	—	4,773	(4,773)	—
Total expenses	2,839	251,659	—	254,498
INCOME (LOSS) FROM OPERATIONS	(2,839)	63,699	—	60,860
OTHER INCOME (EXPENSE):
Interest income	138	2,111	—	2,249
Interest expense, net of amounts capitalized	(57,298)	(2,300)	—	(59,598)
Loss from equity affiliate	—	(29)	—	(29)
Income from equity investment in subsidiaries	63,481	—	(63,481)	—
Total other expense	6,321	(218)	(63,481)	(57,378)
NET INCOME	$3,482	$63,481	$(63,481)	$3,482

	Year Ended December 31, 2009
	Parent Issuers (1)	Subsidiary Guarantors (2)	Consolidating Adjustments	Consolidated

REVENUES:
Casino	$—	$258,427	$—	$258,427
Racing	—	16,507	—	16,507
Video poker	—	5,322	—	5,322
Food and beverage	—	23,418	—	23,418
Other	—	10,580	—	10,580
Less promotional allowances	—	(27,974)	—	(27,974)
Total net revenues	—	286,280	—	286,280
EXPENSES:
Casino	—	107,106	—	107,106
Racing	—	15,360	—	15,360
Video poker	—	3,908	—	3,908
Food and beverage	—	16,471	—	16,471
Other	—	7,484	—	7,484
Selling, general and administrative	1,254	42,338	1,972	45,564
Depreciation and amortization	103	24,548	—	24,651
Pre-opening expense	—	6	—	6
Development expense	1,071	140	—	1,211
Affiliate management fees	376	4,942	—	5,318
Loss on disposal of assets	—	1,770	—	1,770
Corporate expense allocation	—	1,972	(1,972)	—
Total expenses	2,804	226,045	—	228,849
INCOME (LOSS) FROM OPERATIONS	(2,804)	60,235	—	57,431
OTHER INCOME (EXPENSE):
Interest income	12	1,998	—	2,010
Interest expense, net of amounts capitalized	(22,936)	(27,471)	—	(50,407)
Loss on early retirement of debt	—	(22,475)	—	(22,475)
Income from equity investment in subsidiaries	12,287	—	(12,287)	—
Total other expense	(10,637)	(47,948)	(12,287)	(70,872)
NET INCOME (LOSS)	$(13,441)	$12,287	$(12,287)	$(13,441)

	Year Ended December 31, 2008
	Parent Issuers (1)	Subsidiary Guarantors (2)	Consolidating Adjustments	Consolidated

REVENUES:
Casino	$—	$227,269	$—	$227,269
Racing	—	17,986	—	17,986
Video poker	—	5,901	—	5,901
Food and beverage	—	16,767	—	16,767
Other	—	11,809	—	11,809
Less promotional allowances	—	(20,579)	—	(20,579)
Total net revenues	—	259,153	—	259,153
EXPENSES:
Casino	—	97,421	—	97,421
Racing	—	15,739	—	15,739
Video poker	—	4,349	—	4,349
Food and beverage	—	13,174	—	13,174
Other	—	7,564	—	7,564
Selling, general and administrative	105	36,434	(1,882)	34,657
Depreciation and amortization	57	20,077	—	20,134
Pre-opening expense	—	785	—	785
Development expense	—	(922)	—	(922)
Impairment on asset held for sale	—	831	—	831
Affiliate management fees	334	5,067	—	5,401
Loss on disposal of assets	—	95	—	95
Corporate expense allocation	—	(1,882)	1,882	—
Total expenses	496	198,732	—	199,228
INCOME (LOSS) FROM OPERATIONS	(496)	60,421	—	59,925
OTHER INCOME (EXPENSE):
Interest income	69	2,396	—	2,465
Interest expense, net of amounts capitalized	—	(39,634)	—	(39,634)
Income from equity investment in subsidiaries	23,183	—	(23,183)	—
Total other expense	23,252	(37,238)	(23,183)	(37,169)
NET INCOME	$22,756	$23,183	$(23,183)	$22,756

CONSOLIDATING STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31, 2010
	Parent Issuers (1)	Subsidiary Guarantors (2)	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,482	$63,481	$(63,481)	$3,482
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	174	29,239	—	29,413
Non-cash interest	3,638	623	—	4,261
Loss from equity affiliate	—	29	—	29
Non-cash equity based and other compensation	486	—	—	486
Corporate expense allocation	(4,773)	4,773	—	—
Loss on disposal of assets	—	184	—	184
Income from equity investment in subsidiaries	(63,481)	—	63,481	—
Changes in operating assets and liabilities:
Restricted cash — purse settlements	—	222	—	222
Receivables	15	824	—	839
Receivables from affiliates	37	(114)	—	(77)
Inventories	—	70	—	70
Prepaid expenses and other assets	(67)	410	—	343
Payables	(48)	(177)	—	(225)
Accrued expenses	(711)	(1,321)	—	(2,032)
Payable to affiliates	—	377	—	377
Net cash flows from operating activities	(61,248)	98,620	—	37,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(348)	—	—	(348)
Advances under note receivable to related party	—	(2,300)		(2,300)
Proceeds from note receivable to related party	—	29	—	29
Business acquisition and licensing costs	(25,000)	(429)	—	(25,429)
Construction project development costs	—	(8,268)	—	(8,268)
Purchase of property and equipment	(586)	(6,376)	—	(6,962)
Proceeds from sale of property and equipment	—	169	—	169
Net cash flows from investing activities	(25,934)	(17,175)	—	(43,109)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(756)	—	—	(756)
Principal payments on debt	(4)	(2,171)	—	(2,175)
Proceeds from senior credit facilities	27,500	—	—	27,500
Payments on senior credit facilities	(24,000)	—	—	(24,000)
Loan to owner	(10)	—	—	(10)
Proceeds from repayment of loan by owner	1,733	—		1,733
Member contributions (distributions)	74,704	(86,146)	—	(11,442)
Net cash flows from financing activities	79,167	(88,317)	—	(9,150)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,015)	(6,872)	—	(14,887)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,078	26,459	—	34,537
CASH AND CASH EQUIVALENTS AT END OF YEAR	$63	$19,587	$—	$19,650

	Year Ended December 31, 2009
	Parent Issuers (1)	Subsidiary Guarantors (2)	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,441)	$12,287	$(12,287)	$(13,441)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	103	24,548	—	24,651
Non-cash interest	1,394	3,778	—	5,172
Loss on early retirement of debt	—	22,475	—	22,475
Non-cash equity based and other compensation	(2,037)	—	—	(2,037)
Corporate expense allocation	(1,972)	1,972	—	—
Loss on disposal of assets	—	1,770	—	1,770
Income from equity investment in subsidiaries	(12,287)	—	12,287	—
Changes in operating assets and liabilities, excluding affects of acquisition:
Restricted cash — purse settlements	—	613	—	613
Receivables	(26)	(110)	—	(136)
Receivables from affiliates	(32)	263	—	231
Inventories	—	(280)	—	(280)
Prepaid expenses and other assets	(20)	2,461	—	2,441
Payables	1	(3,283)	—	(3,282)
Accrued expenses	21,956	(7,253)	—	14,703
Payable to affiliates	—	(3,077)	—	(3,077)
Net cash flows from operating activities	(6,361)	56,164	—	49,803
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(387)	—	—	(387)
Purchase of investments	—	(700)	—	(700)
Business acquisition and licensing costs	—	(104,626)	—	(104,626)
Construction project development costs	—	(22,574)	—	(22,574)
Purchase of property and equipment	(286)	(7,010)	—	(7,296)
Proceeds from sale of property and equipment	—	690	—	690
Net cash flows from investing activities	(673)	(134,220)	—	(134,893)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(16,675)	(9)	—	(16,684)
Principal payments on debt	—	(394,377)	—	(394,377)
Proceeds from senior notes	531,537	—	—	531,537
Proceeds from senior credit facilities	—	29,700	—	29,700
Payments on senior credit facilities	—	(60,200)	—	(60,200)
Loan to owner	(1,723)	—	—	(1,723)
Member contributions (distributions)	(497,989)	490,658	—	(7,331)
Net cash flows from financing activities	15,150	65,772	—	80,922
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,116	(12,284)	—	(4,168)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(38)	38,743	—	38,705
CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,078	$26,459	$—	$34,537

	Year Ended December 31, 2008
	Parent Issuers (1)	Subsidiary Guarantors (2)	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,756	$23,183	$(23,183)	$22,756
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	57	20,077	—	20,134
Non-cash interest	—	5,232	—	5,232
Impairment of asset held for sale	—	831	—	831
Non-cash equity based and other compensation	(6,225)	—	—	(6,225)
Corporate expense allocation	1,882	(1,882)		—
Loss on disposal of assets	—	95	—	95
Non-cash charitable contributions	—	(1,072)	—	(1,072)
Income from equity investment in subsidiaries	(23,183)	—	23,183
Changes in operating assets and liabilities:
Restricted cash — purse settlements	—	(111)	—	(111)
Receivables	(1)	1,078	—	1,077
Receivables from affiliates	(5)	(266)	—	(271)
Inventories	—	(288)	—	(288)
Prepaid expenses and other assets	(6)	(1,304)	—	(1,310)
Payables	38	1,424	—	1,462
Accrued expenses	183	(1,753)	—	(1,570)
Payable to affiliates	—	(346)	—	(346)
Net cash flows from operating activities	(4,504)	44,898	—	40,394
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(7)	—	—	(7)
Business acquisition and licensing costs	—	(1,493)	—	(1,493)
Construction project development costs	—	(63,558)	—	(63,558)
Purchase of property and equipment	(369)	(5,329)	—	(5,698)
Proceeds from sale of property and equipment	—	3,155	—	3,155
Net cash flows from investing activities	(376)	(67,225)	—	(67,601)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(1,432)	—	(1,432)
Principal payments on debt	—	(9,178)	—	(9,178)
Proceeds from senior credit facilities	—	42,500	—	42,500
Payments on senior credit facilities	—	(12,000)	—	(12,000)
Proceeds from term loan	—	8,000	—	8,000
Member contributions (distributions)	(7,066)	2,988	—	(4,078)
Net cash flows from financing activities	(7,066)	30,878	—	23,812
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,946)	8,551	—	(3,395)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,908	30,192	—	42,100
CASH AND CASH EQUIVALENTS AT END OF YEAR	$(38)	$38,743	$—	$38,705
________________________________________

(1)	Includes PGL and PGC as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008.
(2)
Includes DJL, DJW and EVD as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008.  Includes ABC as of December 31, 2010 and 2009 and for the year ended December 31, 2010 and the period October 22, 2009 (date of acquisition) through December 31, 2009.  Subsidiary guarantor KSC had no assets or operations for any of the periods presented.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

PENINSULA GAMING, LLC
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year

Year ended December 31, 2010:
Allowance for doubtful accounts	$40	$54	$(6)	$88
Year ended December 31, 2009:
Allowance for doubtful accounts	$17	$42	$(19)	$40
Year ended December 31, 2008:
Allowance for doubtful accounts	$32	$70	$(85)	$17
_________________
(1)           Amounts written off.

  S-1