Form 10-Q
period 2011-03-31
PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2011-05-16
CIK 1235662, 1299109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

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

PENINSULA GAMING, LLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)
	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,970	$19,650
Restricted cash—purse settlements	8,596	4,178
Accounts receivable, net	1,478	1,466
Receivables from affiliates	77	117
Inventories	1,439	1,450
Prepaid expenses and other assets	4,104	4,825
Total current assets	131,664	31,686
PROPERTY AND EQUIPMENT, NET	293,079	271,881
OTHER ASSETS:
Deferred financing costs, net of amortization of $7,150 and $6,342, respectively	29,695	23,536
Goodwill	85,308	85,308
Licenses and other intangibles	106,586	78,403
Deposits and other assets	5,957	30,684
Investment available for sale	18,315	18,307
Total other assets	245,861	236,238
TOTAL	$670,604	$539,805

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,836	$3,598
Construction payable	4,465	-
Purse settlement payable	10,323	5,803
Accrued payroll and payroll taxes	6,558	6,417
Accrued interest	8,435	20,137
Other accrued expenses	11,205	13,306
Payable to affiliates	695	667
Current maturities of long-term debt and leases	1,663	1,643
Total current liabilities	47,180	51,571

LONG-TERM LIABILITIES:
8 3/8% senior secured notes, net of discount	319,608	235,535
10 3/4% senior notes, net of discount	352,104	297,997
Senior secured credit facilities	-	3,500
Term loan	3,146	3,567
Notes and leases payable, net of discount	27	28
Obligation under Minimum Assessment Agreement	18,471	18,523
Other liabilities	944	953
Total long-term liabilities	694,300	560,103
Total liabilities	741,480	611,674

COMMITMENTS AND CONTINGENCIES (Note 6)
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(83,216)	(84,254)
Accumulated other comprehensive income	3,340	3,385
Total member’s deficit	(70,876)	(71,869)
TOTAL	$670,604	$539,805

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
REVENUES:
Casino	$75,568	$73,919
Racing	2,423	2,522
Video poker	1,466	1,187
Food and beverage	6,508	6,399
Other	3,739	2,780
Less promotional allowances	(9,303)	(8,806)
Total net revenues	80,401	78,001

EXPENSES:
Casino	30,873	30,608
Racing	2,462	2,441
Video poker	1,128	879
Food and beverage	4,099	3,981
Other	1,952	1,698
Selling, general and administrative	14,144	13,444
Depreciation and amortization	7,222	7,367
Pre-opening expense	1,057	10
Development expense	-	48
Affiliate management fees	1,540	1,435
Loss on disposal of assets	34	9
Total expenses	64,511	61,920

INCOME FROM OPERATIONS	15,890	16,081

OTHER INCOME (EXPENSE):
Interest income	600	539
Interest expense, net of amounts capitalized	(16,581)	(14,855)
Loss from equity affiliate	(37)	-
Total other expense	(16,018)	(14,316)

NET INCOME (LOSS)	$(128)	$1,765

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	COMMON MEMBER'S INTEREST	ACCUMU-LATED DEFICIT	ACCUMU-LATED OTHER COMPRE-HENSIVE INCOME	TOTAL MEMBER'S DEFICIT	COMPREHENSIVE LOSS

BALANCE, DECEMBER 31, 2010	$9,000	$(84,254)	$3,385	$(71,869)
Net loss		(128)		(128)	$(128)
Unrealized loss on available for sale security			(45)	(45)	(45)
Member contributions		4,291		4,291
Member distributions		(3,125)		(3,125)
Comprehensive loss					$(173)
BALANCE, MARCH 31, 2011	$9,000	$(83,216)	$3,340	$(70,876)

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(128)	$1,765
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	7,222	7,367
Non-cash interest	888	1,280
Loss from equity affiliate	37	-
Non-cash compensation	154	109
Loss on disposal of assets	34	9
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(4,418)	(4,371)
Receivables	(12)	(84)
Receivables from affiliates	40	-
Inventories	11	11
Prepaid expenses and other assets	939	428
Payables	4,468	4,664
Accrued expenses	(12,645)	(14,301)
Payable to affiliates	28	-
Net cash flows from operating activities	(3,382)	(3,123)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(191)	(159)
Business acquisition and licensing costs	(2,639)	(111)
Construction project development costs	(17,478)	(5,137)
Purchase of property and equipment	(4,299)	(2,636)
Proceeds from sale of property and equipment	51	94
Net cash flows from investing activities	(24,556)	(7,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(6,715)	(333)
Principal payments on debt	(402)	(603)
Proceeds from senior notes	138,000	-
Proceeds from senior secured credit facilities	-	8,000
Payments on senior secured credit facilities	(3,500)	(8,000)
Loan to owner	-	(10)
Member distributions	(3,125)	(663)
Net cash flows from financing activities	124,258	(1,609)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96,320	(12,681)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,650	34,537
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$115,970	$21,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$26,887	$28,061
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Property and equipment acquired, but not paid	$4,309	$3,688
Property and equipment acquired in exchange for obligation under Minimum Assessment Agreement	508	-
Unrealized (loss) gain on investment available for sale	(45)	3,775
Property contributions from parent	3,803	-
Gaming license contribution from parent	43	-
Prepaid expense contribution from parent	291	-
Deferred financing costs incurred, but not paid	252	-
Gaming license acquired, but not paid	567	-

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            1. Organization and Basis of Presentation

 Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company, is a casino entertainment holding company with gaming operations in local markets in Iowa and Louisiana. PGL’s wholly owned subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo casino in Dubuque, Iowa; (ii) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), that owns and operates the Diamond Jo casino in Worth County, Iowa;  (iii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and five off-track betting (“OTB”) parlors in Louisiana; (iv) Belle of Orleans, L.L.C., a Louisiana limited liability company (“ABC”), that owns and operates the Amelia Belle Casino in Amelia, Louisiana; and (v) Kansas Star Casino, LLC, a Kansas limited liability company (“KSC”), formed to own and operate the Kansas Star Casino, Hotel and Event Center (“Kansas Star”) which is currently under development; and (vi) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations.  The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).

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

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.

Kansas Star Developments

On January 14, 2011, PGP’s Contract to Serve as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery (“Kansas Management Contract”) was approved by the Kansas Racing and Gaming Commission (“KRGC”) and upon such approval, became effective and was then assigned to KSC. In March 2011, KSC purchased two parcels of land in Mulvane, Kansas totaling approximately 202 acres on which the Kansas Star will be developed. This land effectively gives the Company all the land needed to develop the Kansas Star facility in compliance with the terms of the Kansas Management Contract.  In March 2011, KSC broke ground on the Kansas Star development.

We plan on completing construction of the Kansas Star in two phases. The first phase of the project is expected to include 1,500 slot machines, 42 table games, 10 poker tables, 150 hotel rooms in a third party operated hotel, approximately 2,700 parking spaces, a 250-seat buffet, a 140-seat steakhouse, a sports bar, a two outlet food court, and a 177,000 square foot indoor event center. While the first phase of the project is not expected to be completed until January 2013, KSC plans to begin operating 1,310 slots machines and 32 table games within the event center by January 2012 pending completion of the first phase of the project.  The second phase of the project is expected to include an additional 500 slot machines (thus expanding the total to 2,000 slot machines), an additional 8 table games (bringing the total to 50 table games), the development of an equine complex that includes multiple arenas and barn facilities, parking for 80 recreational vehicles, and 150 additional hotel rooms (bringing the total to 300 rooms). The second phase is scheduled for completion by January 2015.

The current budget for the Kansas Star project is approximately $314.1 million (excluding capitalized interest which is estimated to be approximately $8 million) compared to our preliminary estimate of $295.5 million (excluding capitalized interest) as of December 31, 2010.  We expect such increase to be offset by approximately $12 to $14 million from the City of Mulvane, Kansas (“Mulvane”) issuance of general obligation bonds as described below related to offsite utilities.  Total cost to open the interim casino is expected to be approximately $184.2 million compared to the preliminary estimate of $153.7 million as of December 31, 2010.  This increase in cost is primarily due to enhancements to the gaming floor layout and amenities and the addition of a concourse level to the event center, which were added to provide a better entertainment experience for our guests during the initial phase of the project, as well as an increase in off-site improvements which are expected to be financed by Mulvane as discussed further below.  The remaining budget for the first phase of the project is approximately $82.2 million, including approximately $20.0 million to complete the initial 150 hotel rooms of the third party developed hotel, compared to the preliminary estimate of $76.6 million as of December 31, 2010.  The increase in cost related to the completion of the first phase is primarily due to the decision to construct the shell of the building that will house the phase two casino floor expansion during the first phase, which is expected to reduce the overall cost of the project.  The second phase of the Kansas Star project is budgeted at $47.7 million, including an approximate $19.1 million expansion to the third party developed hotel to increase the number of rooms from 150 to 300, compared to our preliminary estimate of $65.2 million as of December 31, 2010.

The Company plans to finance the remaining costs of the project with (i) cash on hand (which includes proceeds from the senior notes offerings completed during the quarter as discussed in Note 4), (ii) anticipated slot vendor and equipment financing of approximately $41.4 million (which are permitted borrowings under the Company’s existing debt agreements), (iii) cash flow from operations and (iv) if necessary, availability under the PGL Credit Facility (as defined below). Further, the Company has executed a term sheet and expects to enter into an agreement with a third party hotel developer/operator to separately build, finance, and operate a hotel, although no assurances can be given that the Company will obtain such slot vendor and equipment financing or enter into a separate hotel agreement to provide for the construction, financing, development and operation of a hotel.

KSC has entered into a Development Agreement with Mulvane related to the provision of water, sewer, and electrical utilities to the Kansas Star site.  This agreement sets forth certain parameters governing the use of public financing for the provision of such utilities, through the issuance of general obligation bonds by Mulvane, paid for through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to Mulvane’s obligations under the general obligation bonds.  To date, KSC is utilizing public financing for approximately $4.1 million of sewer and water utilities improvements, and anticipates that it may utilize public financing for an additional $8 million to $10 million worth of utility improvements.

On March 23, 2011, KSC and Conlon Construction Co. (“Conlon”) executed an AIA A133-2009 Agreement Between Owner and Construction Manager as Constructor (the “GMP Contract”).  The GMP Contract provides that Conlon will act as Construction Manager for the construction of the Kansas Star project, and that the project will be completed on a “cost of work plus a fee” basis, with a guaranteed maximum price (the “GMP Amount”), and on a designated construction completion schedule.

The GMP Contract effectively limits the total cost of the project to the designated GMP Amount, and imposes financial penalties, including liquidated damages for failing to complete construction by the dates set forth in the Kansas Management Contract.  The GMP Contract provides that Conlon will prepare a preliminary GMP Amount based on Conlon’s estimate of the cost of work, including contingencies, and Conlon’s management fee for each phase of the project.  The final GMP Amount for Phase 1A of the project is expected to be agreed to between KSC and Conlon by the end of the third quarter of 2011.   The GMP Amount for future phases of the project will be established by the parties as the development of the project proceeds.  If the total cost of the project falls below the GMP Amount, certain of the cost savings will be shared 60%/40% between KSC and Conlon, respectively. The GMP Amount is subject to amendment by change orders approved by KSC and the dates for completion of construction may be adjusted as a result of the occurrence of certain events, including force majeure.

The GMP Contract also contains other customary provisions, including provisions relating to the scope of work and responsibilities of the parties, termination, compensation and payment calculations and schedules, indemnification, insurance and bond requirements, dispute resolution and assignment of contract.

          2. Summary of Significant Accounting Policies

Capitalized Interest— The Company capitalizes interest costs associated with significant construction projects. The Company capitalizes interest on amounts expended on significant construction projects at the average cost of borrowed money. The Company capitalized $0.1 million during the three months ended March 31, 2011 related to the development project at KSC.  There was no interest capitalized during the three months ended March 31, 2010.

Deferred Financing Costs— Costs associated with the issuance of financing agreements have been deferred and are being amortized over the life of the related instrument/agreement using the effective interest method. During the three months ended March 31, 2011, the Company deferred additional costs of $5.5 million related to the $80.0 million tack on offering to its 8 3/8% Senior Secured Notes due 2015 (the “PGL Secured Notes”) consummated on February 9, 2011 and $50.0 million tack on offering to its 10 3/4% Senior Unsecured Notes due 2017 (the “PGL Unsecured Notes” and, together with the PGL Secured Notes, the “PGL Notes”) consummated on February 1, 2011.  During the three months ended March 31, 2011, the Company also deferred additional costs of $1.5 million under the amended and restated loan and security agreement entered into by PGL, DJL, EVD, ABC, DJW and KSC (collectively, the “Borrowers”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”) as the arranger and agent on October 22, 2009 (“PGL Credit Facility”) due to the Second Amendment to the Amended and Restated Loan and Security Agreement executed on February 2, 2011 (the “Second Amendment”).

Goodwill and Licenses and Other Intangible Assets— There were no changes in the carrying amount of goodwill during the three months ended March 31, 2011.   Licenses and other intangibles are summarized as follows (in thousands):

	March 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,690	$-	$72,690
Kansas Management Contract	28,135	-	28,135
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(302)	1,833
Customer relationships and customer list	242	(76)	166
Total	$106,964	$(378)	$106,586

	December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,575	$-	$72,575
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(249)	1,886
Customer relationships and customer list	242	(62)	180
Total	$78,714	$(311)	$78,403

Amortization expense for intangible assets for each of the three months ended March 31, 2011 and 2010 was $0.1 million.  Annual amortization expense for intangible assets is expected to be $0.3 million for 2011 and $0.2 million per year for 2012 through 2015.

During the three months ended March 31, 2011, KSC recorded $28.1 million as an indefinite life intangible asset which includes (i) the $25.0 million privilege fee paid to the State of Kansas and (ii) $3.1 million of additional fees owed to KRGC upon approval of the Kansas Management Contract.

Deposits— At December 31, 2010, included in Deposits and other assets was a $25.0 million deposit related to the refundable privilege fee paid to the State of Kansas.  Upon approval of the Kansas Management Contract the $25.0 million privilege fee was no longer refundable.  As such, the $25.0 million has been included as a cost of the gaming license at KSC and is included in Licenses and other intangibles as of March 31, 2011.

Pre-opening Expense—Costs associated with start-up activities for new or expanded operations are expensed as incurred.
For the three months ended March 31, 2011, the Company incurred $1.1 million of start-up costs related to the development project at KSC.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the fair value of DJW’s investment in $23.0 million in aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”), the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets, and the estimated liabilities for slot club awards.

Recently Issued Accounting Standards— In April 2010, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the accounting for casino base jackpot liabilities.  The Company adopted this guidance in the first quarter of 2011 with no impact to the Company’s financial statements.

3. Property and Equipment

Property and equipment at March 31, 2011 and December 31, 2010 is summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Land and land improvements	$19,757	$19,748
Buildings, riverboat and improvements	255,352	254,754
Furniture, fixtures and equipment	104,079	101,046
Computer equipment	13,091	12,988
Vehicles	775	775
Construction in progress	25,843	1,702
Subtotal	418,897	391,013
Accumulated depreciation	(125,818)	(119,132)
Property and equipment, net	$293,079	$271,881

Depreciation expense during the three months ended March 31, 2011 and 2010 was $7.2 million and $7.3 million, respectively.

4. Debt

Long-term debt consists of the following (in thousands):

	March 31, 2011		December 31, 2010
8 3/8% senior secured notes due August 15, 2015, net of discount of $392 and $4,465, respectively, secured by substantially all the assets of the Company and its subsidiaries and the equity of the Company	$319,608		$235,535
10 3/4% senior unsecured notes due August 15, 2017, net of discount of $2,896 and $7,003, respectively	352,104		297,997
$50,000 revolving line of credit under a loan and security agreement of PGL, DJL, EVD, ABC, DJW and KSC with Wells Fargo, interest rate at prime plus a margin of 2.5% with a floor of 6.0% (rate of 6.0% at March 31, 2011 and December 31, 2010), maturing January 15, 2015, secured by substantially all assets of PGL, DJL, EVD, ABC, DJW and KSC and is guaranteed up to $5.0 million by the Company’s Chief Executive Officer		-	3,500
Term loan under a loan and security agreement of PGL, DJL and EVD with American Trust & Savings Bank, interest rate at 6.5%, due in installments through December 1, 2013, secured by certain assets of DJL	4,788		5,183
Notes payable and capital lease obligations, interest rates at 6.4% - 14.4%, due 2011 – 2015	48		55
Total debt	676,548		542,270
Less current portion	(1,663)		(1,643)
Total long term debt	$674,885		$540,627

Principal maturities of debt (excluding discount and debt repaid during the period January 1, 2011 through March 31, 2011) for the Company, for each of the years ending December 31 listed below have been updated to include: (1) the $50.0 million PGL Unsecured Notes tack-on issuance; (2) the $80.0 million PGL Secured Notes tack-on issuance; and (3) the Second Amendment under the PGL Credit Facility as discussed below.  Such maturities are summarized as follows (in thousands):

2011	$1,643
2012	1,733
2013	1,850
2014	9
2015	323,503
Thereafter	355,000
$683,738

PGL Notes

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

PGL Credit Facility

On January 31, 2011, the Borrowers under the PGL Credit Facility and Wells Fargo executed a Consent agreement that permitted KSC to join the PGL Credit Facility as a Borrower.

On February 2, 2011, the Borrowers under the PGL Credit Facility and Wells Fargo executed the Second Amendment which, among other things, (i) permits the issuance of up to $80.0 million in aggregate principal amount of additional PGL Secured Notes, (ii) provides for a reduction in the maximum revolver amount under the facility from $58.5 million to $50.0 million, (iii) extends the maturity date of the facility from January 15, 2014 to January 15, 2015, and (iv) permits certain capital expenditures in connection with the development of the Kansas Star.

On May 11, 2011, the Borrowers under the PGL Credit Facility and Wells Fargo executed the Third Amendment to Amended and Restated Loan and Security Agreement which increased the limit on issued and outstanding letters of credit allowed under the PGL Credit Facility from $10.0 million to $25.0 million.

As of March 31, 2011, the Company had no outstanding advances under the PGL Credit Facility. In addition, as of March 31, 2011, the Company had outstanding letters of credit under the PGL Credit Facility of $1.7 million resulting in available borrowings thereunder of $48.3 million.

 Compliance

As of March 31, 2011, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness.

5. Fair Value Measurements

Under GAAP, certain assets and liabilities must be measured at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company had one financial instrument that must be measured at fair value in the financial statements, an investment available for sale. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

The Company had no Level 1 or Level 2 financial instruments at March 31, 2011 and December 31, 2010. The Company had one Level 3 financial instrument at March 31, 2011 and December 31, 2010.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s Level 3 financial asset that is required to be measured at fair value as of March 31, 2011 and December 31, 2010, which is classified as “Investment available for sale” in the balance sheets ($0.3 million is classified in Prepaid and other assets at March 31, 2011 and December 31, 2010) (in thousands):

	Total Carrying Value at March 31, 2011	Fair Value Measurements at March 31, 2011	Total Carrying Value at December 31, 2010	Fair Value Measurements at December 31, 2010
Investment available for sale	$18,600	$18,600	$18,592	$18,592

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	Investment available for sale	Investment available for sale
Balance at beginning of the year	$18,592	$14,741
Total gains (losses) (realized or unrealized):
Included in earnings	53	47
Included in other comprehensive income (loss)	(45)	3,775
Transfers in or out of Level 3	-	-
Purchases, sales, issuances and settlements	-	-
Ending balance at March 31, 2011 and 2010	$18,600	$18,563

	Included in interest income	Included in interest income
Gains included in earnings attributable to the change in unrealized gains relating to assets still held at the reporting date	$53	$47

            6. Commitments and Contingencies
Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as sole manager of the Company and as members of PGP, respectively.

On May 13, 2011, the State of Iowa moved "in the interest of justice" to dismiss misdemeanor charges filed against PGP, its Chief Executive Officer and Chief Operating Officer for alleged violations of State of Iowa campaign contribution laws. The Court approved the motion and ordered the complete dismissal of all charges.

Neither the Company nor its subsidiaries are parties to any pending or probable legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Kansas Management Contract contractually obligates KSC to open certain phases of the project by certain specified dates. With certain exceptions, the interim gaming facility must open for business no later than February 14, 2012, while the permanent gaming facility must be completed by January 14, 2013, and the entire construction project (as set forth in the contract) must be completed no later than January 14, 2015. In addition, as of January 14, 2015, KSC is obligated to have made a minimum investment in infrastructure related to the Kansas Star development of $225.0 million, inclusive of any third party investments but exclusive of the $25.0 million privilege fee as discussed in Note 2.  See additional discussion of the Kansas Star development in Note 1.

    7. Related Party Transactions

During the three months ended March 31, 2011 and 2010, the Company distributed $3.1 million and $0.7 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members and (iii) tax, accounting, licensure, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.  During the three months ended March 31, 2011, the Company received contributions of $4.1 million from PGP primarily for land and capitalized costs related to the Kansas Star development project that were paid by PGP.

During the three months ended March 31, 2011 and 2010, the Company expensed $0.2 million and $0.1 million, respectively, as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA (an affiliate) a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 0.75% to 1.25% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.2 million in affiliate management fees payable to OEDA during each of the three months ended March 31, 2011 and 2010.

In accordance with a management services agreement between DJW and PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, DJW expensed management fees of $0.6 million during each of the three months ended March 31, 2011 and 2010.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreement, EVD, DJW and ABC must each pay the board member a fee equal to 2.5% of EVD’s, DJW’s and ABC’s earnings before interest, taxes, depreciation, amortization and charges associated with the impairment of assets, development expenses, pre-opening expenses, management and consulting fees, corporate allocations, gains or losses on the disposal of assets and extraordinary gains or losses, in each case, applicable to such period.  EVD expensed $0.2 million of affiliate management fees during each of the three months ended March 31, 2011 and 2010, respectively, related to this agreement.   DJW expensed $0.2 million of affiliate management fees during each of the three months ended March 31, 2011 and 2010, respectively, related to this agreement.  ABC expensed $0.1 million of affiliate management fees during each of the three months ended March 31, 2011 and 2010, respectively, related to this agreement.

8. Segment Information

The Company is organized around geographical areas and has five reportable segments: (1) Diamond Jo Dubuque operations, which comprise the Diamond Jo casino in Dubuque, Iowa, (2) Diamond Jo Worth operations, which comprise the Diamond Jo Worth casino operations in Northwood, Iowa, (3) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by EVD in Opelousas, Louisiana and the surrounding area, (4) Amelia Belle operations, which comprise the Amelia Belle casino in Amelia, Louisiana, and (5) Kansas Star, which will operate the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas and is currently under development.

The accounting policies for each segment are the same as those described in Note 2 above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the years ended (in thousands):
	Net Revenues From External Customers Three Months Ended March 31,
	2011	2010
Diamond Jo Dubuque	$16,757	$17,272
Diamond Jo Worth	21,585	21,185
Evangeline Downs	28,618	27,376
Amelia Belle	13,441	12,168
Total	$80,401	$78,001

	Segment Operating Earnings (1) Three Months Ended March 31,
	2011	2010
Diamond Jo Dubuque	$5,691	$5,912
Diamond Jo Worth	8,692	8,843
Evangeline Downs	8,579	7,912
Amelia Belle	4,383	3,842
Total property segment operating earnings (1)	27,345	26,509
General corporate	(2,313)	(1,559)
Total Segment operating earnings (1)	25,032	24,950
Gain on settlement (2)	711	-
Depreciation and amortization	(7,222)	(7,367)
Pre-opening expense	(1,057)	(10)
Development expense	-	(48)
Affiliate management fees	(1,540)	(1,435)
Loss on disposal of assets	(34)	(9)
Loss from equity affiliate	(37)	-
Interest income	600	539
Interest expense, net of amounts capitalized	(16,581)	(14,855)
Net (loss) income	$(128)	$1,765
_______________
(1)
Segment operating earnings is defined as net (loss) income plus depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, loss from equity affiliate and interest expense, net of amounts capitalized less interest income and gain on settlement.

(2)	“Gain on settlement” relates to a one time gain on a financial settlement with the predecessor owner of ABC during the three months ended March 31, 2011 and is included in Other revenue.

	Interest Expense, net Three Months Ended March 31,		Depreciation and Amortization Three Months Ended March 31,
	2011	2010	2011	2010
General Corporate	$(16,017)	$(14,223)	$57	$22
Diamond Jo Dubuque	(561)	(578)	2,290	2,243
Diamond Jo Worth	486	480	1,464	1,728
Evangeline Downs	88	3	1,823	1,886
Amelia Belle	1	2	1,588	1,488
Kansas Star	22	-	-	-
Total	$(15,981)	$(14,316)	$7,222	$7,367

	Total Assets
	March 31, 2011	December 31, 2010

General Corporate	$24,286	$42,581
Diamond Jo Dubuque	163,643	164,660
Diamond Jo Worth	81,453	78,733
Evangeline Downs	150,682	142,377
Amelia Belle	112,669	111,454
Kansas Star	137,871	-
Total	$670,604	$539,805

	Cash Expenditures for Additions to Long-Lived Assets
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

General corporate	$142	$23
Diamond Jo Dubuque	821	677
Diamond Jo Worth	972	640
Evangeline Downs	1,428	3,412
Amelia Belle	1,076	3,132
Kansas Star	19,977	-
Total	$24,416	$7,884

9. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s investment available for sale, note receivable and debt instruments at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Investment available for sale	$18,600	$18,600	$18,592	$18,592
Note receivable	2,620	2,348	2,536	2,302
8 3/8% senior secured notes	341,600	319,608	255,000	235,535
10 3/4% senior unsecured notes	392,275	352,104	331,688	297,997
Senior secured credit facilities	-	-	3,500	3,500
Term loan	4,788	4,788	5,183	5,183
Notes payable, capital lease obligations and other financial instruments	595	595	591	591
Obligation under Minimum Assessment Agreement	24,872	20,406	25,012	20,458

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

Future performance cannot be ensured.  Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include, but are not limited to:

·
the availability and adequacy of our cash flows to satisfy our obligations, including payment obligations under the PGL Notes and the PGL Credit Facility and additional funds required to support capital improvements, complete the Kansas Star development and pursue future development;

·	economic, competitive, demographic, business, regulatory, political and other conditions in our local and regional markets;

·	changes or developments in the laws, regulations or taxes in the gaming and horse racing industry;

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

Executive Summary

We own and operate four casinos located in Iowa and Louisiana.  In addition, we are currently developing the Kansas Star in Mulvane, Kansas.  See Note 1 to the condensed consolidated financial statements for more information on the Kansas Star development project.  Our corporate offices are located in Dubuque, Iowa.  Our current operating properties consist of:

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

Operations

While we are very excited about the current development project in Kansas, we continue to maintain our focus on our four existing operations and are pleased with the operating results of the first quarter of 2011, especially in Louisiana where we saw positive quarter over quarter growth at both of our Louisiana properties. At ABC we experienced a 4% increase in casino revenues for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  In addition, through a continued focus on staffing efficiencies and cost control, segment operating earnings increased by $0.5 million, or 14%. This increase is despite a $0.3 million increase in insurance premiums during the first quarter of 2011 compared to 2010 related to hurricane insurance.  EVD also reported period over period growth with a 4% increase in casino revenues in the first quarter of 2011 compared to 2010 due primarily to the positive effects of the hotel at the casino which opened at the end of 2010 as well as the effects of a modestly improving regional economy. Similar to ABC, a continued focus on cost controls and staffing efficiencies resulted in an increase in segment operating earnings of $0.7 million, or 8%, in the first quarter of 2011 compared to 2010.  In Iowa, DJW reported a 2% increase in casino revenue for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. However, segment operating earnings declined just under 2% due primarily to increases in direct mail and utility costs.  During the first quarter of 2011, DJL reported a 2% decline in gaming revenue.  We attribute this decline to the adverse weather that impacted far Eastern Iowa during the month of February 2011.  The positive operating results for the 1st quarter of 2011 were driven by our continuing focus on our strategy of providing a great experience for our customers at each of our facilities and pursuing capital projects with attractive returns. The Company’s increased depth of management over the past year also allows for the placement of the appropriate management team to ensure a successful development in Kansas.

Recent Developments

In January 2011, PGP’s Kansas Management Contract was approved by the KRGC and upon such approval, became effective.  The Kansas Management Contract was subsequently assigned to KSC and allows KSC to design, develop and operate the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas.

In March 2011, KSC purchased two parcels of land totaling approximately 202 acres on which the Kansas Star will be developed. This land effectively gives the Company all the land needed to develop the Kansas Star facility in compliance with the terms of the Kansas Management Contract.  In March 2011, KSC broke ground on the Kansas Star development project.  See Note 1 to the condensed consolidated financial statement for additional information on the Kansas Star project.

Also in March 2011, a third party developer and operator opened a new 60-room hotel in close proximity to our DJW casino.

On May 13, 2011, the State of Iowa moved "in the interest of justice" to dismiss misdemeanor charges filed against PGP, its Chief Executive Officer and Chief Operating Officer for alleged violations of Iowa State campaign contribution laws. The Court approved the motion and ordered the complete dismissal of all charges.

On May 14, 2011, the U.S. Army Corps of Engineers opened the Morganza Spillway, located North of Baton Rouge, Louisiana.  For risks to our business and operations regarding the opening of the Morganza Spillway see Part II Item 1A “Risk Factors”.

Results of Operations

 The following table sets forth certain information concerning our results of operations for the three months ended March 31, 2011 and 2010.

Statement of Operations Data

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net Revenues:
Diamond Jo Dubuque	$16,757	$17,272
Diamond Jo Worth	21,585	21,185
Evangeline Downs	28,618	27,376
Amelia Belle	13,441	12,168
Consolidated net revenues	$80,401	$78,001
Segment Operating Earnings:
Diamond Jo Dubuque	$5,691	$5,912
Diamond Jo Worth	8,692	8,843
Evangeline Downs	8,579	7,912
Amelia Belle	4,383	3,842
Total property segment operating earnings	27,345	26,509
General corporate	(2,313)	(1,559)
Total segment operating earnings	25,032	24,950
Gain on settlement (1)	711	-
Depreciation and amortization	(7,222)	(7,367)
Pre-opening expense	(1,057)	(10)
Development expense	-	(48)
Affiliate management fees	(1,540)	(1,435)
Loss on disposal of assets	(34)	(9)
Loss from equity affiliate	(37)	-
Interest income	600	539
Interest expense, net of amounts capitalized	(16,581)	(14,855)
Net (loss) income	$(128)	$1,765
Segment Operating Earnings Margins:
Diamond Jo Dubuque	34.0%	34.2%
Diamond Jo Worth	40.3%	41.7%
Evangeline Downs	30.0%	28.9%
Amelia Belle	32.6%	31.6%
Consolidated segment operating earnings margin	31.1%	32.0%
_______________________________

(1)	“Gain on settlement” relates to a one time gain on a financial settlement with the predecessor owner of ABC during the three months ended March 31, 2011 and is included in Other revenue.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Consolidated net revenues increased $2.4 million, or 3%, to $80.4 million for the three months ended March 31, 2011 from $78.0 million for the three months ended March 31, 2010.  DJW, EVD, and ABC reported net revenue growth of 2%, 5%, and 10%, respectively, during the first quarter of 2011 compared to the first quarter of 2010 primarily due to 2%, 4%, and 4% increases in casino revenues, respectively, while DJL reported a 3% decrease in net revenues quarter over quarter due primarily to a decline in DJL’s casino revenues of 2%. In addition, ABC recorded $0.7 million of other revenue resulting from a gain on a financial settlement with the predecessor owner of ABC which is included in Other revenue.

Casino revenues increased $1.7 million, or 2%, to $75.6 million for the three months ended March 31, 2011 from $73.9 million for the three months ended March 31, 2010.In Iowa, casino revenues were essentially flat quarter over quarter as DJW’s casino revenues increased by $0.4 million, or 2%, to $20.4 million for the three months ended March 31, 2011 from $20.0 million for the three months ended March 31, 2010 while DJL’s casino revenues decreased by $0.3 million, or 2%, to $16.6 million for the three months ended March 31, 2011 from $16.9 million for the three months ended March 31, 2010.  DJL’s casino revenue decline is primarily attributable to adverse weather during the month of February 2011 as discussed above.  In Louisiana, both properties experienced quarter over quarter growth as EVD’s casino revenues increased by $1.0 million, or 4%, to $25.0 million for the three months ended March 31, 2011 from $24.0 million for the three months ended March 31, 2010 and ABC’s casino revenues increased by $0.6 million, or 5%, to $13.6 million for the three months ended March 31, 2011 from $13.0 million for the three months ended March 31, 2010.  ABC had the impact of disruptions on the casino floor at ABC during January 2010 and February 2010 as a result of ABC’s $7.5 million casino renovation while EVD had the benefit for the first full quarter of the hotel at the casino that opened November 2010 in addition to a small recovery in the oil and gas industry in southern Louisiana.

Casino operating expenses increased 1% to $30.9 million for the three months ended March 31, 2011 from $30.6 million for the three months ended March 31, 2010 due primarily to an increase in gaming taxes as a result of an increase in casino revenues.

Promotional allowances as a percentage of casino revenues were essentially flat quarter over quarter at approximately 12% for each of the three months ended March 31, 2011 and 2010.

Racing revenues at EVD were essentially flat quarter over quarter at $2.4 million and $2.5 million, respectively, for the three months ended March 31, 2011 and 2010.  Consistent with racing revenues, racing expenses were also flat quarter over quarter at $2.4 million for each of the three months ended March 31, 2011 and 2010.

Video poker revenues at EVD increased 25% for the three months ended March 31, 2011 to $1.5 million compared to $1.2 million for the three months ended March 31, 2010 which is due primarily to $0.4 million in video poker revenues at our St. Martinville OTB where we began operating video poker machines in September 2010.  Consistent with this increase in revenues, EVD experienced an increase of $0.2 million in video poker expenses to $1.1 million for the three months ended March 31, 2011 from $0.9 million for the three months ended March 31, 2010 due primarily to its video poker operations at our St. Martinville OTB.

Food and beverage revenues were essentially flat quarter over quarter at $6.5 million and $6.4 million for the three months ended March 31, 2011 and 2010, respectively.  Consistent with flat revenues, food and beverage expenses were also flat quarter over quarter at $4.1 million and $4.0 million for the three months ended March 31, 2011 and 2010, respectively.

Other revenues increased $0.9 million to $3.7 million for the three months ended March 31, 2011 from $2.8 million for the three months ended March 31, 2010 due primarily to a $0.7 million increase at ABC resulting from a gain on a financial settlement with the predecessor owner as discussed above and a $0.2 million increase in convenience store revenues at DJW resulting from an increase in fuel prices over the first quarter of 2010.  Consistent with this increase in gasoline sales, DJW realized an increase in other expenses.

Selling, general and administrative expenses increased 5% to $14.1 million for the three months ended March 31, 2011 from $13.4 million for the three months ended March 31, 2010 due primarily to a $0.7 million increase at PGL in payroll and related expenses as a result of corporate staffing changes made to support the continued growth of the Company with the acquisition of ABC in the fourth quarter 2009 and the current development of the Kansas Star.

Depreciation and amortization expense was relatively consistent quarter over quarter at $7.2 million for the three months ended March 31, 2011 and $7.4 million for the three months ended March 31, 2010.

Affiliate management fees were $1.5 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively, and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD, DJW and ABC.

Pre-opening expenses of $1.1 million for the three months ended March 31, 2011 relate to start-up costs for the development project at KSC and consist primarily of pre-opening professional services fees, regulatory costs and payroll.

Operating income margins at DJW, EVD, and ABC increased quarter over quarter while operating income margins declined at DJL due primarily to the casino revenue growth at DJW, EVD, and ABC and the casino revenue decline at DJL as discussed above.  ABC’s operating income margin was also positively impacted by the $0.7 million gain on a financial settlement with the predecessor owner as discussed above.

Other expense, net of interest income, increased $1.7 million to $16.0 million for the three months ended March 31, 2011 from $14.3 million for the three months ended March 31, 2010 primarily due to the Company’s additional financing activities in February 2011 to support the Kansas Star development project including the $80.0 million PGL Secured Notes tack-on issuance and the $50.0 million PGL Unsecured Notes tack-on issuance.

            Our operations are subject to seasonal fluctuations. Our Iowa operations are typically weaker from November through February as a result of adverse weather conditions, and are typically stronger from March through October. Our Louisiana horse racing operations are also subject to seasonal fluctuations. Our horse racing operations are usually stronger during live racing season, which generally runs from April through December. In general, our payroll and general and administrative expenses are affected by inflation. Although inflation has not had a material effect on our business to date, we could experience more significant effects of inflation in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance increased $96.3 million to $116.0 million at March 31, 2011 from $19.7 million at December 31, 2010.

Cash flows from operating activities were a negative $3.4 million during the three months ended March 31, 2011, which is consistent with a negative $3.1 million during the three months ended March 31, 2010.  The negative cash flows from operations for both periods is primarily due to the timing of our semi-annual interest payments on our senior notes for which the Company made a $26.8 million payment (net of accrued interest received upon the issuance of the tack-on notes) and $27.8 million payment in February 2011 and 2010, respectively.

Cash flows used in investing activities during the three months ended March 31, 2011 was $24.6 million consisting primarily of (i) payments of $17.5 million related to the Kansas Star development project, (ii) payments of $2.5 million related to the Kansas Management Contract and (iii) outflows of $4.3 million primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures.  General maintenance capital expenditures are capital expenditures that relate to the replacement of or major renewals and improvements to our existing fixed assets.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.  Examples of general maintenance capital expenditures during the three months ended March 31, 2011, excluding slot machines and slot machine conversions, include improvements to our existing owned and leased buildings and improvements and the replacement of computer equipment.

Cash flows from financing activities during the three months ended March 31, 2011 of $124.3 million reflects $138.0 million in gross proceeds from the issuance of $80.0 million in aggregate principal amount of PGL Secured Notes at an issue price of 105% and the issuance of $50.0 million in aggregate principal amount of PGL Unsecured Notes at an issue price of 108% offset by (i) repayment of the $3.5 million outstanding balance on the senior credit facility as of December 31, 2010, (ii) principal payments on debt of $0.4 million, (iii) payments of deferred financing costs of $6.7 million related to the $80.0 million PGL Secured Notes tack-on issuance, the $50.0 million PGL Unsecured Notes tack-on issuance and the Second Amendment to the PGL Credit Facility and (iv) member distributions of $3.1 million.  The increase in member distributions during the three months ended March 31, 2011 over 2010 relates primarily to distributions for costs associated with the Kansas project that were incurred by PGP prior to the assigning of the Kansas Management Contract to KSC and legal fees related to the campaign contribution matter discussed in Note 6 to the condensed consolidated financial statements.

As of March 31, 2011, the Company had no outstanding advances under the PGL Credit Facility. In addition, as of March 31, 2011, the Company had outstanding letters of credit under the PGL Credit Facility of approximately $1.7 million resulting in available borrowings thereunder of $48.3 million.

     Financing Activities

Our financing activities may have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes to our financing activities during the three months ended March 31, 2011 other than that as previously disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 including (i) the issuance of $80.0 million in aggregate principal amount of PGL Secured Notes and $50.0 million in aggregate principal amount of PGL Unsecured Notes in February 2011 and (ii) the entering into of the Second Amendment to the PGL Credit Facility in February 2011.

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

   As of March 31, 2011, capital expenditures for the next 12 months, exclusive of the Kansas Star development project are expected to be approximately $9.0 million. Capital expenditures and pre-opening costs related to the Kansas Star development for the next twelve months are expected to be $104.7 million (excluding any capitalized interest, capital expenditures to be financed with anticipated slot and equipment financing by the Company and anticipated financing of the hotel and certain off-site utilities by third parties), including approximately $82.7 million for the completion of the interim facility which is expected to open in January 2012.

 The Company’s debt maturities for the next 12 months are expected to be approximately $1.7 million.  The Company’s member distributions to PGP for the next 12 months are expected to be approximately $3.1 million.

 We plan to finance the foregoing expected cash requirements with: (i) a portion of the available cash on hand (excluding amounts needed for normal operations and including the gross proceeds from the $80.0 million and $50.0 million PGL Secured Notes and PGL Unsecured Notes issuances, respectively); (ii) cash generated from operations; (iii) anticipated slot vendor and equipment financing for the Kansas Star development of $41.4 million (as allowed under our existing borrowing agreements); and (iv) if necessary, available borrowings under the PGL Credit Facility.  There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.  Further, the Company has executed a term sheet and expects to enter into an agreement with a third party hotel developer/operator to separately build, finance, and operate the $20.0 million hotel at KSC, although no assurances can be given that the Company will obtain the slot vendor and equipment financing or enter into a separate hotel agreement.

 Based on our cash on hand, expected cash flows from operations and our available sources of financing, we believe we will have adequate liquidity to (i) satisfy our current operating needs at each of our gaming properties, (ii) pay all development costs associated with the Kansas Star development as they become due and (iii) to service our outstanding indebtedness for the next 12 months.

 Our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries; (ii) the financial covenants contained in the agreements governing such indebtedness will require us to meet certain financial tests and may limit our respective abilities to borrow additional funds or to transfer funds to PGP or dispose of assets; (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) our ability to adapt to changes in the gaming or horse racing industries that affect the markets in which we operate could be limited.

CONTRACTUAL OBLIGATIONS

A table of our contractual obligations as of December 31, 2010 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes to our contractual obligations during the three months ended March 31, 2011, except under the Kansas Management Contract we are obligated to have made a minimum investment in infrastructure related to the Kansas Star development of $225.0 million by January 14, 2015, inclusive of any third party investments but exclusive of the $25.0 million privilege fee which was paid in 2010.  Phase 1A of the project is budgeted at $184.2 million and is expected to be completed by January 2012, Phase 1B is budgeted at $82.2 million and is expected to be completed by January 2013 and Phase 2 is budgeted at $47.7 million and is expected to be completed by January 2015. As of March 31, 2011, the Company has incurred $54.1 million in capitalized and start-up costs related to that project.

OFF-BALANCE SHEET TRANSACTIONS

Other than as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, cash flows, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2011.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks inherent in our financial instruments that arise from transactions entered into in the normal course of business. Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not currently utilize derivative financial instruments to hedge market risk. We also do not hold market risk sensitive financial instruments for trading purposes.

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowings under the PGL Credit Facility. As of March 31, 2011, the Company had no outstanding borrowings under the PGL Credit Facility.   We have estimated our market risk exposure using sensitivity analysis and have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $50.0 million at March 31, 2011) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.5 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate investment available for sale, note receivable and debt borrowings. Our fixed rate investment available for sale is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate note receivable and fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to a refinancing of our note receivable and future indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate investment available for sale, note receivable, and debt borrowings as of March 31, 2011 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Investment available for sale	2011 - 2037	7.5%		$ 18,600	$ 18,600	(1)
Note receivable	2011 - 2014	14.5%		2,348	2,620	(2)
8 ⅜% senior secured notes	Aug 15, 2015	8.375%		319,608	341,600	(2)
10 ¾% senior unsecured notes	Aug 15, 2017	10.75%		352,104	392,275	(2)
Senior secured credit facility	January 15, 2015	6	% (3)	-	-
Term loan	December 1, 2013	6.5%		4,788	4,788	(2)
Notes payable, capital lease obligations and other financial instruments	2011 - 2015	6.4% - 14.4%		595	595	(2)
Obligation under Minimum Assessment Agreement	2011 - 2037	8.0%		20,406	24,872	(2)
___________________
 (1)           Our investment available for sale is not traded.  The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and an estimate from an independent source of what market participants would use in pricing the bonds.  Due to the illiquid nature of the investment, changes in market risks could have a significant impact on the fair value.

(2)           Represents fair value as of March 31, 2011 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of March 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2011, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

During the three months ended March 31, 2011, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On May 13, 2011, the State of Iowa moved "in the interest of justice" to dismiss misdemeanor charges filed against PGP, its Chief Executive Officer and Chief Operating Officer for alleged violations of State of Iowa campaign contribution laws. The Court approved the motion and ordered the complete dismissal of all charges.

Neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Rising water levels on the Mississippi and Atchafalaya Rivers may have a material adverse effect on ABC's business and operations.

Due to the possibility of significant flooding from rising water levels on the Mississippi and Atchafalaya Rivers, the U.S. Army Corps of Engineers opened the Morganza Spillway, located North of Baton Rouge, Louisiana on May 14, 2011.

With the opening of the spillway, Amelia, Louisiana, the location of ABC’s riverboat casino, and the surrounding areas, are likely to be materially impacted, resulting in a serious disruption of ABC’s business, up to and potentially including, closure of the casino and significant property damage.

While ABC carries insurance for property damage and business interruption due to flooding, in the event of significant flooding, we cannot be sure that the proceeds from such insurance will be sufficient to offset the lost income at ABC or the costs of rebuilding or repairing our property.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description

10.1	Standard Form of Agreement Between Owner and Construction Manager as Constructor dated March 23, 2011 between Kansas Star Casino, LLC and Conlon Construction Co.

10.2
Third Amendment to Amended and Restated Loan Agreement, dated May 11, 2011 by and among Peninsula Gaming, LLC, Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Belle of Orleans, L.L.C., Diamond Jo Worth, LLC, and Kansas Star Casino, LLC as borrowers, the lenders that are signatories thereto and Wells Fargo Capital Finance, Inc., as the arranger and agent for the lenders.

10.3	Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement from Kansas Star Casino, LLC to Wells Fargo Capital Finance, Inc. dated May 9, 2011.

31.1	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on May 16, 2011.

PENINSULA GAMING, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Jonathan Swain
Jonathan Swain
Chief Operating Officer

PENINSULA GAMING CORP.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Jonathan Swain
Jonathan Swain
Chief Operating Officer

DIAMOND JO, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Jonathan Swain
Jonathan Swain
Chief Operating Officer

DIAMOND JO WORTH , LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Jonathan Swain
Jonathan Swain
Chief Operating Officer

THE OLD EVANGELINE DOWNS, L.L.C.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Jonathan Swain
Jonathan Swain
Chief Operating Officer

BELLE OF ORLEANS, L.L.C.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Jonathan Swain
Jonathan Swain
Chief Operating Officer