Form 10-Q
period 2011-06-30
PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2011-08-15
CIK 1235662, 1299109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

PENINSULA GAMING, LLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)
	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$120,231	$19,650
Restricted cash—purse settlements	6,022	4,178
Accounts receivable, net	3,349	1,466
Receivables from affiliates	57	117
Inventories	1,494	1,450
Prepaid expenses and other assets	6,712	4,825
Total current assets	137,865	31,686
PROPERTY AND EQUIPMENT, NET	305,801	271,881
OTHER ASSETS:
Deferred financing costs, net of amortization of $8,067 and $6,342, respectively	29,104	23,536
Goodwill	85,308	85,308
Licenses and other intangibles	106,632	78,403
Deposits and other assets	5,971	30,684
Investment available for sale	19,029	18,307
Total other assets	246,044	236,238
TOTAL	$689,710	$539,805

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,859	$3,598
Construction payable	9,759	-
Purse settlement payable	8,137	5,803
Accrued payroll and payroll taxes	6,162	6,417
Accrued interest	24,654	20,137
Other accrued expenses	12,736	13,306
Payable to affiliates	944	667
Current maturities of long-term debt and leases	1,685	1,643
Total current liabilities	68,936	51,571

LONG-TERM LIABILITIES:
8 3/8% senior secured notes, net of discount	319,619	235,535
10 3/4% senior notes, net of discount	352,175	297,997
Senior secured credit facilities	-	3,500
Term loans	2,718	3,567
Notes and leases payable, net of discount	25	28
Obligation under Minimum Assessment Agreement	18,879	18,523
Other liabilities	986	953
Total long-term liabilities	694,402	560,103
Total liabilities	763,338	611,674

COMMITMENTS AND CONTINGENCIES (Note 6)
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(86,934)	(84,254)
Accumulated other comprehensive income	4,306	3,385
Total member’s deficit	(73,628)	(71,869)
TOTAL	$689,710	$539,805

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
REVENUES:
Casino	$76,899	$75,625	$152,467	$149,544
Racing	5,491	5,343	7,914	7,865
Video poker	1,421	1,093	2,886	2,281
Food and beverage	6,863	6,804	13,372	13,202
Other	3,748	3,015	7,488	5,793
Less promotional allowances	(9,928)	(9,412)	(19,231)	(18,218)
Total net revenues	84,494	82,468	164,896	160,467

EXPENSES:
Casino	31,220	31,057	62,093	61,665
Racing	4,911	4,770	7,373	7,212
Video poker	1,172	875	2,300	1,754
Food and beverage	4,561	4,488	8,660	8,467
Other	2,756	2,171	4,709	3,869
Selling, general and administrative	14,332	13,706	28,477	27,150
Depreciation and amortization	7,142	7,459	14,363	14,826
Pre-opening expense	1,883	16	2,940	25
Development expense	-	(20)	-	28
Affiliate management fees	1,604	1,523	3,144	2,960
Loss on disposal of assets	43	29	77	38
Total expenses	69,624	66,074	134,136	127,994

INCOME FROM OPERATIONS	14,870	16,394	30,760	32,473

OTHER INCOME (EXPENSE):
Interest income	614	453	1,214	991
Interest expense, net of amounts capitalized	(17,554)	(14,900)	(34,136)	(29,755)
Loss from equity affiliate	(27)	-	(64)	-
Total other expense	(16,967)	(14,447)	(32,986)	(28,764)

NET (LOSS) INCOME	$(2,097)	$1,947	$(2,226)	$3,709

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	COMMON MEMBER'S INTEREST	ACCUMU-LATED DEFICIT	ACCUMU-LATED OTHER COMPRE-HENSIVE INCOME	TOTAL MEMBER'S DEFICIT	COMPRE-HENSIVE LOSS

BALANCE, DECEMBER 31, 2010	$9,000	$(84,254)	$3,385	$(71,869)
Net loss		(2,226)		(2,226)	$(2,226)
Unrealized gain on available for sale security			921	921	921
Member contributions		4,429		4,429
Member distributions		(4,883)		(4,883)
Comprehensive loss					$(1,305)
BALANCE, JUNE 30, 2011	$9,000	$(86,934)	$4,306	$(73,628)

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,226)	$3,709
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	14,363	14,826
Non-cash interest	1,788	2,454
Loss from equity affiliate	64	-
Non-cash compensation	292	244
Loss on disposal of assets	77	38
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(1,844)	(1,909)
Receivables	(1,883)	(2,440)
Receivables from affiliates	60	(3)
Inventories	(44)	171
Prepaid expenses and other assets	(1,634)	(1,971)
Payables	3,652	4,009
Accrued expenses	3,893	(1,164)
Payable to affiliates	277	245
Net cash flows from operating activities	16,835	18,209
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(230)	(126)
Proceeds from sale of investment	285	-
Proceeds from note receivable	30	-
Business acquisition and licensing costs	(3,320)	(222)
Construction project development costs	(28,607)	(7,310)
Purchase of property and equipment	(6,135)	(6,154)
Proceeds from sale of property and equipment	65	145
Net cash flows from investing activities	(37,912)	(13,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(7,149)	(733)
Principal payments on debt	(810)	(1,155)
Proceeds from senior notes	138,000	-
Proceeds from senior secured credit facilities	-	8,000
Payments on senior secured credit facilities	(3,500)	(8,000)
Loan to owner	-	(10)
Member distributions	(4,883)	(1,824)
Net cash flows from financing activities	121,658	(3,722)
NET INCREASE IN CASH AND CASH EQUIVALENTS	100,581	820
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,650	34,537
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,231	$35,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$26,810	$28,407
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Property and equipment acquired, but not paid	$9,854	$1,009
Property and equipment acquired in exchange for obligation under assessment agreements	1,526	-
Unrealized gain on investment available for sale	921	3,728
Property contributions from parent	3,803	-
Gaming license contribution from parent	43	-
Prepaid expense contribution from parent	291	-
Deferred financing costs incurred, but not paid	84	-

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

We plan on completing construction of the Kansas Star in two phases. The first phase of the project is expected to include 1,500 slot machines, 40 table games, 5 poker tables, 166 hotel rooms in a third party operated hotel, approximately 2,700 parking spaces, a buffet, steakhouse, deli and a 162,000 square foot indoor event center. While the first phase of the project is not expected to be completed until January 2013, KSC plans to begin operating 1,310 slots machines and 32 table games within the event center by January 2012 pending completion of the first phase of the project.  The second phase of the project is expected to include an additional 500 slot machines (thus expanding the total to 2,000 slot machines), an additional 10 table games (bringing the total to 50 table games), a sports themed bar, the development of an equine complex for events and shows that includes multiple arenas and barn facilities, parking for recreational vehicles, and 134 additional hotel rooms (bringing the total to 300 rooms). The second phase is scheduled for completion by January 2015.

The current budget for the Kansas Star project is approximately $314 million (excluding capitalized interest which is estimated to be approximately $6 million).  Total cost to open the interim casino is expected to be approximately $182 million including approximately $15.4 million to be financed by the City of Mulvane, Kansas (“Mulvane”) as described below related to offsite utilities.  The remaining cost for the first phase of the project is expected to be approximately $78 million, including approximately $20 million to complete the initial 166 hotel rooms of the third party developed hotel as discussed further below.  The second phase of the Kansas Star project is budgeted at $54 million, including an approximate $19 million expansion to the third party developed hotel to increase the number of rooms from 166 to 300.

On May 17, 2011, KSC executed an agreement with a third party hotel developer to develop the 300 room hotel at the Kansas Star.  KSC will contribute $1.0 million in cash, land, and certain site work for the project and the hotel developer will finance, construct, own and operate the hotel.

On March 7, 2011, KSC entered into a Development Agreement with Mulvane (“Mulvane Development Agreement”) related to the provision of water, sewer, and electrical utilities to the Kansas Star site.  This agreement sets forth certain parameters governing the use of public financing for the provision of such utilities, through the issuance of general obligation bonds by Mulvane, paid for through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to Mulvane’s full obligations under the general obligation bonds.  To date, KSC is utilizing public financing for approximately $15.4 million of sewer and water utilities improvements.

During the construction period of the infrastructure improvements, Mulvane will issue temporary notes whose proceeds will be used to pay for the construction costs of the improvements. Upon completion of the improvements, these temporary notes will be redeemed with proceeds from the issuance of the 15 year general obligation bonds.  As of June 30, 2011, Mulvane has issued $4.0 million of temporary notes.  All temporary notes issued by Mulvane are secured by irrevocable letters of credit issued by the Company in favor of Mulvane.  As of June 30, 2011, the Company has issued $12.8 million of letters of credit in favor of Mulvane to secure the current and future issuances of temporary notes related to the infrastructure improvements.  In addition, in July 2011 the Company issued an additional $2.6 million of letters of credit in favor of Mulvane to cover future additional temporary notes which are expected to be issued to complete the infrastructure improvements.

The Company plans to finance the remaining costs of the project with (i) cash on hand (which includes proceeds from the senior notes offerings completed during the first quarter as discussed in Note 4), (ii) slot vendor and equipment financing of approximately $41 million (which are permitted borrowings under the Company’s existing debt agreements), (iii) cash flow from operations and (iv) if necessary, availability under the PGL Credit Facility (as defined in Note 2).

On March 23, 2011, KSC and Conlon Construction Co. (“Conlon”) executed an AIA A133-2009 Agreement Between Owner and Construction Manager as Constructor (the “Phase 1A GMP Contract”).  On August 1, 2011, KSC and Conlon Construction Co. (“Conlon”) executed an AIA A133-2009 Agreement Between Owner and Construction Manager as Constructor (the “Phase 1B GMP Contract”, and, together with the Phase 1A GMP Contract, the “GMP Contracts”).  The GMP Contracts provide that Conlon will act as Construction Manager for the construction of the Kansas Star project, and that the project will be completed on a “cost of work plus a fee” basis, with a guaranteed maximum price (the “GMP Amount”), and on a designated construction completion schedule.  The GMP Contracts provide that Conlon will prepare a preliminary GMP Amount based on Conlon’s estimate of the cost of work, including contingencies, and Conlon’s management fee for each phase of the project.  The final GMP Amount for Phase 1A and Phase 1B of the project are expected to be agreed to between KSC and Conlon in the third quarter of 2011 and fourth quarter of 2011, respectively.  The GMP Amount for phase two of the project will be established by the parties as the development of the project proceeds.

The GMP Contracts effectively limits the total cost of the first phase of the project to the designated GMP Amount, and imposes financial penalties, including liquidated damages for failing to complete construction by the dates set forth in the Kansas Management Contract.  If the total cost of the project falls below the GMP Amount, certain of the cost savings will be shared 60%/40% between KSC and Conlon, respectively. The GMP Amount is subject to amendment by change orders approved by KSC and the dates for completion of construction may be adjusted as a result of the occurrence of certain events, including force majeure.

The GMP Contracts also contains other customary provisions, including provisions relating to the scope of work and responsibilities of the parties, termination, compensation and payment calculations and schedules, indemnification, insurance and bond requirements, dispute resolution and assignment of contract.

           2. Summary of Significant Accounting Policies

Capitalized Interest— The Company capitalizes interest costs associated with significant construction projects. The Company capitalizes interest on amounts expended on significant construction projects at the average cost of borrowed money. The Company capitalized $0.3 million and $0.5 million during the three and six months ended June 30, 2011, respectively, related to the development project at KSC.  There was no interest capitalized during the three and six months ended June 30, 2010.

Deferred Financing Costs— Costs associated with the issuance of financing agreements have been deferred and are being amortized over the life of the related instrument/agreement using the effective interest method. During the six months ended June 30, 2011, the Company deferred additional costs of $5.7 million related to the $80.0 million tack on offering to its 8 3/8% Senior Secured Notes due 2015 (the “PGL Secured Notes”) consummated on February 9, 2011 and $50.0 million tack on offering to its 10 3/4% Senior Unsecured Notes due 2017 (the “PGL Unsecured Notes” and, together with the PGL Secured Notes, the “PGL Notes”) consummated on February 1, 2011.  During the six months ended June 30, 2011, the Company also deferred additional costs of $1.5 million under the amended and restated loan and security agreement entered into by PGL, DJL, EVD, ABC, DJW and KSC (collectively, the “Borrowers”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”) as the arranger and agent on October 22, 2009 (“PGL Credit Facility”) due to the Second Amendment to the Amended and Restated Loan and Security Agreement executed on February 2, 2011 (the “Second Amendment”). During the six months ended June 30, 2011, the Company also deferred additional costs of $0.1 million under the KSC Term Loan as discussed in Note 4.

Goodwill and Licenses and Other Intangible Assets— There were no changes in the carrying amount of goodwill during the six months ended June 30, 2011.   Licenses and other intangibles are summarized as follows (in thousands):

	June 30, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,803	$-	$72,803
Kansas Management Contract	28,135	-	28,135
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(356)	1,779
Customer relationships and customer list	242	(89)	153
Total	$107,077	$(445)	$106,632

	December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,575	$-	$72,575
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(249)	1,886
Customer relationships and customer list	242	(62)	180
Total	$78,714	$(311)	$78,403

Amortization expense for intangible assets for each of the three months ended June 30, 2011 and 2010 was $0.1 million.  Amortization expense for intangible assets for each of the six months ended June 30, 2011 and 2010 was $0.1 million.  Annual amortization expense for intangible assets is expected to be $0.3 million for 2011 and $0.2 million per year for 2012 through 2015.

During the six months ended June 30, 2011, KSC recorded $28.1 million as an indefinite life intangible asset which includes (i) the $25.0 million privilege fee paid to the State of Kansas and (ii) $3.1 million of additional fees required to be paid to KRGC upon approval of the Kansas Management Contract.

Deposits— At December 31, 2010, included in Deposits and other assets was a $25.0 million deposit related to the refundable privilege fee paid to the State of Kansas for the Kansas Management Contract.  Upon approval of the Kansas Management Contract the $25.0 million privilege fee was no longer refundable.  As such, the $25.0 million has been included as a cost of the gaming license at KSC and is included in Licenses and other intangibles as of June 30, 2011.

Other Accrued Expenses— Under the Mulvane Development Agreement, KSC is obligated to pay for certain infrastructure improvements constructed by Mulvane ultimately through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to Mulvane’s obligations under the general obligation bonds as discussed in Note 1.  Currently, KSC is obligated to reimburse Mulvane for any funds expended from the proceeds of the temporary bonds issued by Mulvane with such payments secured by letters of credit issued by PGL.  Due to KSC’s use of the infrastructure improvements and its obligations under the letters of credit currently, and ultimately under the special assessment with Mulvane (which will repay the principal and interest on the general obligation bonds), KSC recorded a capital asset and an obligation to Mulvane to the extent proceeds from the temporary bonds were used to construct the infrastructure improvements.  As of June 30, 2011, Mulvane has incurred construction costs of approximately $1.0 million related to the infrastructure improvements and approximately $0.1 million in issue costs associated with the temporary notes.  Accordingly, KSC has recorded an obligation of $1.1 million which is included in Other accrued expenses within current liabilities as the temporary notes that were issued are due within the next twelve months.

Pre-opening Expense— Costs associated with start-up activities for new or expanded operations are expensed as incurred.
For the three and six months ended June 30, 2011, the Company incurred $1.9 million and $2.9 million of start-up costs related to the development project at KSC.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the fair value of DJW’s investment in $22.7 million in aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”), the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets, and the estimated liabilities for slot club awards.

Recently Issued Accounting Standards— In April 2010, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the accounting for casino base jackpot liabilities.  The Company adopted this guidance in the first quarter of 2011 with no impact to the Company’s financial statements.
In May 2011, the FASB amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for the Company at the beginning of January 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company's financial statements.

In June 2011, the FASB amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of January 2012, with early adoption permitted. The adoption of this guidance will not impact the Company's financial position, results of operations or cash flows and will only impact the presentation of OCI on the financial statements.

3. Property and Equipment

Property and equipment at June 30, 2011 and December 31, 2010 is summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Land and land improvements	$19,760	$19,748
Buildings, riverboat and improvements	255,996	254,754
Furniture, fixtures and equipment	104,554	101,046
Computer equipment	13,504	12,988
Vehicles	806	775
Construction in progress	43,554	1,702
Subtotal	438,174	391,013
Accumulated depreciation	(132,373)	(119,132)
Property and equipment, net	$305,801	$271,881

Depreciation expense during the three months ended June 30, 2011 and 2010 was $7.1 million and $7.4 million, respectively. Depreciation expense during the six months ended June 30, 2011 and 2010 was $14.2 million and $14.7 million, respectively.

4. Debt

Long-term debt consists of the following (in thousands):

	June 30, 2011		December 31, 2010
8 3/8% senior secured notes due August 15, 2015, net of discount of $381 and $4,465, respectively, secured by substantially all the assets of the Company and its subsidiaries and the equity of the Company	$319,619		$235,535
10 3/4% senior unsecured notes due August 15, 2017, net of discount of $2,825 and $7,003, respectively	352,175		297,997
$50,000 revolving line of credit under a loan and security agreement of PGL, DJL, EVD, ABC, DJW, and KSC with Wells Fargo, interest rate at prime plus a margin of 2.5% with a floor of 6.0% (rate of 6.0% at June 30, 2011 and December 31, 2010), maturing January 15, 2015, secured by substantially all assets of PGL, DJL, EVD, ABC, DJW, and KSC and is guaranteed up to $5.0 million by the Company’s Chief Executive Officer		-	3,500
Term loan under a loan and security agreement of PGL, DJL and EVD with American Trust & Savings Bank, interest rate at 6.5%, due in installments through December 1, 2013, secured by certain assets of DJL	4,388		5,183
Notes payable and capital lease obligations, interest rates at 6.4% - 14.4%, due 2011 – 2015	40		55
Total debt	676,222		542,270
Less current portion	(1,685)		(1,643)
Total long term debt	$674,537		$540,627

Principal maturities of debt (excluding discount and debt repaid during the period January 1, 2011 through June 30, 2011) for the Company, for each of the years ending December 31 listed below have been updated to include: (1) the $50.0 million PGL Unsecured Notes tack-on issuance; (2) the $80.0 million PGL Secured Notes tack-on issuance; and (3) the Second Amendment under the PGL Credit Facility as discussed below.  Such maturities are summarized as follows (in thousands):

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

On February 2, 2011, the Borrowers under the PGL Credit Facility and Wells Fargo executed the Second Amendment which, among other things, (i) permitted the issuance of up to $80.0 million in aggregate principal amount of additional PGL Secured Notes, (ii) provided for a reduction in the maximum revolver amount under the facility from $58.5 million to $50.0 million, (iii) extended the maturity date of the facility from January 15, 2014 to January 15, 2015, and (iv) permitted certain capital expenditures in connection with the development of the Kansas Star.

On May 11, 2011, the Borrowers under the PGL Credit Facility and Wells Fargo executed the Third Amendment to Amended and Restated Loan and Security Agreement which increased the limit on issued and outstanding letters of credit allowed under the PGL Credit Facility from $10.0 million to $25.0 million.

As of June 30, 2011, the Company had no outstanding advances under the PGL Credit Facility. In addition, as of June 30, 2011, the Company had outstanding letters of credit under the PGL Credit Facility of $14.6 million, including $12.8 million related to the construction of the infrastructure improvements by Mulvane as discussed in Note 1, resulting in available borrowings thereunder of $35.4 million.

KSC Term Loan

On June 1, 2011, PGL and KSC (collectively the “KSC FF&E Borrowers”) entered into a Loan and Security Agreement with American Trust and Savings Bank (the “KSC Term Loan”).  The KSC Term Loan allows the KSC FF&E Borrowers to request advances of up to $14.0 million during the period of June 1, 2011 through March 1, 2012 (the “Draw Down Period”) to finance the purchase of certain furniture, fixtures and equipment related to the Kansas Star development. No principal payments are due until January 1, 2012 and interest shall accrue on all advances at a rate equal to 6.5% per annum and is payable the first of each month in arrears.  Commencing on January 1, 2012 and continuing through December 1, 2016 (the “Term Period”), the FF&E Borrowers shall pay principal in equal monthly installments, plus accrued interest, with the first principal payment due on January 1, 2012. Interest during the Term Period shall be calculated at a rate of 6.5% per annum.  As of June 30, 2011, KSC had no outstanding advances under the KSC Term Loan.

Slot Vendor Financing

KSC has agreements with various slot vendors to finance approximately $22.0 million of slot machines over a period of twelve months at zero percent financing for the interim phase of the project.

 Compliance

As of June 30, 2011, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness.

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

The Company had no Level 1 or Level 2 financial instruments at June 30, 2011 and December 31, 2010. The Company had one Level 3 financial instrument at June 30, 2011 and December 31, 2010.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s Level 3 financial asset that is required to be measured at fair value as of June 30, 2011 and December 31, 2010, which is classified as “Investment available for sale” in the balance sheets ($0.3 million is classified in Prepaid and other assets at June 30, 2011 and December 31, 2010) (in thousands):

	Total Carrying Value at June 30, 2011	Fair Value Measurements at June 30, 2011	Total Carrying Value at December 31, 2010	Fair Value Measurements at December 31, 2010
Investment available for sale	$19,334	$19,334	$18,592	$18,592

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	Investment available for sale	Investment available for sale	Investment available for sale	Investment available for sale

Balance at beginning of the reporting period	$18,600	$18,563	$18,592	$14,741
Total gains (losses) (realized or unrealized):
Included in earnings	53	48	106	94
Included in other comprehensive income (loss)	966	(48)	921	3,728
Transfers in or out of Level 3	-	-	-	-
Purchases, sales, issuances and settlements:
Settlements	(285)	-	(285)	-
Ending balance at June 30, 2011 and 2010	$19,334	$18,563	19,334	$18,563

	Included in interest income	Included in interest income	Included in interest income	Included in interest income
Gains included in earnings attributable to the change in unrealized gains relating to assets still held at the reporting date	$53	$48	$106	$94

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

The Kansas Management Contract contractually obligates KSC to open certain phases of the project by certain specified dates. With certain exceptions, the interim gaming facility must open for business no later than February 14, 2012, while the permanent gaming facility must be completed by January 14, 2013, and the entire construction project (as set forth in the contract) must be completed no later than January 14, 2015. In addition, as of January 14, 2015, KSC is obligated to have made a minimum investment in infrastructure related to the Kansas Star development of $225.0 million, inclusive of any third party investments but exclusive of the $25.0 million privilege fee as discussed in Note 2.  The Company is currently on-track to meet these completion dates and financial obligations.  See additional discussion of the Kansas Star development in Note 1.

 7. Related Party Transactions

During the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, the Company distributed $1.8 million, $1.2 million, $4.9 million and $1.8 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members and (iii) tax, accounting, licensure, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.  During the six months ended June 30, 2011, the Company received contributions of $4.4 million from PGP primarily for land and capitalized costs related to the Kansas Star development project that were paid by PGP.

During the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, the Company expensed $0.1 million, $0.1 million, $0.3 million and $0.2 million, respectively, as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA (an affiliate) a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 0.75% to 1.25% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.2 million in affiliate management fees payable to OEDA during each of the three months ended June 30, 2011 and 2010 and $0.4 million in affiliate management fees payable to OEDA during each of the six months ended June 30, 2011 and 2010.

In accordance with a management services agreement between DJW and PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, DJW expensed management fees of $0.7 million during each of the three months ended June 30, 2011 and 2010 and $1.4 million and $1.3 million during the six months ended June 30, 2011 and 2010, respectively.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreement, EVD, DJW and ABC must each pay the board member a fee equal to 2.5% of EVD’s, DJW’s and ABC’s earnings before interest, taxes, depreciation, amortization and charges associated with the impairment of assets, development expenses, pre-opening expenses, management and consulting fees, corporate allocations, gains or losses on the disposal of assets and extraordinary gains or losses, in each case, applicable to such period.  EVD expensed $0.2 million of affiliate management fees during each of the three months ended June 30, 2011 and 2010 and $0.4 million of affiliate management fees during each of the six months ended June 30, 2011 and 2010, related to this agreement.   DJW expensed $0.3 million of affiliate management fees during each of the three months ended June 30, 2011 and 2010 and $0.5 million of affiliate management fees during each of the six months ended June 30, 2011 and 2010, related to this agreement.  ABC expensed $0.1 million of affiliate management fees during each of the three months ended June 30, 2011 and 2010 and $0.2 million of affiliate management fees during each of the six months ended June 30, 2011 and 2010, related to this agreement.

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

The tables below present information about reported segments as of and for the years ended (in thousands):

	Net Revenues From External Customers Three Months Ended June 30,		Net Revenues From External Customers Six Months Ended June 30,
	2011	2010	2011	2010
Diamond Jo Dubuque	$17,233	$17,192	$33,992	$34,463
Diamond Jo Worth	24,495	22,181	46,080	43,367
Evangeline Downs	31,435	30,962	60,052	58,338
Amelia Belle	11,331	12,133	24,772	24,299
Total	$84,494	$82,468	$164,896	$160,467

	Segment Operating Earnings Three Months Ended June 30, (1)		Segment Operating Earnings Six Months Ended June 30, (1)
	2011	2010	2011	2010
Diamond Jo Dubuque	$6,121	$5,829	$11,812	$11,740
Diamond Jo Worth	10,148	9,258	18,839	18,102
Evangeline Downs	8,232	8,104	16,810	16,015
Amelia Belle	3,258	3,921	7,642	7,763
Total property segment operating earnings (1)	27,759	27,112	55,103	53,620
General corporate	(2,217)	(1,711)	(4,530)	(3,270)
Total segment operating earnings (1)	25,542	25,401	50,573	50,350
Gain on settlement (2)	-	-	711	-
Depreciation and amortization	(7,142)	(7,459)	(14,363)	(14,826)
Pre-opening expense	(1,883)	(16)	(2,940)	(25)
Development expense	-	20	-	(28)
Affiliate management fees	(1,604)	(1,523)	(3,144)	(2,960)
Loss on disposal of assets	(43)	(29)	(77)	(38)
Loss from equity affiliate	(27)	-	(64)	-
Interest income	614	453	1,214	991
Interest expense, net of amounts capitalized	(17,554)	(14,900)	(34,136)	(29,755)
Net (loss) income	$(2,097)	$1,947	$(2,226)	$3,709

_______________
(1)
Segment operating earnings is defined as net (loss) income plus depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, loss from equity affiliate and interest expense, net of amounts capitalized less interest income and gain on settlement.

(2)
“Gain on settlement” relates to a one-time gain on a financial settlement with the predecessor owner of ABC during the first quarter of 2011 and is included in Other revenue for the six months ended June 30, 2011.

	Interest Expense, net Three Months Ended June 30,		Interest Expense, net Six Months Ended June 30,
	2011	2010	2011	2010
General Corporate	$(16,988)	$(14,370)	$(33,006)	$(28,594)
Diamond Jo Dubuque	(550)	(573)	(1,111)	(1,151)
Diamond Jo Worth	490	489	976	968
Evangeline Downs	94	4	181	8
Amelia Belle	3	3	4	5
Kansas Star	11	-	34	-
Total	$(16,940)	$(14,447)	$(32,922)	$(28,764)

	Depreciation and Amortization Three Months Ended June 30,		Depreciation and Amortization Six Months Ended June 30,
	2011	2010	2011	2010
General Corporate	$72	$40	$129	$62
Diamond Jo Dubuque	2,321	2,312	4,610	4,555
Diamond Jo Worth	1,373	1,557	2,837	3,285
Evangeline Downs	1,750	2,015	3,573	3,901
Amelia Belle	1,626	1,535	3,214	3,023
Total	$7,142	$7,459	$14,363	$14,826

	Total Assets
	June 30, 2011	December 31, 2010

General Corporate	$23,619	$42,581
Diamond Jo Dubuque	163,731	164,660
Diamond Jo Worth	88,737	78,733
Evangeline Downs	156,532	142,377
Amelia Belle	114,122	111,454
Kansas Star	142,969	-
Total	$689,710	$539,805

	Cash Expenditures for Additions to Long-Lived Assets
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

General corporate	$405	$581
Diamond Jo Dubuque	1,239	1,615
Diamond Jo Worth	1,245	1,501
Evangeline Downs	2,195	6,103
Amelia Belle	1,369	3,886
Kansas Star	31,609	-
Total	$38,062	$13,686

9. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, payables and current accrued expenses approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s investment available for sale, note receivable, obligation under minimum assessment agreement and debt instruments at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Investment available for sale	$19,334	$19,334	$18,592	$18,592
Note receivable	2,583	2,365	2,536	2,302
8 3/8% senior secured notes	338,400	319,619	255,000	235,535
10 3/4% senior unsecured notes	388,725	352,175	331,688	297,997
Senior secured credit facility	-	-	3,500	3,500
Term loans	4,388	4,388	5,183	5,183
Notes payable, capital lease obligations and other financial instruments	497	497	591	591
Obligation under Minimum Assessment Agreement	26,778	20,814	25,012	20,458

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

While we are very excited about the current development project in Kansas, we continue to maintain our focus on our four existing operations and are pleased with the operating results of the second quarter of 2011, especially in Iowa where we saw positive quarter over quarter segment operating earnings growth of 10% and 5% in Worth County and Dubuque, respectively. In addition, Evangeline Downs showed a modest 2% increase in segment operating earnings over the prior year.  At Amelia we were negatively impacted by the imminent threat of severe flooding with the opening of the Morganza Spillway in May 2011.  While Amelia was not directly impacted with the flooding, the heavily publicized threat of the magnitude of the flooding had a negative impact on revenues.  This threat, along with a still weak economy in southern Louisiana and the impact of additional hurricane insurance coverage late in the second quarter of 2010, resulted in a 17% decline in segment operating earnings compared to the second quarter of 2010.

Recent Developments

In January 2011, PGP’s Kansas Management Contract was approved by the KRGC and upon such approval, became effective.  The Kansas Management Contract was subsequently assigned to KSC and allows KSC to design, develop, and operate the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas.

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

On May 13, 2011, the State of Iowa moved "in the interest of justice" to dismiss misdemeanor charges filed against PGP, its Chief Executive Officer and Chief Operating Officer for alleged violations of Iowa State campaign contribution laws. The Polk County District Court approved the motion and ordered the complete dismissal of all charges.

Results of Operations

 The following table sets forth certain information concerning our results of operations for the three and six months ended June 30, 2011 and 2010.

Statement of Operations Data
(Dollars in Thousands)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Net Revenues:
Diamond Jo Dubuque	$17,233	$17,192	$33,992	$34,463
Diamond Jo Worth	24,495	22,181	46,080	43,367
Evangeline Downs	31,435	30,962	60,052	58,338
Amelia Belle	11,331	12,133	24,772	24,299
Consolidated net revenues	$84,494	$82,468	$164,896	$160,467
Segment Operating Earnings:
Diamond Jo Dubuque	$6,121	$5,829	$11,812	$11,740
Diamond Jo Worth	10,148	9,258	18,839	18,102
Evangeline Downs	8,232	8,104	16,810	16,015
Amelia Belle	3,258	3,921	7,642	7,763
Total property segment operating earnings	27,759	27,112	55,103	53,620
General corporate	(2,217)	(1,711)	(4,530)	(3,270)
Total segment operating earnings	25,542	25,401	50,573	50,350
Gain on settlement (1)	-	-	711	-
Depreciation and amortization	(7,142)	(7,459)	(14,363)	(14,826)
Pre-opening expense	(1,883)	(16)	(2,940)	(25)
Development expense	-	20	-	(28)
Affiliate management fees	(1,604)	(1,523)	(3,144)	(2,960)
Loss on disposal of assets	(43)	(29)	(77)	(38)
Loss from equity affiliate	(27)	-	(64)	-
Interest income	614	453	1,214	991
Interest expense, net of amounts capitalized	(17,554)	(14,900)	(34,136)	(29,755)
Net (loss) income	$(2,097)	$1,947	$(2,226)	$3,709
Segment Operating Earnings Margins:
Diamond Jo Dubuque	35.5%	33.9%	34.7%	34.1%
Diamond Jo Worth	41.4%	41.7%	40.9%	41.7%
Evangeline Downs	26.2%	26.2%	28.0%	27.5%
Amelia Belle	28.8%	32.3%	30.8%	31.9%
Consolidated segment operating earnings margin	30.2%	30.8%	30.7%	31.4%
________________________

(1)
“Gain on settlement” relates to a one-time gain on a financial settlement with the predecessor owner of ABC during the first quarter of 2011 and is included in Other revenue for the six months ended June 30, 2011.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Consolidated net revenues increased $2.0 million, or 2%, to $84.5 million for the three months ended June 30, 2011 from $82.5 million for the three months ended June 30, 2010.  DJW reported net revenue growth of 10% driven primarily by a successful outer market direct mail campaign as well as an increase in other revenues related to gasoline sales due to an increase in the price of gas and the number of gallons sold over the prior year.  Net revenues at EVD increased 2% driven primarily by an increase in video poker revenues from our new OTB in St. Martinville, Louisiana, which began video poker operations in the third quarter of 2010.  Net revenues at DJL remained flat over the prior year while net revenues at ABC declined 7% as a result of the flood threat and weak economic conditions as discussed above.

Casino revenues increased $1.3 million, or 2%, to $76.9 million for the three months ended June 30, 2011 from $75.6 million for the three months ended June 30, 2010.  In Iowa, casino revenues at DJW increased 11% as a result of the successful outer market direct mail campaign discussed above while casino revenues at DJL were down 1% as a result of a decrease in table games hold percentage over the prior year.  In Louisiana, EVD experienced a 1% increase in casino revenues while ABC saw an 8% decline based on the reasons discussed above.

Casino operating expenses increased slightly to $31.2 million for the three months ended June 30, 2011 from $31.1 million for the three months ended June 30, 2010 due primarily to an increase in gaming taxes paid as a result of an increase in casino revenues.

Promotional allowances as a percentage of casino revenues increased slightly quarter over quarter to 12.9% for the three months ended June 30, 2011 from 12.4% for the three months ended June 30, 2010 due primarily to the increase in promotional allowances at DJW related to the outer market direct mail campaign during the second quarter of 2011.

Racing revenues at EVD were up slightly quarter over quarter at $5.5 million and $5.3 million for the three months ended June 30, 2011 and 2010, respectively.  Consistent with racing revenues, racing expenses increased slightly quarter over quarter at $4.9 million and $4.8 million for the three months ended June 30, 2011 and 2010, respectively.

Video poker revenues at EVD increased 27% for the three months ended June 30, 2011 to $1.4 million compared to $1.1 million for the three months ended June 30, 2010 which is due primarily to $0.4 million in video poker revenues at our St. Martinville OTB where we began operating video poker machines in September 2010.  Consistent with this increase in revenues, EVD experienced an increase of $0.3 million in video poker expenses to $1.2 million for the three months ended June 30, 2011 from $0.9 million for the three months ended June 30, 2010 due primarily to video poker operations at our St. Martinville OTB.

Food and beverage revenues were essentially flat quarter over quarter at $6.9 million and $6.8 million for the three months ended June 30, 2011 and 2010, respectively.  Consistent with flat revenues, food and beverage expenses were also flat quarter over quarter at $4.6 million and $4.5 million for the three months ended June 30, 2011 and 2010, respectively.

Other revenues increased $0.7 million to $3.7 million for the three months ended June 30, 2011 from $3.0 million for the three months ended June 30, 2010 due primarily to a $0.6 million increase in convenience store revenues at DJW resulting from an increase in fuel prices and number of gallons sold in the second quarter of 2011 over the second quarter of 2010.  Consistent with this increase in gasoline sales, DJW realized an increase in other expenses.

Selling, general and administrative expenses increased 4% to $14.3 million for the three months ended June 30, 2011 from $13.7 million for the three months ended June 30, 2010 due primarily to a $0.4 million increase at PGL in payroll and related expenses as a result of corporate staffing changes made to support the continued growth of the Company with the acquisition of ABC in the fourth quarter 2009 and the current development of the Kansas Star.

Depreciation and amortization expense declined quarter over quarter to $7.1 million for the three months ended June 30, 2011 from $7.4 million for the three months ended June 30, 2010 due to assets reaching the end of their depreciable lives.

Affiliate management fees were $1.6 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively, and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD, DJW and ABC.

Pre-opening expenses of $1.9 million for the three months ended June 30, 2011 relate to start-up costs for the development project at KSC and consist primarily of pre-opening professional services fees, regulatory costs, and payroll.

Segment operating earnings margins for the three months ended June 30, 2011 were consistent with the three months ended June 30, 2010 at all properties except ABC which saw a decline in margins as a result of the decrease in net revenues as discussed above.

Interest expense, net of interest income, increased $2.5 million to $16.9 million for the three months ended June 30, 2011 from $14.4 million for the three months ended June 30, 2010 primarily due to the Company’s additional financing activities in February 2011 to support the Kansas Star development project including the $80.0 million PGL Secured Notes tack-on issuance and the $50.0 million PGL Unsecured Notes tack-on issuance.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Consolidated net revenues increased $4.4 million, or 3%, to $164.9 million for the six months ended June 30, 2011 from $160.5 million for the six months ended June 30, 2010.  DJW reported net revenue growth of 6% driven primarily by a successful outer market direct mail campaign during the second quarter of 2011 as well as an increase in other revenues related to gasoline sales due to an increase in the price of gas and the number of gallons sold over the prior year.  Net revenues at EVD increased 3% driven primarily by a 3% increase in casino revenues and a 26% increase in video poker revenues from our new OTB in St. Martinville, Louisiana, which began video poker operations in the third quarter of 2010.  Net revenues at DJL declined slightly primarily due to adverse weather conditions that impacted the Eastern Iowa market during the month of February 2011.  A 2% increase in net revenues at ABC is primarily attributed to $0.7 million of other revenue resulting from a gain on a financial settlement with the predecessor owner of ABC which is included in Other revenue.

Casino revenues increased $2.9 million, or 2%, to $152.5 million for the six months ended June 30, 2011 from $149.6 million for the six months ended June 30, 2010.  In Iowa, casino revenues at DJW increased 7% as a result of the successful outer market direct mail campaign during the second quarter of 2011 as discussed above while casino revenues at DJL were down 2% as a result of the adverse weather in February 2011 as discussed above and a decrease in table games drop and hold percentage over the prior year.  In Louisiana, EVD experienced a 3% increase in casino revenues while ABC saw a 2% decline which is driven by an 8% decline in the second quarter of 2011 as a result of the flood threat and weak economic conditions as discussed above.

Casino operating expenses increased 1% to $62.1 million for the six months ended June 30, 2011 from $61.7 million for the six months ended June 30, 2010 due primarily to an increase in gaming taxes paid as a result of an increase in casino revenues.

Promotional allowances as a percentage of casino revenues increased slightly to 12.6% for the six months ended June 30, 2011 from 12.2% for the six months ended June 30, 2010 due primarily to the increase in promotional allowances at DJW related to the outer market direct mail campaign during the second quarter of 2011.

Racing revenues at EVD were flat quarter over quarter at $7.9 million for the six months ended June 30, 2011 and 2010 while racing expenses increased slightly to $7.4 million for the six months ended June 30, 2011 from $7.2 million for the six months ended June 30, 2010.

Video poker revenues at EVD increased 26% for the six months ended June 30, 2011 to $2.9 million compared to $2.3 million for the six months ended June 30, 2010 which is due primarily to $0.8 million in video poker revenues at our St. Martinville OTB where we began operating video poker machines in September 2010.  Consistent with this increase in revenues, EVD experienced an increase of $0.5 million in video poker expenses to $2.3 million for the six months ended June 30, 2011 from $1.8 million for the six months ended June 30, 2010 due primarily to video poker operations at our St. Martinville OTB.

Food and beverage revenues increased slightly to $13.4 million from $13.2 million for the six months ended June 30, 2011 and 2010, respectively.  Consistent with revenues, food and beverage expenses were also up slightly to $8.7 million from $8.5 million for the six months ended June 30, 2011 and 2010, respectively.

Other revenues increased $1.7 million to $7.5 million for the six months ended June 30, 2011 from $5.8 million for the six months ended June 30, 2010 due primarily to a $0.7 million increase at ABC resulting from a gain on a financial settlement with the predecessor owner as discussed above and a $0.8 million increase in convenience store revenues at DJW resulting from an increase in fuel prices and number of gallons sold over 2010.  Consistent with this increase in gasoline sales, DJW realized an increase in other expenses.

Selling, general and administrative expenses increased 5% to $28.5 million for the six months ended June 30, 2011 from $27.2 million for the six months ended June 30, 2010 due primarily to a $1.1 million increase at PGL in payroll and related expenses as a result of corporate staffing changes made to support the continued growth of the Company with the acquisition of ABC in the fourth quarter 2009 and the current development of the Kansas Star.

Depreciation and amortization expense declined to $14.4 million for the six months ended June 30, 2011 from $14.8 million for the six months ended June 30, 2010 due to assets reaching the end of their depreciable lives.

Affiliate management fees were $3.1 million and $3.0 million for the six months ended June 30, 2011 and 2010, respectively, and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD, DJW and ABC.

Pre-opening expenses of $2.9 million for the six months ended June 30, 2011 relate to start-up costs for the development project at KSC and consist primarily of pre-opening professional services fees, regulatory costs and payroll.

Segment operating earnings margins for the six months ended June 30, 2011 were consistent with the six months ended June 30, 2010 at all properties except ABC which saw a decline in margins as a result of the decrease in net revenues as discussed above.

Interest expense, net of interest income, increased $4.1 million to $32.9 million for the six months ended June 30, 2011 from $28.8 million for the six months ended June 30, 2010 primarily due to the Company’s additional financing activities in February 2011 to support the Kansas Star development project including the $80.0 million PGL Secured Notes tack-on issuance and the $50.0 million PGL Unsecured Notes tack-on issuance.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance increased $100.6 million to $120.2 million at June 30, 2011 from $19.6 million at December 31, 2010.

Cash flows from operating activities were $16.8 million during the six months ended June 30, 2011, a decrease of $1.4 million when compared to $18.2 million during the six months ended June 30, 2010.  This decrease is primarily attributed to approximately $2.6 million of pre-opening expenses paid during the six months ended June 30, 2011 related to the Kansas Star development.

Cash flows used in investing activities during the six months ended June 30, 2011 was $37.9 million consisting primarily of (i) payments of $28.6 million related to the Kansas Star development project, (ii) payments of $3.1 million related to the Kansas Management Contract and (iii) outflows of $6.1 million primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures.  General maintenance capital expenditures are capital expenditures that relate to the replacement of or major renewals and improvements to our existing fixed assets.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.  Examples of general maintenance capital expenditures during the six months ended June 30, 2011, excluding slot machines and slot machine conversions, include improvements to our existing owned and leased buildings and improvements and the replacement of computer equipment.

Cash flows from financing activities during the six months ended June 30, 2011 of $121.7 million reflects $138.0 million in gross proceeds from the issuance of $80.0 million in aggregate principal amount of PGL Secured Notes at an issue price of 105% and the issuance of $50.0 million in aggregate principal amount of PGL Unsecured Notes at an issue price of 108% offset by (i) repayment of the $3.5 million outstanding balance on the senior credit facility as of December 31, 2010, (ii) principal payments on debt of $0.8 million, (iii) payments of deferred financing costs of $7.1 million primarily related to the $80.0 million PGL Secured Notes tack-on issuance, the $50.0 million PGL Unsecured Notes tack-on issuance and the Second Amendment to the PGL Credit Facility and (iv) member distributions of $4.9 million.  The increase in member distributions during the six months ended June 30, 2011 over the same period in 2010 relates primarily to distributions for costs associated with the Kansas project that were incurred by PGP prior to the assignment of the Kansas Management Contract to KSC and legal fees related to the campaign contribution matter discussed in Note 6 to the condensed consolidated financial statements.

As of June 30, 2011, the Company had no outstanding advances under the PGL Credit Facility. In addition, as of June 30, 2011, the Company had outstanding letters of credit under the PGL Credit Facility of $14.6 million, including $12.8 million related to the construction of the off-site utilities by the City of Mulvane as discussed in Note 1 to the financial statements, resulting in available borrowings thereunder of $35.4 million.

     Financing Activities

Our financing activities may have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes to our financing activities during the six months ended June 30, 2011 other than that as previously disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 including (i) the issuance of $80.0 million in aggregate principal amount of PGL Secured Notes and $50.0 million in aggregate principal amount of PGL Unsecured Notes in February 2011, (ii) the entering into of the Second Amendment to the PGL Credit Facility in February 2011 and (iii) the entering into of the KSC Term Loan and slot vendor financing agreements.

General

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations, (ii) available borrowings under the PGL Credit Facility and (iii) available borrowings under the KSC Term Loan. Contractual restrictions and other provisions contained in the agreements governing our consolidated indebtedness, including the PGL Credit Facility and the indentures governing the PGL Notes, limit or restrict our ability to use the funds available to us through, among other things, limitations on capital expenditures, investments, and distributions.

   As of June 30, 2011, capital expenditures for the next 12 months, exclusive of the Kansas Star development project are expected to be approximately $9.0 million. Capital expenditures and pre-opening costs related to the Kansas Star development for the next twelve months are expected to be approximately $96 million (excluding any capitalized interest, capital expenditures to be financed with slot and equipment financing by the Company and financing of the hotel and certain off-site utilities by third parties), including approximately $71 million for the completion of the interim facility which is expected to open in January 2012.

 On May 17, 2011, KSC executed an agreement with a third party hotel developer to develop the 300 room hotel at the Kansas Star.  KSC will contribute $1.0 million, land, and certain site work for the project and the hotel developer will finance, construct, own and operate the hotel.  On June 1, 2011, KSC entered into the KSC Term Loan which provides for financing of up to $14.0 million of furniture, fixtures and equipment purchases during the interim phase of the project.  In addition, the Company has agreements with various slot vendors to finance approximately $22.0 million of slot machines over a period of twelve months at zero percent financing for the interim phase of the project.

 The Company’s debt maturities for the next 12 months are expected to be approximately $1.7 million.  The Company’s member distributions to PGP for the next 12 months are expected to be approximately $3.5 million.

 We plan to finance the foregoing expected cash requirements with: (i) a portion of the available cash on hand (excluding amounts needed for normal operations and including the gross proceeds from the $80.0 million and $50.0 million PGL Secured Notes and PGL Unsecured Notes issuances, respectively); (ii) cash generated from operations; (iii) slot vendor financing and available borrowings under the KSC Term Loan for the Kansas Star development of $41 million (as allowed under our existing borrowing agreements); and (iv) if necessary, available borrowings under the PGL Credit Facility.  There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.

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

CONTRACTUAL OBLIGATIONS

A table of our contractual obligations as of December 31, 2010 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes to our contractual obligations during the six months ended June 30, 2011, except under the Kansas Management Contract we are obligated to have made a minimum investment in infrastructure related to the Kansas Star development of $225.0 million by January 14, 2015, inclusive of any third party investments but exclusive of the $25.0 million privilege fee which was paid in 2010.  Phase 1A of the project is expected to cost approximately $182 million and is expected to be completed by January 2012, Phase 1B is expected to cost approximately $78 million and is expected to be completed by January 2013 and Phase 2 is expected to cost approximately $54 million and is expected to be completed by January 2015. As of June 30, 2011, the Company has incurred $74.7 million in capitalized and start-up costs related to that project.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2011.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowings under the PGL Credit Facility. As of June 30, 2011, the Company had no outstanding borrowings under the PGL Credit Facility.   We have estimated our market risk exposure using sensitivity analysis and have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $50.0 million at June 30, 2011) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.5 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate investment available for sale, note receivable and debt borrowings. Our fixed rate investment available for sale is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate note receivable and fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to a refinancing of our note receivable and future indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate investment available for sale, note receivable, obligation under minimum assessment agreement and debt borrowings as of June 30, 2011 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Investment available for sale	2011 - 2037	7.5%		$ 19,334	$ 19,334	(1)
Note receivable	2011 - 2014	14.5%		2,365	2,583	(2)
8 ⅜% senior secured notes	Aug 15, 2015	8.375%		319,619	338,400	(2)
10 ¾% senior unsecured notes	Aug 15, 2017	10.75%		352,175	388,725	(2)
Senior secured credit facility	January 15, 2015	6	% (3)	-	-
Term loans	December 1, 2013	6.5%		4,388	4,388	(2)
Notes payable, capital lease obligations and other financial instruments	2011 - 2015	6.4% - 14.4%		497	497	(2)
Obligation under Minimum Assessment Agreement	2011 - 2037	8.0%		20,814	26,778	(2)
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

(2)           Represents fair value as of June 30, 2011 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of June 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2011, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

During the three months ended June 30, 2011, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 13, 2011, the State of Iowa moved "in the interest of justice" to dismiss misdemeanor charges filed against PGP, its Chief Executive Officer and Chief Operating Officer for alleged violations of State of Iowa campaign contribution laws. The Polk County District Court approved the motion and ordered the complete dismissal of all charges.

Neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description

10.1	Standard form of Agreement Between Owner and Construction Manager as Constructor dated August 1 , 2011 between Kansas Star Casino, LLC and Conlon Construction Co.

10.2	Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of May 19, 2011, from Kansas Star Casino, LLC to U.S. Bank National Association, as Collateral Agent

31.1	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2011.

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

KANSAS STAR CASINO, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Jonathan Swain
Jonathan Swain
Chief Operating Officer