Form 10-Q
period 2011-09-30
PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2011-11-10
CIK 1235662, 1299109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

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

PENINSULA GAMING, LLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)
	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,823	$19,650
Restricted cash—purse settlements	4,926	4,178
Accounts receivable, net	2,722	1,466
Receivables from affiliates	124	117
Inventories	1,351	1,450
Prepaid expenses and other assets	6,633	4,825
Total current assets	92,579	31,686
PROPERTY AND EQUIPMENT, NET	345,224	271,881
OTHER ASSETS:
Deferred financing costs, net of amortization of $9,046 and $6,342, respectively	28,290	23,536
Goodwill	85,308	85,308
Licenses and other intangibles	106,673	78,403
Deposits and other assets	5,506	30,684
Investment available for sale	19,036	18,307
Total other assets	244,813	236,238
TOTAL	$682,616	$539,805

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,047	$3,598
Construction payable	16,191	-
Purse settlement payable	6,280	5,803
Accrued payroll and payroll taxes	7,434	6,417
Accrued interest	8,399	20,137
Other accrued expenses	19,266	13,306
Payable to affiliates	1,213	667
Current maturities of long-term debt and leases	4,202	1,643
Total current liabilities	67,032	51,571

LONG-TERM LIABILITIES:
8 3/8% senior secured notes, net of discount	319,632	235,535
10 3/4% senior notes, net of discount	352,250	297,997
Senior secured credit facilities	-	3,500
Term loans	2,284	3,567
Notes and leases payable, net of discount	898	28
Obligation under Minimum Assessment Agreement	18,308	18,523
Other liabilities	976	953
Total long-term liabilities	694,348	560,103
Total liabilities	761,380	611,674

COMMITMENTS AND CONTINGENCIES (Note 6)
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(92,025)	(84,254)
Accumulated other comprehensive income	4,261	3,385
Total member’s deficit	(78,764)	(71,869)
TOTAL	$682,616	$539,805
See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
REVENUES:
Casino	$77,437	$75,480	$229,903	$225,022
Racing	4,007	4,571	11,921	12,436
Video poker	1,410	1,089	4,296	3,370
Food and beverage	7,043	6,941	20,417	20,143
Other	4,249	3,540	11,738	9,333
Less promotional allowances	(10,273)	(9,673)	(29,507)	(27,890)
Total net revenues	83,873	81,948	248,768	242,414

EXPENSES:
Casino	30,830	30,304	92,924	91,969
Racing	3,922	4,223	11,295	11,435
Video poker	1,185	906	3,485	2,660
Food and beverage	4,501	4,555	13,161	13,022
Other	3,252	2,512	7,960	6,380
Selling, general and administrative	14,827	14,035	43,305	41,185
Depreciation and amortization	7,099	7,315	21,463	22,142
Pre-opening expense	3,923	8	6,863	33
Development expense	-	-	-	28
Affiliate management fees	1,565	1,535	4,708	4,493
Loss on disposal of assets	9	17	86	54
Total expenses	71,113	65,410	205,250	193,401

INCOME FROM OPERATIONS	12,760	16,538	43,518	49,013

OTHER INCOME (EXPENSE):
Interest income	559	680	1,775	1,672
Interest expense, net of amounts capitalized	(17,079)	(14,929)	(51,215)	(44,684)
Gain (loss) from equity affiliate	3	-	(62)	-
Total other expense	(16,517)	(14,249)	(49,502)	(43,012)

NET (LOSS) INCOME	$(3,757)	$2,289	$(5,984)	$6,001

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S DEFICIT
AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	COMMON MEMBER'S INTEREST	ACCUMU-LATED DEFICIT	ACCUMU-LATED OTHER COMPRE-HENSIVE INCOME	TOTAL MEMBER'S DEFICIT	COMPRE-HENSIVE LOSS

BALANCE, DECEMBER 31, 2010	$9,000	$(84,254)	$3,385	$(71,869)
Net loss		(5,984)		(5,984)	$(5,984)
Unrealized gain on available for sale security			876	876	876
Member contributions		4,567		4,567
Member distributions		(6,354)		(6,354)
Comprehensive loss					(5,108)
BALANCE, SEPTEMBER 30, 2011	$9,000	$(92,025)	$4,261	$(78,764)

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,984)	$6,001
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	21,463	22,142
Non-cash interest	2,772	3,382
(Gain) loss from equity affiliate	62	-
Non-cash compensation	430	374
Loss on disposal of assets	86	54
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(748)	(470)
Receivables	(1,268)	(1,095)
Receivables from affiliates	(7)	-
Inventories	99	179
Prepaid expenses and other assets	(1,160)	(371)
Payables	1,302	773
Accrued expenses	(10,964)	(15,351)
Payable to affiliates	546	429
Net cash flows from operating activities	6,629	16,047
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(77)	(229)
Advances under note receivable to related party	-	(2,300)
Proceeds from sale of investment	285	-
Proceeds from note receivable	60	-
Business acquisition and licensing costs	(3,428)	(329)
Construction project development costs	(59,279)	(8,265)
Purchase of property and equipment	(6,700)	(6,864)
Proceeds from sale of property and equipment	73	159
Net cash flows from investing activities	(69,066)	(17,828)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(7,311)	(737)
Principal payments on debt	(1,225)	(1,720)
Proceeds from senior notes	138,000	-
Proceeds from senior secured credit facilities	-	16,000
Payments on senior secured credit facilities	(3,500)	(16,000)
Loan to owner	-	(10)
Proceeds from repayment of loan by owner	-	1,733
Member distributions	(6,354)	(8,450)
Net cash flows from financing activities	119,610	(9,184)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,173	(10,965)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,650	34,537
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,823	$23,572

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$58,693	$55,170
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Property and equipment acquired, but not paid	$16,398	$91
Property and equipment acquired in exchange for obligation under assessment arrangements	7,378	-
Deferred financing costs incurred in exchange for obligation under assessment arrangements	147	-
Unrealized gain on investment available for sale	876	3,696
Property contributions from parent	3,803	-
Gaming license contribution from parent	43	-
Prepaid expense contribution from parent	291	-
Property and equipment acquired in exchange for indebtedness	3,371	-

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            1. Organization and Basis of Presentation

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company, is a casino entertainment holding company with gaming operations in local markets in Iowa and Louisiana and is currently developing a gaming operation near Wichita, Kansas. PGL’s wholly owned subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo casino in Dubuque, Iowa; (ii) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), that owns and operates the Diamond Jo casino in Worth County, Iowa;  (iii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in Opelousas, Louisiana and five off-track betting (“OTB”) parlors in Louisiana; (iv) Belle of Orleans, L.L.C., a Louisiana limited liability company (“ABC”), that owns and operates the Amelia Belle Casino in Amelia, Louisiana; (v) Kansas Star Casino, LLC, a Kansas limited liability company (“KSC”), formed to, in accordance with our agreements with the State of Kansas, own and operate the Kansas Star Casino, Hotel and Event Center (“Kansas Star”) in Mulvane, Kansas, which is currently under construction; and (vi) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations.  The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).

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

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, footnote disclosure that would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.

Kansas Star Developments

On January 14, 2011, PGP’s Contract to Serve as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery (“Kansas Management Contract”) was approved by the Kansas Racing and Gaming Commission (“KRGC”) and upon such approval, became effective and was then assigned to KSC. In March 2011, KSC purchased two parcels of land in Mulvane, Kansas totaling approximately 202 acres on which the Kansas Star is being constructed. This land effectively gives the Company all the land needed to complete the Kansas Star facility in compliance with the terms of the Kansas Management Contract.  In March 2011, KSC broke ground on the Kansas Star development.

We plan on completing construction of the Kansas Star in two phases. The first phase of the project is expected to include 1,500 slot machines, 40 table games, 5 poker tables, 150 hotel rooms in a third party operated hotel, approximately 2,700 parking spaces, a buffet, steakhouse, deli and a 162,000 square foot indoor event center. While the first phase of the project is not expected to be completed until January 2013, KSC plans to begin operating 1,310 slots machines and 32 table games within the event center with a soft opening in December 2011 and a grand opening in January 2012.  The second phase of the project is expected to include 500 additional slot machines (thus expanding the total to 2,000 slot machines), 10 additional table games (bringing the total to 50 table games), a sports themed bar, the development of an equine complex for events and shows that includes multiple arenas and barn facilities, parking for recreational vehicles, and 150 additional hotel rooms (bringing the total to 300 rooms). The second phase is scheduled for completion by January 2015.

The current budget for the Kansas Star project is approximately $314 million (excluding capitalized interest which is estimated to be approximately $6 million).  Total cost to open the interim casino is expected to be approximately $182 million including approximately $15.4 million for publicly-owned utilities that are being financed by the City of Mulvane, Kansas (“Mulvane”) as described below.  The remaining cost for the first phase of the project is expected to be approximately $78 million, including approximately $20 million to complete the initial 150 hotel rooms of the third party developed hotel as discussed further below.  The second phase of the Kansas Star project is budgeted at $54 million, which include approximately $19 million for the expansion to a third party developed hotel from 150 to 300 rooms.

On March 7, 2011, KSC entered into a Development Agreement with Mulvane (“Mulvane Development Agreement”) related to the provision of water, sewer, and electrical utilities to the Kansas Star site.  This agreement sets forth certain parameters governing the use of public financing for the provision of such utilities, through the issuance of general obligation bonds by Mulvane, paid for through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to Mulvane’s full obligations under the general obligation bonds.  The total cost of sewer and water utilities improvements being financed by Mulvane are expected to be approximately $15.4 million.

During the construction period of the infrastructure improvements, Mulvane will issue temporary notes, the proceeds of which will be used to pay for the construction costs of the improvements. Upon completion of the improvements, these temporary notes will be redeemed with proceeds from the issuance of the 15 year general obligation bonds.  As of September 30, 2011, Mulvane has issued $10.0 million of temporary notes.  All temporary notes issued by Mulvane are secured by irrevocable letters of credit issued by the Company in favor of Mulvane.  As of September 30, 2011, the Company has issued $15.4 million in letters of credit under the PGL Credit Facility in favor of Mulvane to secure the current and future issuances of temporary notes related to the infrastructure improvements.  The amount of the outstanding letters of credit supporting these utilities improvements shall be reduced to an amount equal to three times the annual special assessment tax imposed on KSC plus outstanding letters of credit issued related to infrastructure improvements to be completed in future years.  We expect the outstanding letters of credit related to the infrastructure improvements to be reduced to approximately $4.7 million which is expected to occur during the first half of 2012.

On March 23, 2011, KSC and Conlon Construction Co. (“Conlon”) executed an AIA A133-2009 Agreement Between Owner and Construction Manager as Constructor (the “Phase 1A GMP Contract”).  On August 1, 2011, KSC and Conlon Construction Co. (“Conlon”) executed an AIA A133-2009 Agreement Between Owner and Construction Manager as Constructor (the “Phase 1B GMP Contract”, and, together with the Phase 1A GMP Contract, the “GMP Contracts”).  The GMP Contracts provide that Conlon will act as Construction Manager for the construction of the Kansas Star project, and that the project will be completed on a “cost of work plus a fee” basis, with a guaranteed maximum price (the “GMP Amount”), and on a designated construction completion schedule.  The GMP Contracts provide that Conlon will prepare a preliminary GMP Amount based on Conlon’s estimate of the cost of work, including contingencies, and Conlon’s management fee for each phase of the project.  The GMP Amount for Phase 1A has been agreed to at $63.4 million.  The final GMP Amount for Phase 1B of the project is expected to be agreed to between KSC and Conlon in the first quarter of 2012.  The GMP Amount for phase two of the project will be established by the parties as the development of the project proceeds.

The GMP Contracts effectively limit the total cost of the first phase of the project to the designated GMP Amount, and imposes financial penalties, including liquidated damages for failing to complete construction by the dates set forth in the Kansas Management Contract.  If the total cost of the project falls below the GMP Amount, certain of the cost savings will be shared 60%/40% between KSC and Conlon, respectively. The GMP Amount is subject to amendment by change orders approved by KSC and the dates for completion of construction may be adjusted as a result of the occurrence of certain events, including force majeure.

The GMP Contracts also contain other customary provisions, including provisions relating to the scope of work and responsibilities of the parties, termination, compensation and payment calculations and schedules, indemnification, insurance and bond requirements, dispute resolution and assignment of contract.

On May 17, 2011, KSC executed an agreement with a third party hotel developer to develop a 300 room hotel at the Kansas Star.  KSC will contribute $1.0 million in cash, land, and certain site work for the project and the hotel developer will finance, construct, own and operate the hotel.

           2. Summary of Significant Accounting Policies

Capitalized Interest— The Company capitalizes interest costs associated with significant construction projects. The Company capitalizes interest on amounts expended on significant construction projects at the average cost of borrowed money. The Company capitalized $0.8 million and $1.3 million during the three and nine months ended September 30, 2011, respectively, related to the development project at KSC.  There was no interest capitalized during the three and nine months ended September 30, 2010.

Deferred Financing Costs— Costs associated with the issuance of financing agreements have been deferred and are being amortized over the life of the related instrument/agreement using the effective interest method. During the nine months ended September 30, 2011, the Company deferred additional costs of $5.7 million related to the $80.0 million tack on offering to its 8 3/8% Senior Secured Notes due 2015 (the “PGL Secured Notes”) consummated on February 9, 2011 and $50.0 million tack on offering to its 10 3/4% Senior Unsecured Notes due 2017 (the “PGL Unsecured Notes” and, together with the PGL Secured Notes, the “PGL Notes”) consummated on February 1, 2011.  During the nine months ended September 30, 2011, the Company also deferred additional costs of $1.5 million under the amended and restated loan and security agreement entered into by PGL, DJL, EVD, ABC, DJW and KSC (collectively, the “Borrowers”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”) as the arranger and agent on October 22, 2009 (“PGL Credit Facility”) due to the Second Amendment to the Amended and Restated Loan and Security Agreement executed on February 2, 2011 (the “Second Amendment”). During the nine months ended September 30, 2011, the Company also deferred additional costs of $0.1 million under the KSC Term Loan as discussed in Note 4 and $0.1 million under the Mulvane Development Agreement as discussed in Other Accrued Expenses below.

Goodwill and Licenses and Other Intangible Assets— There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2011.   Licenses and other intangibles are summarized as follows (in thousands):

	September 30, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,911	$-	$72,911
Kansas Management Contract	28,135	-	28,135
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(409)	1,726
Customer relationships and customer list	242	(103)	139
Total	$107,185	$(512)	$106,673

	December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,575	$-	$72,575
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(249)	1,886
Customer relationships and customer list	242	(62)	180
Total	$78,714	$(311)	$78,403

Amortization expense for intangible assets for each of the three months ended September 30, 2011 and 2010 was $0.1 million.  Amortization expense for intangible assets for each of the nine months ended September 30, 2011 and 2010 was $0.2 million.  Annual amortization expense for intangible assets is expected to be $0.3 million for 2011 and $0.2 million per year for 2012 through 2015.

During the nine months ended September 30, 2011, KSC recorded $28.1 million as an indefinite life intangible asset which includes (i) the $25.0 million privilege fee paid to the State of Kansas and (ii) $3.1 million of additional fees required to be paid to KRGC upon approval of the Kansas Management Contract.

Deposits— At December 31, 2010, included in Deposits and other assets was a $25.0 million deposit related to the refundable privilege fee paid to the State of Kansas for the Kansas Management Contract.  Upon approval of the Kansas Management Contract the $25.0 million privilege fee was no longer refundable.  As such, the $25.0 million has been included as a cost of the management contract at KSC and is included in Licenses and other intangibles as of September 30, 2011.

Other Accrued Expenses— Under the Mulvane Development Agreement, KSC is obligated to pay for certain infrastructure improvements constructed by Mulvane ultimately through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to Mulvane’s obligations under the general obligation bonds as discussed in Note 1.  Currently, KSC is obligated to reimburse Mulvane for any funds expended from the proceeds of the temporary bonds issued by Mulvane with such payments secured by letters of credit issued by PGL.  Due to KSC’s use of the infrastructure improvements and its obligations under the letters of credit currently, and ultimately under the special assessment with Mulvane (which will repay the principal and interest on the general obligation bonds), KSC recorded a capital asset and an obligation to Mulvane to the extent proceeds from the temporary bonds were used to construct the infrastructure improvements.  As of September 30, 2011, Mulvane has incurred construction costs of approximately $6.9 million related to the infrastructure improvements and approximately $0.1 million in issue costs associated with the temporary notes.  Accordingly, KSC has recorded an obligation of $7.0 million which is included in Other accrued expenses within current liabilities as the temporary notes that were issued are due within the next twelve months.

Pre-opening Expense— Costs associated with start-up activities for new or expanded operations are expensed as incurred. For the three and nine months ended September 30, 2011, the Company incurred $3.9 million and $6.9 million of start-up costs related to the development project at KSC and consists primarily of pre-opening payroll, professional service fees, and regulatory costs.

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

In September 2011, the FASB amended the guidance regarding testing of goodwill for impairment.  The amended guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required, otherwise no further analysis is required. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not have an impact on the Company’s financial statements.

3. Property and Equipment

Property and equipment at September 30, 2011 and December 31, 2010 is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Land and land improvements	$19,781	$19,748
Buildings, riverboat and improvements	255,980	254,754
Furniture, fixtures and equipment	104,904	101,046
Computer equipment	13,448	12,988
Vehicles	848	775
Construction in progress	89,504	1,702
Subtotal	484,465	391,013
Accumulated depreciation	(139,241)	(119,132)
Property and equipment, net	$345,224	$271,881

Depreciation expense during the three months ended September 30, 2011 and 2010 was $7.0 million and $7.2 million, respectively. Depreciation expense during the nine months ended September 30, 2011 and 2010 was $21.3 million and $21.9 million, respectively.

4. Debt

Long-term debt consists of the following (in thousands):

	September 30, 2011		December 31, 2010
8 3/8% senior secured notes due August 15, 2015, net of discount of $368 and $4,465, respectively, secured by substantially all the assets of the Company and its subsidiaries and the equity of the Company	$319,632		$235,535
10 3/4% senior unsecured notes due August 15, 2017, net of discount of $2,750 and $7,003, respectively	352,250		297,997
$50,000 revolving line of credit under a loan and security agreement of PGL, DJL, EVD, ABC, DJW, and KSC with Wells Fargo, interest rate at prime plus a margin of 2.5% with a floor of 6.0% (rate of 6.0% at September 30, 2011 and December 31, 2010), maturing January 15, 2015, secured by substantially all assets of PGL, DJL, EVD, ABC, DJW, and KSC and is guaranteed up to $5.0 million by the Company’s Chief Executive Officer		-	3,500
Term loan under a loan and security agreement of PGL, DJL and EVD with American Trust & Savings Bank, interest rate at 6.5%, due in installments through December 1, 2013, secured by certain assets of DJL	3,981		5,183
Notes payable and capital lease obligations, net of discount of $163 and $0, respectively, interest rates at 6.0% - 14.4%, due 2011 – 2015	3,403		55
Total debt	679,266		542,270
Less current portion	(4,202)		(1,643)
Total long term debt	$675,064		$540,627

Principal maturities of debt (excluding discount and debt repaid during the period January 1, 2011 through September 30, 2011) for the Company, for each of the years ending December 31 listed below have been updated to include: (1) the $50.0 million PGL Unsecured Notes tack-on issuance; (2) the $80.0 million PGL Secured Notes tack-on issuance; and (3) the Second Amendment under the PGL Credit Facility as discussed below.  Such maturities are summarized as follows (in thousands):

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

As of September 30, 2011, the Company had no outstanding advances under the PGL Credit Facility. In addition, as of September 30, 2011, the Company had outstanding letters of credit under the PGL Credit Facility of $17.1 million, including $15.4 million related to the construction of the infrastructure improvements by Mulvane as discussed in Note 1, resulting in available borrowings thereunder of $32.9 million.

KSC Term Loan

On June 1, 2011, PGL and KSC (collectively the “KSC FF&E Borrowers”) entered into a Loan and Security Agreement with American Trust and Savings Bank (the “KSC Term Loan”).  The KSC Term Loan allows the KSC FF&E Borrowers to request advances of up to $14.0 million during the period of June 1, 2011 through March 1, 2012 (the “Draw Down Period”) to finance the purchase of certain furniture, fixtures and equipment related to the Kansas Star development. No principal payments are due until January 1, 2012 and interest shall accrue on all advances at a rate equal to 6.5% per annum and is payable the first of each month in arrears.  Commencing on January 1, 2012 and continuing through December 1, 2016 (the “Term Period”), the FF&E Borrowers shall pay principal in equal monthly installments, plus accrued interest, with the first principal payment due on January 1, 2012. Interest during the Term Period shall be calculated at a rate of 6.5% per annum.  As of September 30, 2011, KSC had no outstanding advances under the KSC Term Loan.

Slot Vendor Financing

KSC has agreements with various slot vendors to finance approximately $21.4 million of slot machines over a period of twelve months at zero percent financing for the interim phase of the project.  As of September 30, 2011, KSC has recorded $3.5 million in slot financing for equipment received as of September 30, 2011.

 Compliance

As of September 30, 2011, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness.

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

The Company had no Level 1 or Level 2 financial instruments at September 30, 2011 and December 31, 2010. The Company had one Level 3 financial instrument at September 30, 2011 and December 31, 2010.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s Level 3 financial asset that is required to be measured at fair value as of September 30, 2011 and December 31, 2010, which is classified as “Investment available for sale” in the balance sheets ($0.3 million is classified in Prepaid and other assets at September 30, 2011 and December 31, 2010) (in thousands):

	Total Carrying Value at September 30, 2011	Fair Value Measurements at September 30, 2011	Total Carrying Value at December 31, 2010	Fair Value Measurements at December 31, 2010
Investment available for sale	$19,341	$19,341	$18,592	$18,592

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Investment available for sale:
Balance at beginning of the reporting period	$19,334	$18,563	$18,592	$14,741
Total gains (losses) (realized or unrealized):
Included in earnings	52	50	158	144
Included in other comprehensive income (loss)	(45)	(32)	876	3,696
Transfers in or out of Level 3	-	-	-	-
Purchases, sales, issuances and settlements:
Settlements	-	-	(285)	-
Ending balance at September 30, 2011 and 2010	$19,341	$18,581	$19,341	$18,581

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Gains included in earnings attributable to the change in unrealized gains relating to assets still held at the reporting date included in interest income	$52	$50	$158	$144

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

 7. Related Party Transactions

During the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, the Company distributed $1.5 million, $4.9 million, $6.4 million and $6.7 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members and (iii) tax, accounting, licensure, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.  In September 2010, the Company made a $1.7 million cash distribution which was recorded as a member distribution to PGP, the proceeds of which were used by PGP to repay all of the outstanding principal and interest on a loan due to the Company.  Such loan was previously recorded as a note receivable within Total Member’s Deficit.  During the nine months ended September 30, 2011, the Company received contributions of $4.6 million from PGP primarily for land and capitalized costs related to the Kansas Star development project that were paid by PGP.

The Company expensed $0.1 million during each of the three months ended September 30, 2011 and 2010 and $0.4 million during each of the nine months ended September 30, 2011 and 2010, as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA (an affiliate) a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 0.75% to 1.25% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.2 million in affiliate management fees payable to OEDA during each of the three months ended September 30, 2011 and 2010 and $0.5 million in affiliate management fees payable to OEDA during each of the nine months ended September 30, 2011 and 2010.

In accordance with a management services agreement between DJW and PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, DJW expensed management fees of $0.8 million, $0.7 million, $2.1 million, and $2.0 million during the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, respectively.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreement, EVD, DJW and ABC must each pay the board member a fee equal to 2.5% of EVD’s, DJW’s and ABC’s earnings before interest, taxes, depreciation, amortization and charges associated with the impairment of assets, development expenses, pre-opening expenses, management and consulting fees, corporate allocations, gains or losses on the disposal of assets and extraordinary gains or losses, in each case, applicable to such period.  EVD expensed $0.2 million of affiliate management fees during each of the three months ended September 30, 2011 and 2010 and $0.6 million of affiliate management fees during each of the nine months ended September 30, 2011 and 2010, related to this agreement.   DJW expensed $0.3 million and $0.2 million of affiliate management fees during the three months ended September 30, 2011 and 2010, respectively and $0.7 million of affiliate management fees during each of the nine months ended September 30, 2011 and 2010, related to this agreement.  ABC expensed $0.1 million of affiliate management fees during each of the three months ended September 30, 2011 and 2010 and $0.3 million of affiliate management fees during each of the nine months ended September 30, 2011 and 2010, related to this agreement.

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

The tables below present information about reported segments as of and for the years ended (in thousands):

	Net Revenues From External Customers Three Months Ended September 30,		Net Revenues From External Customers Nine Months Ended September 30,
	2011	2010	2011	2010
Diamond Jo Dubuque	$17,970	$17,681	$51,962	$52,144
Diamond Jo Worth	24,607	22,792	70,687	66,158
Evangeline Downs	28,799	29,071	88,850	87,409
Amelia Belle	12,497	12,404	37,269	36,703
Total	$83,873	$81,948	$248,768	$242,414

	Segment Operating Earnings Three Months Ended September 30, (1)		Segment Operating Earnings Nine Months Ended September 30, (1)
	2011	2010	2011	2010
Diamond Jo Dubuque	$6,484	$6,226	$18,297	$17,966
Diamond Jo Worth	10,399	9,716	29,237	27,818
Evangeline Downs	6,913	7,320	23,722	23,335
Amelia Belle	3,707	3,916	11,348	11,679
Total property segment operating earnings (1)	27,503	27,178	82,604	80,798
General corporate	(2,147)	(1,765)	(6,677)	(5,035)
Total segment operating earnings (1)	25,356	25,413	75,927	75,763
Gain on settlement (2)	-	-	711	-
Depreciation and amortization	(7,099)	(7,315)	(21,463)	(22,142)
Pre-opening expense	(3,923)	(8)	(6,863)	(33)
Development expense	-	-	-	(28)
Affiliate management fees	(1,565)	(1,535)	(4,708)	(4,493)
Loss on disposal of assets	(9)	(17)	(86)	(54)
Gain (loss) from equity affiliate	3	-	(62)	-
Interest income	559	680	1,775	1,672
Interest expense, net of amounts capitalized	(17,079)	(14,929)	(51,215)	(44,684)
Net (loss) income	$(3,757)	$2,289	$(5,984)	$6,001

_______________
(1)
Segment operating earnings is defined as net (loss) income plus depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, loss from equity affiliate and interest expense, net of amounts capitalized less interest income, gain from equity affiliate and gain on settlement.

(2)
“Gain on settlement” relates to a one-time gain on a financial settlement with the predecessor owner of ABC during the first quarter of 2011 and is included in Other revenue for the nine months ended September 30, 2011.

	Interest Expense, net Three Months Ended September 30,		Interest Expense, net Nine Months Ended September 30,
	2011	2010	2011	2010
General Corporate	$(16,516)	$(14,219)	$(49,521)	$(42,812)
Diamond Jo Dubuque	(504)	(574)	(1,614)	(1,724)
Diamond Jo Worth	485	492	1,461	1,459
Evangeline Downs	56	49	237	57
Amelia Belle	2	3	7	8
Kansas Star	(43)	-	(10)	-
Total	$(16,520)	$(14,249)	$(49,440)	$(43,012)

	Depreciation and Amortization Three Months Ended September 30,		Depreciation and Amortization Nine Months Ended September 30,
	2011	2010	2011	2010
General Corporate	$72	$55	$202	$117
Diamond Jo Dubuque	2,297	2,313	6,907	6,868
Diamond Jo Worth	1,369	1,433	4,206	4,719
Evangeline Downs	1,724	1,970	5,297	5,871
Amelia Belle	1,637	1,544	4,851	4,567
Total	$7,099	$7,315	$21,463	$22,142

	Total Assets
	September 30, 2011	December 31, 2010

General Corporate	$22,633	$42,581
Diamond Jo Dubuque	159,741	164,660
Diamond Jo Worth	81,520	78,733
Evangeline Downs	145,428	142,377
Amelia Belle	111,569	111,454
Kansas Star	161,725	-
Total	$682,616	$539,805

Cash Expenditures for Additions to Long-Lived Assets
Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

General corporate	$1,458	$579
Diamond Jo Dubuque	1,299	1,851
Diamond Jo Worth	1,570	1,529
Evangeline Downs	2,369	7,180
Amelia Belle	1,462	4,319
Kansas Star	61,249	-
Total	$69,407	$15,458

9. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, payables and current accrued expenses approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s investment available for sale, note receivable, obligation under minimum assessment agreement and debt instruments at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Investment available for sale	$19,341	$19,341	$18,592	$18,592
Note receivable	2,467	2,382	2,536	2,302
8 3/8% senior secured notes	319,200	319,632	255,000	235,535
10 3/4% senior unsecured notes	346,125	352,250	331,688	297,997
Senior secured credit facility	-	-	3,500	3,500
Term loans	3,981	3,981	5,183	5,183
Notes payable, capital lease obligations and other financial instruments	4,033	3,870	591	591
Obligation under Minimum Assessment Agreement	25,938	20,224	25,012	20,458

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

·
failure to meet the contractually-obligated construction dates, delays, cost overruns or the imposition of additional costs related to the construction of the Kansas Star, the third party hotel, or the financing of publicly-owned offsite utilities, or delays in obtaining requisite governmental approvals related to the operation of the Kansas Star;

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

While we are very excited about the current development project in Kansas, we continue to maintain our focus on our four existing operations and are pleased with the operating results of the third quarter of 2011, especially in Iowa where we saw positive quarter over quarter segment operating earnings growth of 7% and 4% in Worth County and Dubuque, respectively. At Evangeline Downs, results continued to reflect the results of a down turn in the racing industry.  Weakness in simulcast betting as well as the closure of several racetracks throughout the country that historically showed EVD’s live race meets were the primary factors in a 6% decline in segment operating earnings at EVD.  Despite a weak Louisiana economy, segment operating earnings on the casino side of the operations remained substantially flat as compared to the third quarter of 2010.  To combat the continued weakness in the southern Louisiana market, we increased our direct mail and marketing promotions at ABC to attract more visits to the property.  Visitors at ABC increased 3% in the third quarter 2011 over the third quarter 2010.  While we were successful in driving a slight increase in net revenues, our segment operating earnings fell approximately 5% due primarily to these additional costs.

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

Results of Operations

 The following table sets forth certain information concerning our results of operations for the three and nine months ended September 30, 2011 and 2010.

Statement of Operations Data
(Dollars in Thousands)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Net Revenues:
Diamond Jo Dubuque	$17,970	$17,681	$51,962	$52,144
Diamond Jo Worth	24,607	22,792	70,687	66,158
Evangeline Downs	28,799	29,071	88,850	87,409
Amelia Belle	12,497	12,404	37,269	36,703
Consolidated net revenues	$83,873	$81,948	$248,768	$242,414
Segment Operating Earnings:
Diamond Jo Dubuque	$6,484	$6,226	$18,297	$17,966
Diamond Jo Worth	10,399	9,716	29,237	27,818
Evangeline Downs	6,913	7,320	23,722	23,335
Amelia Belle	3,707	3,916	11,348	11,679
Total property segment operating earnings	27,503	27,178	82,604	80,798
General corporate	(2,147)	(1,765)	(6,677)	(5,035)
Total segment operating earnings	25,356	25,413	75,927	75,763
Gain on settlement (1)	-	-	711	-
Depreciation and amortization	(7,099)	(7,315)	(21,463)	(22,142)
Pre-opening expense	(3,923)	(8)	(6,863)	(33)
Development expense	-	-	-	(28)
Affiliate management fees	(1,565)	(1,535)	(4,708)	(4,493)
Loss on disposal of assets	(9)	(17)	(86)	(54)
Gain (loss) from equity affiliate	3	-	(62)	-
Interest income	559	680	1,775	1,672
Interest expense, net of amounts capitalized	(17,079)	(14,929)	(51,215)	(44,684)
Net (loss) income	$(3,757)	$2,289	$(5,984)	$6,001
Segment Operating Earnings Margins:
Diamond Jo Dubuque	36.1%	35.2%	35.2%	34.5%
Diamond Jo Worth	42.3%	42.6%	41.4%	42.0%
Evangeline Downs	24.0%	25.2%	26.7%	26.7%
Amelia Belle	29.7%	31.6%	30.4%	31.8%
Consolidated segment operating earnings margin	30.2%	31.0%	30.5%	31.3%
________________________

(1)
“Gain on settlement” relates to a one-time gain on a financial settlement with the predecessor owner of ABC during the first quarter of 2011 and is included in Other revenue for the nine months ended September 30, 2011.

       Three months ended September 30, 2011 compared to three months ended September 30, 2010

Consolidated net revenues increased $1.9 million, or 2%, to $83.9 million for the three months ended September 30, 2011 from $82.0 million for the three months ended September 30, 2010.  DJW reported net revenue growth of 8% driven primarily by the strong agricultural economy of the surrounding area as well as an increase in other revenues related to gasoline sales due to an increase in the price of gas and the number of gallons sold over the prior year.  Net revenues at DJL and ABC both increased 1% for the three months ended September 30, 2011, over the prior year while net revenues at EVD decreased 1%.

Casino revenues increased $1.9 million, or 3%, to $77.4 million for the three months ended September 30, 2011 from $75.5 million for the three months ended September 30, 2010 as casino revenues at all of our properties showed an increase over the prior year period.  In Iowa, casino revenues at DJW increased 5% as a result of the strong agricultural economy in the surrounding area while casino revenues at DJL increased 2% as a result of DJL’s Dubuque, Iowa market share increase up from 53% for the three months ended September 30, 2010 to 55% for the three months ended September 30, 2011.  Casino revenues at EVD and ABC increased 1% and 2%, respectively, over the prior year which were driven by aggressive direct mail and marketing campaigns to help drive visitation in the weak economic conditions of southern Louisiana.  Visitors at ABC increased 3% in the third quarter 2011 over the third quarter 2010.

Casino operating expenses increased to $30.8 million for the three months ended September 30, 2011 from $30.3 million for the three months ended September 30, 2010 due primarily to an increase in gaming taxes paid as a result of the increase in casino revenues.

Promotional allowances as a percentage of casino revenues increased quarter over quarter to 13.3% for the three months ended September 30, 2011 from 12.8% for the three months ended September 30, 2010 due primarily to the increase in promotional allowances at our Louisiana properties as discussed above.

Racing revenues at EVD were down quarter over quarter to $4.0 million for the three months ended September 30, 2011 from $4.6 million for the three months ended September 30, 2010.  Weakness in simulcast betting as well as the closure of several racetracks throughout the country that historically showed EVD’s live race meets was the primary reason for the decline in racing revenues.  Consistent with racing revenues, racing expenses decreased quarter over quarter to $3.9 million for the three months ended September 30, 2011 from $4.2 million for the three months ended September 30, 2010.

Video poker revenues at EVD increased 27%, for the three months ended September 30, 2011 to $1.4 million compared to $1.1 million for the three months ended September 30, 2010, which is due primarily to a $0.3 million increase in video poker revenues at our St. Martinville OTB where we began operating video poker machines in September 2010.  Consistent with this increase in revenues, EVD experienced an increase of $0.3 million in video poker expenses to $1.2 million for the three months ended September 30, 2011 from $0.9 million for the three months ended September 30, 2010 due primarily to video poker operations at our St. Martinville OTB.

Food and beverage revenues were essentially flat quarter over quarter at $7.0 million and $6.9 million for the three months ended September 30, 2011 and 2010, respectively.  Consistent with flat revenues, food and beverage expenses were also flat quarter over quarter at $4.5 million and $4.6 million for the three months ended September 30, 2011 and 2010, respectively.

Other revenues increased $0.7 million to $4.2 million for the three months ended September 30, 2011 from $3.5 million for the three months ended September 30, 2010 due primarily to a $0.8 million increase in convenience store revenues at DJW resulting from an increase in fuel prices and number of gallons sold in the third quarter of 2011 over the third quarter of 2010.  Consistent with this increase in gasoline sales, DJW realized an increase in other expenses.

Selling, general and administrative expenses increased 6%, to $14.8 million for the three months ended September 30, 2011 from $14.0 million for the three months ended September 30, 2010 due primarily to a $0.4 million increase at PGL in payroll and related expenses as a result of corporate staffing changes made to support the continued growth of the Company with the current development of the Kansas Star.

Depreciation and amortization expense declined quarter over quarter to $7.1 million for the three months ended September 30, 2011 from $7.3 million for the three months ended September 30, 2010 due primarily to certain assets at EVD reaching the end of their depreciable lives.

Affiliate management fees were $1.6 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively, and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD, DJW and ABC.

Pre-opening expenses of $3.9 million for the three months ended September 30, 2011 relate to start-up costs for the development project at KSC and consist primarily of pre-opening payroll, professional services fees, and regulatory costs.

Segment operating earnings margins for the three months ended September 30, 2011 at DJL increased to 36% over the three months ended September 30, 2010 margin of 35% due primarily to a 2% increase in casino revenues as discussed above while maintaining flat operating expenses.  DJW’s segment operating earnings margins remained flat period over period while margins at our Louisiana properties declined 120 basis points and 190 basis points, respectively, due to the decline in racing revenues at EVD and the increase in direct mail and marketing costs at ABC, as discussed above.

Interest expense, net of interest income, increased $2.3 million to $16.5 million for the three months ended September 30, 2011 from $14.2 million for the three months ended September 30, 2010 primarily due to the Company’s additional financing activities in February 2011 to support the Kansas Star development project, including the $80.0 million PGL Secured Notes tack-on issuance and the $50.0 million PGL Unsecured Notes tack-on issuance offset by capitalized interest costs of $0.8 million during the three months ended September 30, 2011.

For the third quarter 2011, the Company reported a net loss of $3.8 million.  Net income for the third quarter 2010 was $2.3 million. The decrease in net income is due to (i) an increase in interest expense as a result of the Company’s additional financing activities in February 2011 to support the Kansas Star development project including the $80.0 million PGL Secured Notes tack-on issuance and the $50.0 million PGL Unsecured Notes tack-on issuance and (ii) pre-opening expenses of $3.9 million during the three months ended September 30, 2011 related to the Kansas development project.

        Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Consolidated net revenues increased $6.4 million, or 3%, to $248.8 million for the nine months ended September 30, 2011 from $242.4 million for the nine months ended September 30, 2010.  DJW reported net revenue growth of 7% driven primarily by a successful outer market direct mail campaign during the second quarter of 2011 and a strong agricultural economy in the surrounding area as well as an increase in other revenues related to gasoline sales due to an increase in the price of gas and the number of gallons sold over the prior year.  Net revenues at EVD increased 2% driven primarily by a 2% increase in casino revenues and a 26% increase in video poker revenues attributable to our new OTB in St. Martinville, Louisiana, which began video poker operations in the third quarter of 2010.  Net revenues at DJL were essentially flat over the prior year due to a strong third quarter of 2011 that helped offset a tough first quarter of 2011, which was impacted by adverse weather conditions in the Eastern Iowa market during the month of February 2011.  A 2% increase in net revenues at ABC is primarily attributed to $0.7 million of other revenue resulting from a gain on a financial settlement with the predecessor owner of ABC, which is included in Other revenue.

Casino revenues increased $4.9 million, or 2%, to $229.9 million for the nine months ended September 30, 2011 from $225.0 million for the nine months ended September 30, 2010.  In Iowa, casino revenues at DJW increased 6% as a result of the successful outer market direct mail campaign during the second quarter of 2011 and the strong agricultural economy in the area as discussed above while casino revenues at DJL were essentially flat over the prior year.  In Louisiana, EVD experienced a 2% increase in casino revenues while ABC casino revenues were primarily flat despite an 8% decline in the second quarter of 2011 as a result of the imminent threat of severe flooding with the opening of the Morganza Spillway in May 2011 and weak economic conditions as discussed above.

Casino operating expenses increased 1%, to $92.9 million for the nine months ended September 30, 2011 from $92.0 million for the nine months ended September 30, 2010 due primarily to an increase in gaming taxes paid as a result of an increase in casino revenues.

Promotional allowances as a percentage of casino revenues increased slightly to 12.8% for the nine months ended September 30, 2011 from 12.4% for the nine months ended September 30, 2010 due primarily to the increase in promotional allowances at DJW related to the outer market direct mail campaign during the second quarter of 2011.

Racing revenues at EVD decreased $0.5 million, or 4%, to $11.9 million for the nine months ended September 30, 2011 from $12.4 million for the nine months ended September 30, 2010, while racing expenses decreased slightly to $11.3 million for the nine months ended September 30, 2011 from $11.4 million for the nine months ended September 30, 2010.  Weakness in simulcast betting as well as the closure of several racetracks throughout the country that historically showed EVD’s live race meets was the primary reason for the decline in racing revenues.

Video poker revenues at EVD increased 26%, for the nine months ended September 30, 2011 to $4.3 million compared to $3.4 million for the nine months ended September 30, 2010, which is due primarily to $1.1 million in video poker revenues at our St. Martinville OTB where we began operating video poker machines in September 2010.  Consistent with this increase in revenues, EVD experienced an increase of $0.8 million in video poker expenses to $3.5 million for the nine months ended September 30, 2011 from $2.7 million for the nine months ended September 30, 2010 due primarily to video poker operations at our St. Martinville OTB.

Food and beverage revenues increased slightly to $20.4 million from $20.1 million for the nine months ended September 30, 2011 and 2010, respectively.  Consistent with revenues, food and beverage expenses were also up slightly to $13.2 million from $13.0 million for the nine months ended September 30, 2011 and 2010, respectively.

Other revenues increased $2.4 million to $11.7 million for the nine months ended September 30, 2011 from $9.3 million for the nine months ended September 30, 2010 due primarily to a $0.7 million increase at ABC resulting from a gain on a financial settlement with the predecessor owner as discussed above and a $1.6 million increase in convenience store revenues at DJW resulting from an increase in fuel prices and number of gallons sold over 2010.  Consistent with this increase in gasoline sales, DJW realized an increase in other expenses.

Selling, general and administrative expenses increased 5%, to $43.3 million for the nine months ended September 30, 2011 from $41.2 million for the nine months ended September 30, 2010 due primarily to a $1.6 million increase at PGL in payroll and related expenses as a result of corporate staffing changes made to support the continued growth of the Company with the acquisition of ABC and the current development of the Kansas Star.

Depreciation and amortization expense declined to $21.5 million for the nine months ended September 30, 2011 from $22.1 million for the nine months ended September 30, 2010 due to assets reaching the end of their depreciable lives.

Affiliate management fees were $4.7 million and $4.5 million for the nine months ended September 30, 2011 and 2010, respectively, and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD, DJW and ABC.

Pre-opening expenses of $6.9 million for the nine months ended September 30, 2011 relate to start-up costs for the development project at KSC and consist primarily of pre-opening payroll, professional services fees, and regulatory costs.

Segment operating earnings margins for the nine months ended September 30, 2011 were consistent with the nine months ended September 30, 2010 at all properties except ABC, which saw a decline in margins as a result of the soft economy in southern Louisiana and the negative impact in the second quarter of 2011 of the imminent threat of severe flooding with the opening of the Morganza Spillway in May 2011.  While ABC was not directly impacted with the flooding, the heavily publicized threat of the magnitude of the flooding had a negative impact on revenues.  ABC’s margin was also negatively impacted by additional hurricane insurance coverage that began late in the second quarter of 2010.

Interest expense, net of interest income, increased $6.4 million to $49.4 million for the nine months ended September 30, 2011 from $43.0 million for the nine months ended September 30, 2010 primarily due to the Company’s additional financing activities in February 2011 to support the Kansas Star development project, including the $80.0 million PGL Secured Notes tack-on issuance and the $50.0 million PGL Unsecured Notes tack-on issuance offset by capitalized interest costs of $1.3 million during the three months ended September 30, 2011.

For the nine months ended September 30, 2011, the Company reported a net loss of $6.0 million.  Net income for the nine months ended September 30, 2010 was $6.0 million. The decrease in net income is due to (i) an increase in interest expense as a result of the tack-on issuances as discussed above and (ii) pre-opening expenses of $6.9 million during the nine months ended September 30, 2011 related to the Kansas development project.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance increased $57.2 million to $76.8 million at September 30, 2011 from $19.6 million at December 31, 2010.

Cash flows from operating activities were $6.6 million during the nine months ended September 30, 2011, a decrease of $9.4 million when compared to $16.0 million during the nine months ended September 30, 2010.  This decrease is primarily attributed to approximately $6.3 million of pre-opening expenses paid during the nine months ended September 30, 2011 related to the Kansas Star development and an additional $3.5 million of interest paid during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due primarily to the additional debt incurred to help finance the Kansas Star development.

Cash flows used in investing activities during the nine months ended September 30, 2011 was $69.1 million consisting primarily of (i) payments of $59.3 million related to the Kansas Star development project, (ii) payments of $3.1 million related to the Kansas Management Contract and (iii) outflows of $6.7 million primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures.  General maintenance capital expenditures are capital expenditures that relate to the replacement of or major renewals and improvements to our existing fixed assets.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.  Examples of general maintenance capital expenditures during the nine months ended September 30, 2011, excluding slot machines and slot machine conversions, include improvements to our existing owned and leased buildings and improvements and the replacement of computer equipment.

Cash flows from financing activities during the nine months ended September 30, 2011 of $119.6 million reflects $138.0 million in gross proceeds from the issuance of $80.0 million in aggregate principal amount of PGL Secured Notes at an issue price of 105% and the issuance of $50.0 million in aggregate principal amount of PGL Unsecured Notes at an issue price of 108% offset by (i) repayment of the $3.5 million outstanding balance on the senior credit facility as of December 31, 2010, (ii) principal payments on debt of $1.2 million, (iii) payments of deferred financing costs of $7.3 million primarily related to the $80.0 million PGL Secured Notes tack-on issuance, the $50.0 million PGL Unsecured Notes tack-on issuance and the Second Amendment to the PGL Credit Facility and (iv) member distributions of $6.4 million.  A $2.1 million decrease in member distributions during the nine months ended September 30, 2011 over the same period in 2010 relates primarily to a $1.7 million cash distribution in September 2010, the proceeds of which were used by PGP to repay all of the outstanding principal and interest on a loan due to the Company as discussed in Note 7 to the financial statements.

As of September 30, 2011, the Company had no outstanding advances under the PGL Credit Facility. In addition, as of September 30, 2011, the Company had outstanding letters of credit under the PGL Credit Facility of $17.1 million, including $15.4 million related to the construction of the off-site utilities by the City of Mulvane as discussed in Note 1 to the financial statements, resulting in available borrowings thereunder of $32.9 million.

     Financing Activities

Our financing activities may have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes to our financing activities during the nine months ended September 30, 2011 other than that as previously disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and (i) the issuance of $80.0 million in aggregate principal amount of PGL Secured Notes and $50.0 million in aggregate principal amount of PGL Unsecured Notes in February 2011, (ii) the entering into of the Second Amendment to the PGL Credit Facility in February 2011 and (iii) the entering into of the KSC Term Loan and slot vendor financing agreements.

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

   As of September 30, 2011, capital expenditures for the next 12 months, excluding the Kansas Star development project are expected to be approximately $9.0 million plus payments to a third party related to contingent land payments in an amount equal to 1% of KSC’s segment operating earnings commencing upon opening of the casino to the public. Capital expenditures and pre-opening costs related to the Kansas Star development for the next twelve months are expected to be approximately $83 million (excluding any capitalized interest, capital expenditures to be financed with slot and equipment financing by the Company and financing of the hotel and certain off-site utilities by third parties), including approximately $43 million for the completion of the interim facility which is expected to open with a soft opening in December 2011 and a grand opening in January 2012.

 On May 17, 2011, KSC executed an agreement with a third party hotel developer to develop the 300 room hotel at the Kansas Star.  KSC will contribute $1.0 million, land, and certain site work for the project and the hotel developer will finance, construct, own and operate the hotel.  On June 1, 2011, KSC entered into the KSC Term Loan which provides for financing of up to $14.0 million of furniture, fixtures and equipment purchases during the interim phase of the project.  In addition, the Company has agreements with various slot vendors to finance approximately $21.4 million of slot machines over a period of twelve months at zero percent financing for the interim phase of the project.

 The Company’s debt maturities for the next 12 months are expected to be approximately $17.9 million, which is comprised of: (i) $4.2 million which is currently recorded in the Company’s financial statements at September 30, 2011, (ii) $12.3 million in slot vendor financing at KSC expected to be incurred in the fourth quarter 2011, and (iii) $1.4 million under the KSC Term Loan due to expected borrowings in the fourth quarter 2011.  The Company’s member distributions to PGP for the next 12 months are expected to be approximately $4.0 million.

 We plan to finance the foregoing expected cash requirements with: (i) a portion of the available cash on hand (excluding amounts needed for normal operations and including the gross proceeds from the $80.0 million and $50.0 million PGL Secured Notes and PGL Unsecured Notes issuances, respectively); (ii) cash generated from operations; (iii) slot vendor financing and available borrowings under the KSC Term Loan for the Kansas Star development of $37.9 million (as allowed under our existing borrowing agreements); and (iv) if necessary, available borrowings under the PGL Credit Facility.  There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.

 Based on our cash on hand, expected cash flows from operations and our available sources of financing, we believe we will have adequate liquidity for the next 12 months to (i) satisfy our current operating needs at each of our gaming properties, (ii) pay all development costs associated with the Kansas Star development as they become due and (iii) to service our outstanding indebtedness.

 Our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries; (ii) the financial covenants contained in the agreements governing such indebtedness will require us to meet certain financial tests and may limit our ability to borrow additional funds or to transfer funds to PGP or dispose of assets; (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) our ability to adapt to changes in the gaming or horse racing industries that affect the markets in which we operate could be limited.

CONTRACTUAL OBLIGATIONS

A table of our contractual obligations as of December 31, 2010 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes to our contractual obligations during the nine months ended September 30, 2011, except under the Kansas Management Contract we are obligated to have made a minimum investment in infrastructure related to the Kansas Star development of $225.0 million by January 14, 2015, inclusive of any third party investments but excluding the $25.0 million privilege fee, which was paid in 2010.  Phase 1A of the project is expected to cost approximately $182 million and is expected to be completed by December 2011, Phase 1B is expected to cost approximately $78 million and is expected to be completed by January 2013 and Phase 2 is expected to cost approximately $54 million and is expected to be completed by January 2015. As of September 30, 2011, the Company has incurred $122 million in capitalized and start-up costs, excluding capitalized interest, related to that project.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We periodically evaluate our policies and the estimates and assumptions related to these policies.

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2011.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowings under the PGL Credit Facility. As of September 30, 2011, the Company had no outstanding borrowings under the PGL Credit Facility.   We have estimated our market risk exposure using sensitivity analysis and have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $50.0 million at September 30, 2011) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.5 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate investment available for sale, note receivable and debt borrowings. Our fixed rate investment available for sale is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate note receivable and fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to a refinancing of our note receivable and future indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate investment available for sale, note receivable, obligation under minimum assessment agreement and debt borrowings as of September 30, 2011 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Investment available for sale	2011 - 2037	7.5%		$ 19,341	$ 19,341	(1)
Note receivable	2011 - 2014	14.5%		2,382	2,467	(2)
8 ⅜% senior secured notes	Aug 15, 2015	8.375%		319,632	319,200	(2)
10 ¾% senior unsecured notes	Aug 15, 2017	10.75%		352,250	346,125	(2)
Senior secured credit facility	January 15, 2015	6	% (3)	-	-
Term loans	2013 - 2016	6.5%		3,981	3,981	(2)
Notes payable, capital lease obligations and other financial instruments	2011 - 2015	6.0% - 14.4%		3,870	4,033	(2)
Obligation under Minimum Assessment Agreement	2011 - 2037	8%		20,224	25,938	(2)
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

(2)           Represents fair value as of September 30, 2011 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of September 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2011, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

During the three months ended September 30, 2011, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2011.

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