Form 10-K
period 2011-12-31
PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2012-03-29
CIK 1235662, 1299109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 333-117800

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
·
The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), which owns and operates the Evangeline Downs Racetrack and Casino, or “racino”, in St. Landry Parish, Louisiana, and four off-track betting parlors (“OTB”) in Louisiana (the New Iberia OTB was closed in January 2012);

·	Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), which owns and operates the Diamond Jo casino in Worth County, Iowa;
·	Belle of Orleans, L.L.C., a Louisiana limited liability company (“ABC”), which owns and operates the Amelia Belle casino in Amelia, Louisiana; and
·	Kansas Star Casino, LLC, a Kansas limited liability company (“KSC”), which owns and operates the Kansas Star Casino, Hotel and Event Center (“Kansas Star”) in Mulvane, Kansas.

In addition, PGL is the parent of wholly owned Peninsula Gaming Corp., a Delaware corporation (“PGC”), which was formed in 2004 and has no assets or operations.

As used herein, unless otherwise stated or the context otherwise refers to PGL individually, the terms “we”, “us”, “our” or the “Company” refer to PGL and its subsidiaries.

We currently operate five reportable segments: (1) the gaming operations of DJL, consisting of the Diamond Jo casino in Dubuque, Iowa (“Diamond Jo”), (2) the gaming operations of EVD, consisting of the casino, racetrack and OTBs operated by EVD in Louisiana (“Evangeline Downs”), (3) the gaming operations of DJW, consisting of the casino in Worth County, Iowa (“Diamond Jo Worth”), (4) the gaming operations of ABC, consisting of the Amelia Belle riverboat casino in Amelia, Louisiana (“Amelia Belle”), and (5) the gaming operations of KSC, consisting of the Kansas Star in Mulvane, Kansas. We do not have any assets or operations located outside of the United States of America.  See Note 11 to the consolidated financial statements for financial information about our segments.

Our address is 301 Bell Street, Dubuque, Iowa 52001 and our telephone number is (563) 690-4975. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, filed by us with the Securities and Exchange Commission (“SEC”), are available on the SEC’s website at http://www.sec.gov.

Business

Diamond Jo. On December 10, 2008, DJL opened its new land-based casino to the public.  The new Diamond Jo is a two-story, approximately 188,000 square foot facility located in the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque, Iowa and is accessible from each of the major highways in the area.  The Diamond Jo includes 987 slot machines and 19 table games. Additional amenities include a 30-lane state of the art bowling center, a 33,000 square foot event center and two banquet rooms.  The new facility also features five dining outlets, The Kitchen Buffet, a 184-seat live action buffet, 133-seat Woodfire Grille, the casino’s signature high-end restaurant, 124-seat Mojo’s sports bar, a deli and a snack shop, as well as three full service bars located on or near the casino floor.  The Diamond Jo is open 24 hours per day, seven days per week.

The Diamond Jo has approximately 815 surface parking spaces conveniently available to our patrons, together with valet parking. In addition, the City of Dubuque, Iowa (the “City”) opened a four-story public parking facility in 2008 adjacent to the casino.  The parking facility includes 1,080 parking spaces and offers free parking to the public with direct access to the new casino facility from all four levels of the parking facility.  In addition, a third party operates a 193-room hotel directly across the street from the new casino facility.

Evangeline Downs. The Evangeline Downs Racetrack and Casino is located in Opelousas, Louisiana.  This land-based facility has a southern Louisiana Cajun roadhouse theme on the exterior, with a complimentary regional Acadian atmosphere on the interior.  The racino currently includes a casino with 1,424 slot machines, an approximately 23,000 square foot event center which opened in February 2010, parking spaces for approximately 2,345 cars, and several dining options.  Our dining venues include a 353-seat Cajun buffet, a 140-seat fine-dining Blackberry’s restaurant, a 60-seat Gumbo bar, a 90-seat Café 24/7 and a 120-seat Mojo’s sports bar with an 88-seat patio.  In addition, a raised bar and lounge area known as Zydeco’s occupies the center of our casino floor.  In the clubhouse, Silk’s Fine Dining offers a varied menu and the grandstand area contains a concession and bar for our patrons’ convenience.  The racino includes a one-mile dirt track, a 7/8 mile turf track, stables for 980 horses, a grandstand and clubhouse seating for 1,295 patrons, and apron and patio space for an additional 3,000 patrons.  EVD is open 24 hours per day, seven days per week.

In addition, an affiliate of EVD opened a 117-room hotel adjacent to EVD’s racino in November 2010. The hotel includes 41 suites, two meeting rooms and an indoor pool.

EVD currently operates four OTBs in Louisiana in each of Port Allen, Henderson, Eunice, and St. Martinville.  In January 2012, we closed our New Iberia OTB.  Each of these OTBs offers simulcast pari-mutuel wagering and video poker seven days a week and is equipped to serve alcoholic and non-alcoholic beverages and food. The Port Allen facility offers off-track betting, 64 video poker machines, a full-service bar, a cafe and a VIP lounge.  The Henderson OTB offers off-track betting, 42 video poker machines and features a restaurant and full service bar.  The Eunice facility offers off-track betting, 69 video poker machines, a full service bar and private parking for its patrons.  In June 2010, the St. Martinville OTB opened which offers pari-mutuel wagering and food and beverage options.  In September 2010, EVD began offering video poker at this new OTB and currently has 66 video poker games. Under Louisiana’s racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of our Evangeline Downs racetrack, which effectively gives us the exclusive right, at our option, to operate additional OTBs within such a radius, provided that such OTB is not also within a 55-mile radius of another horse racetrack.

Diamond Jo Worth.  The Diamond Jo Worth land-based casino is located in Northwood, Iowa which is located in north-central Iowa, near the Minnesota border and approximately 30 miles north of Mason City. Our casino is situated on a 36-acre site approximately an equal distance between Minneapolis, Minnesota and Des Moines, Iowa at the intersection of Interstate 35 and Highway 105. The exterior design of Diamond Jo Worth incorporates a regional gristmill and riverboat theme, with a complementary riverside docking facility atmosphere on the interior. The Diamond Jo Worth casino currently has 972 slot machines, 22 table games and 7 poker tables in operation, as well as parking spaces for 1,283 vehicles, a 5,200 square foot event center and several dining options, including the Kitchen Buffet, a 190-seat buffet restaurant and our 114-seat Woodfire Grille, the casino's high-end restaurant. Diamond Jo Worth is open 24 hours per day, seven days a week. There is a 100-room hotel adjacent to the casino, which is owned and operated by a third party. Under an agreement between DJW and the third party operator, DJW has the option to purchase the hotel from the third party operator. DJW also operates a convenience store and gas station at the site.  In March 2011, an additional 60-room hotel opened, which is owned and operated by a third party and provides additional hotel room capacity for casino guests.

Amelia Belle Casino. On October 22, 2009, PGL acquired the Amelia Belle Casino, in Amelia, Louisiana, which is located in south-central Louisiana. The Amelia Belle Casino is a three level riverboat with gaming located on the first two decks and includes 838 slot machines, 17 table games and 3 poker tables. The third deck of the riverboat includes a 119-seat buffet and a banquet room. The Amelia Belle Casino has parking spaces for 585 vehicles. Amelia Belle is open seven days per week.

Kansas Star Casino. The Kansas Star serves as Lottery Gaming Facility Manager for the South Central Gaming Zone on behalf of the Kansas Lottery pursuant to a Management Contract that became effective on January 14, 2011 (“Kansas Management Contract”).  We began construction of the Kansas Star in March 2011.  In December 2011 we completed construction of our 162,000 square foot indoor event facility, and on December 20, 2011 began casino operations, utilizing this space in the interim, while the remaining casino facilities are being constructed. We are currently operating 1,411 slot machines and 32 table games, and a 5 table poker room in the interim facility. Construction of the first phase of the permanent casino facilities are ongoing and are expected to be completed by January 2013. Upon completion of the first phase, the casino is expected to be comprised of 1,836 slot machines, 45 table games, 10 poker tables, 150 hotel rooms, approximately 2,800 parking spaces, a 250-seat buffet, a 140-seat steakhouse, a deli, and a casino bar as well as a sports themed bar. We then plan on converting the 162,000 square foot indoor event facility that is currently serving as our interim facility, into a multi-use event center.

The second phase of construction is scheduled for completion by January 2015, and will include 164 additional slot machines (thus expanding to 2,000 slot machines), an equine complex with multiple arenas and barn facilities, 750 additional parking spaces, parking for 80 recreational vehicles, and 150 additional hotel rooms (bringing the total to 300 rooms).  We expect the total development cost of the Kansas Star facility to be approximately $329 million.

Competition

All our gaming properties face competition from other gaming operations. The decision to visit one of our properties over that of a competitor is influenced by a number of factors including, but not limited to, customer service, slot machine payouts, slot loyalty programs and convenience. In addition, our competitors may offer amenities that our properties may not have. Our competitors may also have less debt than we do, which may permit them to react more quickly than we can to changes in their gaming market and the gaming industry.

Diamond Jo. The Diamond Jo’s principal competition is the only other licensed gaming facility in Dubuque, the Mystique Casino (“Mystique”), a pari-mutuel greyhound racing facility. Mystique is located approximately three miles north of the Port of Dubuque and offers some amenities that Diamond Jo does not have, including live and simulcast greyhound racing, and, on a limited basis, simulcast horse racing. As a not-for-profit organization, Mystique has developed strong relationships with the local community and city officials by distributing a percentage of its cash flow, through contributions, to the City and local charities. Mystique’s facility includes 976 slot machines, 19 table games and 4 poker tables. Mystique is owned and operated by the Dubuque Racing Association (“DRA”). DJL also faces competition to a lesser extent from casinos in Marquette, Iowa to the north, Davenport and Bettendorf, Iowa to the south and Waterloo, Iowa to the west.

Evangeline Downs. EVD's primary market is the area in and around Lafayette, Louisiana.  The nearest competitor to Evangeline Downs is a Native American casino located approximately 50 miles to the north of the racino several miles off of Interstate 49 in Marksville, Louisiana. Beyond that, patrons in Lafayette need to drive approximately 75 miles to reach riverboat casinos in Baton Rouge and approximately 100 miles to reach riverboat casinos in Lake Charles and a Native American casino in Kinder. We also face competition from truck stop video poker parlors and OTBs in the areas surrounding Lafayette and Opelousas, Louisiana.

Louisiana law currently places limitations on the number and types of gaming facilities that may operate in the state. Currently, there are only four horse racetracks in Louisiana with licenses to conduct live racing. Under the Pari-Mutuel Act, each of the four horse racetracks (including our racino) is permitted to install slot machines at its facilities. The horse racetrack nearest to the racino site that is allowed to have gaming operations is located in Vinton, Louisiana, near Lake Charles, which is more than 100 miles away from the racino. In addition, current Louisiana law permits only 15 riverboat gaming licenses. Also, under current Louisiana law, the only non-Native American land-based casino permitted to operate in the state is the land-based casino currently operating in New Orleans, more than 100 miles from Lafayette. Native American gaming facilities operate pursuant to compacts with the State of Louisiana. There currently are only four federally-recognized Native American tribes in Louisiana and only three Native American casinos are currently operating in Louisiana, the closest being in Marksville, which is approximately 50 miles from Evangeline Downs.

    Diamond Jo Worth. Diamond Jo Worth’s primary competition is the Native American gaming operations in Minnesota, the closest being approximately 110 miles from the Diamond Jo Worth casino. In addition, Diamond Jo Worth also faces competition from a casino in Emmetsburg, Iowa, approximately 90 miles from the Diamond Jo Worth casino and a casino in Waterloo, Iowa, which is located approximately 120 miles from the Diamond Jo Worth casino.

Amelia Belle Casino. The Amelia Belle Casino faces competition from Cypress Bayou Casino in Charenton, Louisiana approximately 35 miles to the northeast of Amelia, the Belle of Baton Rouge Casino, the Hollywood Casino and L’Auberge Baton Rouge (which is expected to open in the summer of 2012) in Baton Rouge, Louisiana, approximately 70 miles to the northeast of Amelia, Louisiana and from Boomtown Casino in Harvey, Louisiana and Treasure Chest Casino in Kenner, Louisiana, both approximately 70 miles east of Amelia. Additionally, Louisiana's only non-Native American land-based casino, Harrah's New Orleans, is located approximately 80 miles to the east of Amelia.  The nearest horse racetrack that is allowed to have gaming operations is also located in New Orleans, Louisiana.  The Amelia Belle also faces competition from truck stop video poker parlors and OTBs in the areas surrounding Amelia, Louisiana.

Kansas Star Casino. The Kansas Star is located approximately 33 miles north of the Kansas/Oklahoma border and faces competition from established gaming facilities in Kansas and Oklahoma, including First Council Casino, Native Lights Casino, and Kaw Southwind Casino, which are located in Newkirk, Oklahoma approximately 40 miles south of the Kansas Star. The Kansas Star’s closest competitors in Kansas are located approximately 175 miles west in Dodge City, Kansas and 175 miles northeast, in Mayetta, Kansas.

Employees

We maintain a staff of approximately 340 to 355 full-time equivalent employees at the Diamond Jo, a staff of approximately 520 to 610 full-time equivalent employees at Evangeline Downs, a staff of approximately 300 to 315 full-time equivalent employees at the Diamond Jo Worth, a staff of approximately 275 to 300 full-time equivalent employees at the Amelia Belle, and a staff of approximately 510 to 535 full-time equivalent employees at the Kansas Star, depending upon the time of the year. None of our employees are covered by a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage, and believe we maintain good relations with our employees.

  Regulatory Matters

We and our subsidiaries are subject to regulation by the State of Iowa, the State of Louisiana, the State of Kansas and, to a lesser extent, by federal law. This includes regulations that apply specifically to live racing facilities and the gaming and pari-mutuel industry, in addition to regulations applicable to businesses generally. Our racino is subject to the Pari-Mutuel Act and the Louisiana Horse Racing Act. Laws and regulations applicable to our current racetrack and our racino are administered by the Louisiana State Gaming Control Board and the Louisiana State Racing Commission. Legislative or administrative changes in applicable legal requirements, including legislation to prohibit casino gaming, have been proposed in the past. It is possible that the applicable requirements to operate an Iowa, Louisiana or Kansas gaming facility will become more stringent and burdensome, and that taxes, fees and expenses may increase. It is also possible that the number of authorized gaming licenses in Iowa, Louisiana or Kansas may increase, which would intensify the competition that we face. Our failure to comply with detailed regulatory requirements may be grounds for the suspension or revocation of one or more of our respective licenses, which would have a material adverse effect on our respective businesses.

Iowa Gaming Regulation

Our Diamond Jo and Diamond Jo Worth operations are subject to Chapter 99F of the Iowa Code and the regulations promulgated under that Chapter, and the licensing and regulatory control of the Iowa Racing and Gaming Commission. Our license is subject to annual renewal.

Under Iowa law, the legal age for gaming is 21 years of age, and wagering on a “gambling game” is legal when conducted by a licensee on the gaming floor of an “excursion gambling boat” or a "gambling structure." An “excursion gambling boat” is an excursion boat or moored barge and a "gambling structure" is any man-made stationary structure that does not contain a race track and is approved by the Iowa Racing and Gaming Commission. A “gambling game” is any game of chance authorized by the Iowa Racing and Gaming Commission.

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

·
DJL is required to pay to the DRA 4.5% of DJL’s adjusted gross receipts. These payments approximated $3.1 million, $3.1 million and $3.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In a separate agreement with the City, we extended our leases for certain real property, including various parking lots around the casino, through December 2018.  The current lease calls for lease payments of $500,000 annually. However, under DJL’s operating agreement with the DRA, the DRA is required to reimburse DJL for all lease payments paid to the City as described in this paragraph.

The Worth County Development Authority (“WCDA”), a not-for-profit corporation, was organized on July 14, 2003 for the purpose of serving as a qualified sponsoring organization for an excursion gambling boat license to be held in Worth County, Iowa. Pursuant to an operator’s agreement with the WCDA (the “WCDA Operating Agreement”), DJW is entitled to own and operate a gambling facility in Worth County, Iowa. As the “qualified sponsoring organization” for DJW, WCDA receives 5.76% of DJW’s adjusted gross receipts. In 2011, 2010 and 2009, DJW expensed $5.0 million, $4.7 million, and $4.6 million, respectively, under this agreement.  The WCDA Operating Agreement expires on March 31, 2015, but is subject to automatic three-year renewal periods.

Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming. The electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming on May 17, 1994, by referendum, with 80% of the electorate voting in favor of gaming conducted by DJL. The electorate of Worth County, Iowa, approved gaming on June 24, 2003, by referendum, including gaming conducted by DJW, with 75% of the electorate voting in favor. In 2011, the legislature amended the law to remove the requirement for referendums to be conducted every eight years if a proposition to operate gambling games is approved by a majority of the county electorate voting on the proposition in two successive elections.  Because both DJL and DJW have had two successive referendums approving the proposition allowing for the operation of gambling games, no further referendums approving a proposition to operate gambling games are required for DJL and DJW.

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

Iowa has a graduated wagering tax on excursion gambling boat gaming equal to 5% of the first one million dollars of adjusted gross receipts, 10% on the next two million dollars of adjusted gross receipts and 22% on adjusted gross receipts of more than three million dollars. In addition, Iowa excursion gambling boats and gambling structures share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa. For the fiscal year ending December 31, 2011, DJL’s and DJW’s share of such expenses were approximately $0.9 million each. Further, DJL paid to the City a fee equal to $.50 per admission into the casino through June 30, 2009.  In June 2009, DJL and the City entered into an agreement in which DJL agreed to pay to the City a flat fee of $500,000 per year in lieu of the $0.50 per admission fee.

In connection with obtaining its gaming license, DJW was required to pay under an executory agreement a license fee of $5.0 million payable in five equal annual installments of $1.0 million.  DJW paid the final installment in May 2009.

If the Iowa Racing and Gaming Commission decides that a gaming law or regulation has been violated, the Iowa Racing and Gaming Commission has the power to assess fines, revoke, or suspend licenses or to take any other action as may be reasonable or appropriate to enforce the gaming rules and regulations. In addition, renewal is subject to, among other things, continued satisfaction of suitability requirements.

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

The Horse Racing Act and The Pari-Mutuel Act

The Horse Racing Act has been in effect since 1968 and is the basis for the current statutory scheme regulating live and off-track betting for horse racing in Louisiana. The Horse Racing Act states, among other things, that certain policies of Louisiana with respect to horse racing are to: (i) encourage the development of the business of horse racing with pari-mutuel wagering on a high plane; (ii) encourage the development of the breeding and ownership of race horses; (iii) regulate the business of horse racing by licensed horse racing tracks in the state and to provide the orderly conduct of racing; (iv) provide financial assistance to encourage the business of racing horses; and (iv) provide a program for the regulation, ownership, possession, licensing, keeping and inoculation of horses. In the 2011 legislative session, the law was amended to allow licensed operators of pari-mutuel live horse racing facilities to conduct account wagering.

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

In 2000, we received from the Louisiana State Racing Commission a license to conduct live race meets and to operate pari-mutuel wagering at our prior facility. The initial term of the license was renewed on April 20, 2007 for 10 years or through April 19, 2017. On December 19, 2002, we received approval to transfer our operations under our license from Lafayette Parish to St. Landry Parish upon completion of our new horse racetrack. As a condition to the approval of our racing license, we are required to offer pari-mutuel wagering in the defined casino gaming space at the time we conduct slot machine gaming. Our racino includes monitors and other equipment to facilitate live and simulcast wagering within the casino area in compliance with this condition.

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

We received our gaming license to operate slot machines at our racino from the LGCB on January 21, 2003, and it was renewed on December 11, 2007.  The license is for five years and must be renewed 60 days before January 21, 2013.  The LGCB retains absolute discretion over the right to renew our license.

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

ABC’s gaming license authorizes the use of 30,000 square feet of designated gaming space which currently includes 838 slot machines, 17 table games and 3 poker tables.  If ABC wants to change the configuration of its gaming space, it must once again seek and obtain approval of both the Division and the LGCB.  Although we have obtained our license to conduct gaming operations, we continue to be subject to ongoing monitoring and compliance requirements by the LGCB and the Division.

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

Kansas Gaming Regulation

The state gaming regulations in Kansas provide for four designated gaming zones, with a single state sanctioned casino to be located in each such zone. Instead of issuing gaming licenses, Kansas regulations authorize a gaming operation through the execution of a management contract between the State of Kansas and the commercial gaming operator. Like a license, the management contract confers the exclusive right to operate the lottery gaming business in the designated gaming zone for a period of 15 years from commencement of operations, which may be renewed by the Kansas Lottery Commission. The management contract gives the gaming operator the right to own and develop all of the assets of the casino and related amenities (except for lottery games, including slot machines and table games) and manage the operation of the games on behalf of the State of Kansas. Subject to the approval of the Executive Director of the Kansas Lottery, the gaming operator purchases the games on behalf of the State of Kansas and transfers title to the State of Kansas for the duration of the contract. If this management agreement were to eventually expire, title to these games would be transferred to the gaming operator if legally permitted, or the games would be sold and the State of Kansas would convey the residual value of such games to the gaming operator. The State of Kansas retains the discretion to renew or renegotiate the management contract at the expiration of the initial 15-year term.

On January 14, 2011, we received final approval by the State of Kansas to develop, construct and operate a casino in the South Central Gaming Zone. On December 17, 2011, we received approval in the form of Final Certification from the Kansas Racing and Gaming Commission (“KRGC”) to open Kansas Star Casino and we opened to the public on December 20, 2011.  Pursuant to the terms of the Kansas Management Contract, the State will retain 27-31% of gross gaming revenue, based on a tiered revenue structure, and we will receive the balance of gross gaming revenue and retain all non-gaming revenue.

As a Lottery Gaming Facility Manager, we are subject to regulation by both the Kansas Lottery Commission and the KRGC.  These regulations require us to comply with strict operating, accounting and audit procedures.  Additionally, pursuant to the Kansas Management Contract, the Executive Director of the Kansas Lottery has approval rights over certain operational areas such as advertising, promotions and marketing materials as well as the purchase, lease, sale or transfer of lottery facility games. Pursuant to the Expanded Lottery Gaming Act, officers, directors, key employees and persons owning directly or indirectly 0.5% or greater interest in a lottery gaming facility manager are required to be certified by the KRGC.  Such certification requires the person to submit to a background investigation and includes compliance with such security, fitness and background investigations and standards as the executive director of the KRGC deems necessary to determine whether such person’s reputation, habits or associations pose a threat to the public interest of the state or to the reputation of or effective regulation and control of the lottery gaming facility or racetrack gaming facility.

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

Our future operating performance could be adversely affected by disruptions and reduced patronage of our properties as a result of poor economic conditions, severe weather and other factors. The impact of these factors will be more significant to us than it would be to a more diversified gaming company. Any or all of our properties could be completely or partially closed due to, among other things, severe weather, casualty, mechanical failure, including the failure of our slot machines, physical damage or extended or extraordinary maintenance or inspection. For example, Hurricane Gustav forced the closure of Evangeline Downs for five days in 2008 and, prior to our acquiring ABC, Hurricane Katrina caused the shut down of the Amelia Belle Casino from August 2005 to May 2007. In May 2011, the Amelia Belle was negatively impacted by the opening of the Morganza Spillway, due to the imminent threat of severe flooding. Severe or inclement weather may also cause the closure of, or limit the travel on, highways that provide access to our properties and could reduce the number of people visiting these facilities. In addition, to maintain our gaming license for our racino, we must conduct a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the racetrack, and poor weather conditions may make it difficult for us to comply with this requirement. Although we maintain insurance policies, insurance proceeds may not adequately compensate us for all economic consequences of any such event.

We are also vulnerable to any adverse changes in general political, financial and economic conditions (including as a result of international conflict) and any negative economic, competitive, demographic or other conditions affecting the states of Iowa, Kansas and Louisiana, the cities in which we operate and the surrounding areas from which we expect to attract patrons. If the economy of any of these areas suffers a downturn or if any of these areas’ larger employers lay off workers, we may be adversely affected by the decline in disposable income of affected consumers. In addition, the current recession or further downturn in the general economy, or in a region constituting a significant source of customers for our properties, including the oil and gas industry in Louisiana, could have a negative impact on our operations. Any of the foregoing factors could limit or result in a decrease in the number of patrons at any of our properties or a decrease in the amount that patrons are willing to wager.

We have had a net loss in recent years and may experience net losses in the future.

We had net losses for the years ended December 31, 2011, 2009 and 2007 of $10.3 million, $13.4 million (including $22.5 million related to a loss on early retirement of debt) and $5.2 million, respectively. As we continue to execute our business strategy, we may experience net losses in the future, which could have an adverse affect on our business, prospects, financial condition, results of operations, and cash flows.

If we fail to meet the minimum live racing day requirements, our gaming license with respect to the racino will be canceled and all slot machine gaming at the racino must cease.

Louisiana gaming regulations and our gaming license for the Evangeline Downs require that we, among other things, conduct a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the horse racetrack. Live racing days typically vary in number from year to year and are based on a number of factors, many of which are beyond our control, including the number of suitable race horses and the occurrence of severe weather. If we fail to have the minimum number of live racing days, our gaming license with respect to the racino may be canceled, and the casino will be required to cease operations. Any cessation of our operation would have a material adverse affect on our business, prospects, financial condition, results of operations and cash flows.

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

In Dubuque, Iowa, we face competition primarily from Mystique, a pari-mutuel greyhound racing facility. The Mystique is owned and operated by the DRA. Besides Mystique, we also currently face limited competition from other gaming facilities located approximately 60 to 120 miles from our operations in Dubuque.

Our primary competition at the Diamond Jo Worth casino is from the Native American gaming operations in Minnesota, the closest being approximately 110 miles from the Diamond Jo Worth casino. In addition, a casino in Emmetsburg, Iowa, is located approximately 90 miles from Diamond Jo Worth casino.

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

The Amelia Belle Casino faces competition from Cypress Bayou Casino in Charenton, Louisiana (approximately 35 miles to the northeast), the Belle of Baton Rouge Casino and the Hollywood Casino in Baton Rouge, Louisiana and L’Auberge Baton Rouge which is expected to open in the summer of 2012 (approximately 70 miles to the northeast) and from Boomtown Casino in Harvey, Louisiana and Treasure Chest Casino in Kenner, Louisiana (both approximately 70 miles east). Additionally, Louisiana’s only non-Native American land-based casino, Harrah’s New Orleans, is located approximately 80 miles to the east of Amelia. The nearest horse racetrack that is allowed to have gaming operations is also located in New Orleans, Louisiana. The Amelia Belle Casino also faces competition from truck stop video poker parlors and OTBs in the areas surrounding Amelia, Louisiana. See “Business – Competition” for more information about competition.

The Kansas Star is located approximately 33 miles north of the Kansas/Oklahoma border and faces competition from established gaming facilities in Kansas and Oklahoma, including First Council Casino, Native Lights Casino, and Kaw Southwind Casino, which are located in Newkirk Oklahoma approximately 60 miles south of the Kansas Star. In addition to potential expansion of gaming facilities in Oklahoma, the Kansas Star may face additional competition in the Wichita, Kansas metropolitan area. The Wyandotte Nation of Oklahoma has filed an application with the U.S. Department of Interior to have certain land located in Park City, Kansas (in the Wichita metro area) taken into trust by the U.S. Government and to permit gaming. If successful, the Wyandotte Nation would be permitted to open a Class II gaming facility, and upon negotiation of a compact with the State of Kansas would be permitted to open a Class III gaming facility. In July 2011, the Wyandotte Nation brought suit against the Secretary of the U.S. Department of Interior to compel the Secretary to take the Park City land into trust.  This litigation is ongoing.

The Kansas Star could, in the future, face competition from the Wichita Greyhound Park, located approximately 30 miles away in Park City, Kansas.  While gaming is not currently permitted in Sedgwick County, Kansas (the site of the Wichita Greyhound Park) the Kansas Expanded Lottery Act permits the installation of slot machines at race tracks under certain conditions.  If the Kansas legislature authorized a new gaming referendum in Sedgwick County and such referendum was approved, and certain other regulatory conditions were satisfied, the Wichita Greyhound Park could be permitted to install slot machines

We could also face additional competition if Louisiana, Iowa or Kansas or any of the states bordering Iowa, Louisiana or Kansas (i) adopts laws authorizing new or additional gaming or (ii) grants new licenses to licensees located in and around the markets in which we operate.

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

Increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including updating slot machines to reflect changing technology, refurbishing public service areas periodically, replacing obsolete equipment on an ongoing basis and making other expenditures to increase the attractiveness and add to the appeal of our facilities. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position could be materially adversely affected.

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

The legislation permitting gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” Such “qualified sponsoring organizations” may operate the gambling structure itself, subject to satisfying necessary licensing requirements, or it may enter into an agreement with an operator to operate gambling on its behalf. An operator must be approved and licensed by the Iowa Racing and Gaming Commission. The DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and, pursuant to the Amended DRA Operating Agreement, has served as the “qualified sponsoring organization” of the Diamond Jo since March 18, 1993. The term of the Amended DRA Operating Agreement expires on December 31, 2018. The WCDA, pursuant to the WCDA Operating Agreement, serves as the “qualified sponsoring organization” of Diamond Jo Worth. The term of the WCDA Operating Agreement expires on March 31, 2015, and is subject to automatic three-year renewal periods. If the Amended DRA Operating Agreement or WCDA Operating Agreement were to terminate, or if the DRA or WCDA were to otherwise discontinue acting as our “qualified sponsoring organization” with respect to our operation of the Diamond Jo or Diamond Jo Worth, respectively, and we were unable to obtain approval from the Iowa Racing and Gaming Commission to partner with an alternative “qualified sponsoring organization” as required by our gaming license, we would no longer be able to continue our Diamond Jo or Diamond Jo Worth operations, which would materially and adversely affect our business, results of operations and cash flows.

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

Legislation in various forms to ban indoor tobacco smoking has recently been enacted or introduced in many states and local jurisdictions, including the jurisdictions in which we operate. The current restrictions limit the areas in which smoking in the casinos is permitted in the jurisdictions in which we operate. If additional restrictions on smoking are enacted in such jurisdictions, particularly if such restrictions ban tobacco smoking on the casino gaming floor, our business could be materially and adversely affected.

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

Any disciplinary action with respect to any of our liquor licenses could, and any failure to renew or revocation of our liquor licenses, have a material adverse effect on our business.

An increase in the taxes and fees that we pay could have a material adverse effect on us, and might reduce the cash flow available to service our indebtedness.

We are subject to significant taxes and fees relating to our gaming operations, which are subject to increase at any time. Currently, in Iowa, we are taxed at an effective rate of approximately 21% of our adjusted gross receipts by the State of Iowa, we pay the city of Dubuque a fee equal to $500,000 per year and we pay a fee equal to 4.5% and 5.76% of adjusted gross receipts to the DRA and WCDA, respectively. In addition, all Iowa gaming licensees share equally in costs of the Iowa Racing and Gaming Commission and related entities to administer gaming in Iowa, which is currently approximately $0.9 million per year per facility. Currently, at Evangeline Downs, we are taxed at an effective rate of approximately 36.5% of our adjusted gross slot revenue and pay to the Louisiana State Racing Commission a fee of $0.25 for each patron who enters the racino on live race days from the hours of 6:00 pm to midnight, enters the racino during non-racing season from the hours of noon to midnight Thursday through Monday, or enters any one of our OTBs. Our Amelia Belle riverboat casino in Louisiana pays an annual state gaming tax rate of 21.5% of adjusted gross receipts. Additionally, ABC has an agreement with the Parish of St. Mary to permit the berthing of the riverboat casino in Amelia, Louisiana. That agreement provides for percentage fees based on the level of net gaming revenue as follows: the first $60 million, 2.5%; $60 to $96 million, 3.5%; and greater than $96 million, 5.0%. The annual minimum fee due under the agreement is $1.5 million. The Kansas Star, pursuant to its Management Contract with the State of Kansas pays total taxes of between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. KSC is also contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which are estimated to be approximately $3.9 million on an annual basis.

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

We have reviewed environmental assessments, in some cases including soil and groundwater testing, relating to our currently owned and leased properties in Dubuque, Iowa, and other properties we may lease from the City of Dubuque or other parties. As a result, we have become aware that there is contamination present on some of these properties apparently due to past industrial activities. Additionally, the location of the Kansas Star is the site of several non-operational oil wells, the remediation of which has been addressed in connection with the construction of the development project. With respect to parcels we currently own or lease, we believe, based on the types and amount of contamination identified, the anticipated uses of the properties and the potential that the contamination, in some cases, may have migrated onto our properties from nearby properties, that any cost to clean up these properties will not result in a material adverse effect on our earnings and cash flows. We have also reviewed environmental assessments and are not aware of any environmental liabilities related to our properties at EVD, DJW and ABC.

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

From time to time we evaluate attractive acquisition opportunities involving casino and other gaming operations. This strategy involves numerous risks, including:

•	an inability to obtain sufficient financing to complete an acquisition;

•	an inability to negotiate definitive acquisition agreements on satisfactory terms;

•	difficulty in integrating the operations, systems and management of acquired assets and absorbing the increased demands on our administrative, operational and financial resources;

•	the diversion of our management’s attention from its other responsibilities;

•	the loss of key employees following completion of an acquisition;

•	the failure to realize the intended benefits of and/or synergies created by an acquisition;

•	being subject to unknown liabilities; and

•	the need for a greater amount of capital, infrastructure or other spending than anticipated.

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

The development of the Kansas Star facility entails significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events not within our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize or prevent the completion of the project or otherwise affect the design and features of the Kansas Star facility.

We have entered into a fixed-price, or guaranteed maximum price, contract with a construction manager for the construction of the first phase of the Kansas Star facility, however there is no guarantee we will be able to do so with respect to construction of the final phase of the development. As a result, we may be required to rely heavily on our in-house development and construction team to manage construction costs and coordinate the work of the various trade contractors. The lack of any fixed-price contract with a construction manager or general contractor for construction of the final phase would put more of the risk of cost-overruns on us. If we are unable to manage costs or we are unable to raise additional capital required to complete the Kansas Star facility, we may not be able to complete the project, which may have an adverse impact on our business and prospects for growth.

The anticipated costs and completion date for the Kansas Star facility are based on a budget, design, development and construction documents and schedule estimates that we have prepared with the assistance of architects and are subject to change as the design, development and construction documents are finalized and actual construction work is performed. Our contract with the State of Kansas contractually commits us to open the various phases of our project by certain designated dates. A failure to complete the Kansas Star facility on schedule could result in the termination of our management contract with the State of Kansas and adversely affect our financial condition, results of operations, or cash flows.

The development costs of the Kansas Star facility are estimates only, and actual development costs may be higher than expected.

We have developed our budgets based on our plans, which are subject to change. We expect the total development cost of the Kansas Star facility to be approximately $329 million, including the privilege fee, construction costs, land acquisition costs, development costs relating to a hotel which is being developed by a third party, costs of furniture, fixtures and equipment, pre-opening expenses, initial cage cash, and other development costs. While we believe that the overall budget for the development costs for the Kansas Star facility is reasonable, these development costs are only estimates and the actual development costs may be significantly higher than expected. Unforeseen or unexpected difficulties or delays during construction may also adversely impact the Kansas Star facility’s budget. Our inability to pay development costs as they are incurred will negatively affect our ability to complete the Kansas Star facility on time.

Our contract with the State of Kansas requires us to open the Kansas Star and complete various phases of construction by specified dates.

Our Lottery Gaming Facility Management Contract with the State of Kansas contractually obligates us to open certain phases of our project by certain specified dates. For example, with certain exceptions, our permanent gaming facility must be completed by January 14, 2013, and our entire construction project (as set forth in the Management Contract) must be completed no later than January 14, 2015. If we fail to meet these future completion dates, we would be in breach of the Management Contract. If we breach our Management Contract, the State of Kansas has certain remedies, up to and including cancellation of our contract, which if it occurred, would cause a material adverse impact with respect to our business, results of operations, cash flows and financial condition.

There are significant risks associated with major construction projects that may prevent completion of the Kansas Star facility on time and within our estimated budget.

The budget estimated for completion of future phases of the Kansas Star facility is based on preliminary projections, conceptual design documents and schedule estimates that have been prepared with the assistance of our architects and construction manager and is subject to change as the plans and design documents are developed and as contract packages are let into the marketplace, for such remaining phases.

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

•	labor disputes or work stoppages;

•	disputes with and defaults by contractors and subcontractors;

•	site conditions differing from those anticipated;

•	environmental issues, including the discovery of unknown environmental contamination;

•	health and safety incidents and site accidents;

•	weather interferences or delays;

•	fires and other natural disasters;

•	other unanticipated circumstances or cost increases; and

•	failure to obtain necessary licenses, permits, entitlements or other governmental approvals.

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

We have substantial indebtedness. As of December 31, 2011, we had approximately $706.5 million of total debt outstanding. We and our subsidiaries will be permitted under the indentures governing the PGL Notes and the agreements governing our credit facilities to incur additional indebtedness in the future. If new debt were to be incurred in the future, the related risks could intensify.

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

•
limit our ability to obtain additional financing to fund our working capital requirements, capital expenditures, debt service, costs to complete the various development projects at ABC, DJL, DJW, EVD, KSC, and general corporate or other obligations;

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

The indentures governing the PGL Notes and the agreement governing the PGL Credit Facility contain, and any other future debt agreements may contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business. These covenants place restrictions on our ability and the ability of our restricted subsidiaries to, among other things:

•	pay dividends, redeem stock, or make other distributions or restricted payments;

•	incur indebtedness or issue preferred membership interests;

•	make certain investments;

•	create liens;

•	agree to payment restrictions affecting the restricted subsidiaries;

•	consolidate or merge;

•	sell or otherwise transfer or dispose of assets, including equity interests of our restricted subsidiaries;

•	enter into transactions with our affiliates;

•	make capital expenditures;

•	designate our subsidiaries as unrestricted subsidiaries; and

•	use the proceeds of permitted sales of our assets.

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

PGP is our sole managing member. Generally, limited liability companies (“LLCs”) are intended to provide both the limited liability of the corporate form for their members and certain advantages of partnerships, including “pass-through” income tax treatment for members, and thus have attributes of both corporations and partnerships. LLCs and their members have been involved in relatively few bankruptcy cases as debtors, and there has been little reported judicial authority addressing bankruptcy issues as they pertain to LLCs. There is some authority that the bankruptcy of a partnership’s general partner may lead to the winding up or dissolution of the partnership. It is possible that a bankruptcy court might hold, by analogy, that an LLC member’s bankruptcy would have a similar effect on an LLC. In the absence of judicial precedent, there can be no assurance as to the effect that the bankruptcy of PGP might have on our ability or the ability of our operating subsidiaries to continue in business.

Noteholders may be required to be licensed by a gaming authority and, if not so licensed, their PGL Notes will be subject to redemption.

We are required to notify the Iowa Racing and Gaming Commission and the Louisiana Gaming Control Board and the Louisiana State Racing Commission as to the identity of, and may be required to submit background information regarding, each owner, partner or any other person who has a beneficial interest of five percent or more, direct or indirect, in the Company. The Iowa Racing and Gaming Commission, the Louisiana Gaming Control Board and the Louisiana State Racing Commission may also request that we provide them with a list of persons holding beneficial ownership interests in the Company of less than five percent. Similarly, the Kansas Racing and Gaming Commission requires us to identify each owner, partner or any other person who has a beneficial ownership interest that exceeds a 0.5% threshold (with certain limited exceptions). For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The Iowa Racing and Gaming Commission, the Kansas Racing and Gaming Commission, the Louisiana Gaming Control Board and the Louisiana State Racing Commission may determine that holders of the PGL Notes have a “beneficial interest” in the Company.

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

In addition, EVD owns the land, building and improvements of the Port Allen OTB and leases the facilities that comprise the Henderson, Eunice and St. Martinville OTBs.  EVD leased the New Iberia OTB facility until the lease was terminated in the first quarter 2012.

The DJW casino and convenience store is located on 36 acres of owned land in Worth County, Iowa.   The casino building is approximately 75,000 square feet.  We currently have 1,283 parking spaces that are in close proximity to Diamond Jo Worth located on properties that we own or lease.  DJW leases 10 acres of land north of the casino that require DJW to pay $52,000 per year as rent through June 2016.  The property lease also allows for the purchase of the leased land at the expiration of the lease for a total purchase price of $750,000.

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

ABC owns approximately 5.8 acres of land adjacent to its riverboat casino. ABC has 585 surface parking spaces that are in close proximity to the casino on properties that it owns.

PGL currently leases approximately 10,876 square feet of office space in Dubuque, Iowa which serves as our corporate headquarters.

The Kansas Star is located on 202 acres of land that was purchased in March 2011. The interim casino is comprised of a 162,000 square foot building that will serve as a multi-use event center following completion of the permanent casino, which is under construction and scheduled to open no later than January 2013. The Kansas Star currently has 1,893 parking spaces located on-site. Such parking will be increased upon opening of the permanent casino and the first phase of the hotel.

All of our owned real properties, other than Pheasant Links, serve as collateral under the PGL Credit Facility and the PGL Secured Notes.

ITEM 3.	LEGAL PROCEEDINGS

 Neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such litigation would have a material effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any of PGL’s or PGC’s common equity securities.

As of December 31, 2011, PGP was the only holder of record of the common equity of PGL and PGC is a wholly-owned subsidiary of PGL. In fiscal years 2011, 2010, and 2009, PGL and/or its subsidiaries paid distributions totaling $9.0 million, $9.7 million and $4.0 million, respectively, to PGP in respect of (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the Board of Managers in their capacity as board members, and (iii) tax, accounting, licensure, legal, and administrative costs and expenses of PGP. These amounts were recorded as member distributions.  In September 2010, the Company made a $1.7 million cash distribution to PGP, the proceeds of which were used by PGP to repay all of the outstanding principal and interest on a loan due to the Company.  Such loan was previously recorded as a note receivable within Total Member’s Deficit. On November 6, 2009 and again on December 8, 2011, PGP repurchased certain previously granted and vested profits interests from certain executive officers of the Company in the amount of $5.8 million and $3.0 million, respectively.  A portion of the November 2009 repurchase was funded by a distribution of $3.3 million from PGL to PGP and the December 2011 repurchase was funded by a distribution of $3.0 million from PGL to PGP.  During 2011, KSC received a contribution and assignment of the Kansas Management Contract from PGP, the original party to the Kansas Management Contract. In addition, during 2011, the Company received non-cash contributions of $4.7 million from PGP primarily for land and capitalized costs related to the Kansas Star development project that were paid by PGP.

Significant restrictions exist on our ability to make member distributions. See Note 4 to the consolidated financial statements for information on such restrictions.

ITEM 6.                      SELECTED FINANCIAL DATA

The following table represents selected consolidated financial data of PGL for the five years ended December 31, 2011.

The selected historical financial data for such periods are derived from our audited consolidated financial statements. All years presented include DJL’s operations, EVD’s gaming and horse racing operations and DJW’s operations, the years ended December 31, 2011, 2010 and 2009 also include ABC’s operations since its acquisition on October 22, 2009, and the year ended December 31, 2011 also includes KSC’s development and operations (casino opened December 20, 2011). The selected financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this document.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)
Statement of Operations Data
REVENUES:
Casino	$308,080	$293,619	$258,427	$227,269	$222,147
Racing	14,752	14,961	16,507	17,986	19,146
Video Poker	5,677	4,694	5,322	5,901	4,533
Food and beverage	27,127	26,272	23,418	16,767	15,801
Other	15,176	12,483	10,580	11,809	11,501
Less promotional allowances	(38,554)	(36,671)	(27,974)	(20,579)	(19,935)
Total net revenues	332,258	315,358	286,280	259,153	253,193
EXPENSES:
Casino	125,319	120,633	107,106	97,421	94,389
Racing	14,544	14,417	15,360	15,739	15,959
Video poker	4,599	3,717	3,908	4,349	3,751
Food and beverage	17,518	16,980	16,471	13,174	12,428
Other	10,342	8,584	7,484	7,564	7,080
Selling, general and administrative (1)	58,267	54,753	45,564	34,657	49,770
Depreciation and amortization	29,427	29,413	24,651	20,134	20,728
Pre-opening expense	10,136	33	6	785	375
Development expense	—	28	1,211	(922)	8,041
Affiliate management fees	6,185	5,756	5,318	5,401	5,218
Impairment on asset held for sale	—	—	—	831	—
Loss on disposal of assets	179	184	1,770	95	2,731
Total expenses	276,516	254,498	228,849	199,228	220,470
Income from operations	55,742	60,860	57,431	59,925	32,723
OTHER INCOME (EXPENSE):
Interest income	2,350	2,249	2,010	2,465	2,628
Interest expense, net of amounts capitalized	(68,302)	(59,598)	(50,407)	(39,634)	(40,505)
Loss from equity affiliate	(91)	(29)	—	—	—
Loss on early retirement of debt	—	—	(22,475)	—	—
Total other expense	(66,043)	(57,378)	(70,872)	(37,169)	(37,877)
Net (loss) income	$(10,301)	$3,482	$(13,441)	$22,756	$(5,154)

Ratio of earnings to fixed charges (2)	-x	1.1x	-x	1.4x	-x

	Year Ended December 31,
	2011	2010	2009	2008	2007
Cash Flow Data	(Dollars in thousands)

Cash flows from operating activities	$30,495	$37,372	$49,803	$40,394	$42,299
Cash flows used in investing activities	(105,724)	(43,109)	(134,893)	(67,601)	(50,555)
Cash flows from (used in) financing activities	123,730	(9,150)	80,922	23,812	(6,565)
Distributions to common member	(12,019)	(11,442)	(7,331)	(4,078)	(6,424)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data	(Dollars in thousands)

Current assets	$82,306	$31,686	$47,244	$52,146	$52,288
Total assets	727,230	539,805	541,934	437,276	371,927
Current liabilities	112,736	51,571	54,581	59,109	45,379
Total long-term obligations	703,157	560,103	557,128	430,150	386,170
Total member’s deficit	(88,663)	(71,869)	(69,775)	(51,983)	(59,622)
___________________

(1)
Includes a (credit) expense of $(2.4) million in 2009, $(6.6) million in 2008 and $10.3 million in 2007 related to non-cash equity based compensation.  See Note 2 to the consolidated financial statements included elsewhere in this Annual Report for more information on the non-cash equity based compensation.

(2)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as net income (loss) plus fixed charges and amortization of capitalized interest less capitalized interest. Fixed charges include interest expense on all indebtedness, including amounts capitalized, an estimate of the interest within rental expense, amortization of deferred financing costs and debt discount, and loss on early retirement of debt. Earnings were insufficient to cover fixed charges for the years ended December 31, 2011, 2009 and 2007 by $12.5 million, $13.2 million and $5.9 million, respectively.  During the year ended December 31, 2011, earnings include $10.1 million of pre-opening expenses related to KSC and fixed charges include $10.9 million of interest charges related to the issuance of $50.0 million in aggregate principal amount of PGL Unsecured Notes on February 1, 2011 and $80.0 million in aggregate principal amount of PGL Secured Notes on February 9, 2011, the proceeds of which were used, in part, to fund the development of the Kansas Star Casino which did not commence operations until December 2011.  During the year ended December 31, 2009, fixed charges include a loss on early retirement of debt of $22.5 million.

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

·	economic, competitive, demographic, business, and other conditions in our local and regional markets;

·	changes or developments in the laws, regulations, or taxes in the gaming and horse racing industry;

·
actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, members, and shareholders, as well as legislative, regulatory, judicial and other governmental authorities;

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

·	the loss of our facilities due to casualty, weather, mechanical failure, or any extended or extraordinary maintenance or inspection that may be required;

·	changes in federal or state tax obligations;

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

Executive Summary

We own and operate five casinos located in Iowa, Louisiana, and Kansas.  Our corporate offices are located in Dubuque, Iowa.  Our properties consist of:

1.	Diamond Jo Dubuque operations, which comprise the Diamond Jo casino operations in Dubuque, Iowa and serving the eastern Iowa, northwest Illinois and southwest Wisconsin gaming markets;
2.	Diamond Jo Worth operations, which comprise the Diamond Jo casino operations in Northwood, Iowa serving north central Iowa and south central Minnesota;
3.	EVD operations, which comprise the casino, racetrack and OTB’s operated by EVD in Louisiana, serving the greater Lafayette, Louisiana area;
4.	Amelia Belle operations, which comprise the Amelia Belle Casino in Amelia, Louisiana serving the southern Louisiana markets; and
5.	Kansas Star operations, which comprise the Kansas Star casino operations in Mulvane, Kansas that opened on December 20, 2011 serving south central Kansas.

Our properties offer a variety of amenities including various food and beverage outlets and entertainment venues.

Operational Developments

Kansas Star Casino

In January 2011, PGP’s Kansas Management Contract was approved by the KRGC and upon such approval, became effective.  The Kansas Management Contract was subsequently assigned to KSC and allows KSC to design, develop, and operate the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas.  In March 2011, KSC broke ground on the Kansas Star development project.  On December 20, 2011, KSC opened its interim facility, which currently contains 1,411 slot machines, 32 table games and 5 poker tables. See Note 1 to the consolidated financial statements for more information on the development of the Kansas Star facility.

On May 17, 2011, KSC executed an agreement with a third party hotel developer, KSC Lodging, L.C. (“KSC Lodging”) under which KSC Lodging will finance, construct, own and operate the 300 room hotel at the Kansas Star.  On October 12, 2011, KSC entered into a ground lease with KSC Lodging under which KSC agreed to lease the land on which the hotel is being developed for one dollar per year for a term of 99 years with five additional 10-year extension options.  In exchange for entering into the ground lease, KSC received a 34% equity interest in KSC Lodging.  In addition, on January 19, 2012, KSC contributed $1.0 million in cash to KSC Lodging in exchange for an additional 22% equity interest in KSC Lodging (bringing the total equity interest to 56%).  The investment in KSC Lodging is recorded as an equity investment.  Construction of the hotel has commenced and the first phase of the hotel, which will include 150 rooms, is expected to open no later than the first quarter of 2013.

Diamond Jo Worth

In March 2011, an additional 60-room hotel in close proximity to our casino opened. The hotel is owned and operated by a third party and provides additional hotel room capacity for casino guests.

Evangeline Downs

In January 2012, EVD closed its New Iberia OTB due to a significant reduction in profitability.

Results of Operations

Selected Financial Measures by Property

The following table sets forth certain information concerning our results of operations for the years ended December 31, 2011, 2010 and 2009.

	Years ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net Revenues:
Diamond Jo Dubuque	$68,911	$67,835	$71,876
Diamond Jo Worth	93,924	86,568	83,897
Evangeline Downs	115,438	112,993	122,808
Amelia Belle (1)	47,965	47,962	7,699
Kansas Star (2)	6,020	—	—
Consolidated net revenues	$332,258	$315,358	$286,280
Segment Operating Earnings:
Diamond Jo Dubuque	$23,884	$22,690	$23,759
Diamond Jo Worth	38,736	35,542	33,567
Evangeline Downs	30,099	29,820	34,355
Amelia Belle (1)	14,345	15,146	1,932
Kansas Star (2)	3,318	—	—
Total property segment operating earnings (3)	110,382	103,198	93,613
General corporate	(9,424)	(6,924)	(5,638)
Total segment operating earnings (3)	100,958	96,274	87,975
Gain on settlement (4)	711	—	—
Non-cash equity based compensation	—	—	2,412
Depreciation and amortization	(29,427)	(29,413)	(24,651)
Development expense	—	(28)	(1,211)
Affiliate management fees	(6,185)	(5,756)	(5,318)
Interest expense, net of amounts capitalized	(68,302)	(59,598)	(50,407)
Interest income	2,350	2,249	2,010
Pre-opening expense	(10,136)	(33)	(6)
Loss on disposal of assets	(179)	(184)	(1,770)
Loss from equity affiliate	(91)	(29)	—
Loss on early retirement of debt	—	—	(22,475)
Net (loss) income	$(10,301)	$3,482	$(13,441)
Segment Operating Earnings Margins (5):
Diamond Jo Dubuque	34.7%	33.4%	33.1%
Diamond Jo Worth	41.2%	41.1%	40.0%
Evangeline Downs	26.1%	26.4%	28.0%
Amelia Belle (1)	29.9%	31.6%	25.1%
Kansas Star (2)	55.1%	—	—
Consolidated segment operating earnings margin	30.4%	30.5%	30.7%
________________________________
(1)	We acquired Amelia Belle on October 22, 2009, and its operating results are included only from the acquisition date.

(2)	We opened the Kansas Star interim facility on December 20, 2011.

(3)
Segment operating earnings is defined as net (loss) income plus non-cash equity based compensation, depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, loss from equity affiliate, loss on early retirement of debt, and interest expense, net of amounts capitalized, less interest income and gain on settlement.

(4)
“Gain on settlement” relates to a one-time gain on a financial settlement with the predecessor owner of ABC during the first quarter of 2011 and is included in Other revenues in the Consolidated Statements of Operations for 2011.

(5)	Segment operating earnings margin is calculated as segment operating earnings divided by net revenue.

2011 Compared to 2010

Consolidated net revenues increased $16.9 million, or 5%, to $332.3 million for 2011 compared to $315.4 million for 2010.  Consolidated net revenues on a same store basis increased $10.9 million, or 3.5%, to $326.3 million for 2011.  Same store basis for year over year comparisons does not reflect operating results related to Kansas Star which opened December 20, 2011.  DJW reported net revenue growth of 8% driven primarily by a strong agricultural economy in the surrounding area and mild weather in December 2011, as well as an increase in other revenues related to gasoline sales due to an increase in the price of gas and the number of gallons sold over the prior year. Net revenues at DJL increased 2% due primarily to the mild weather in December 2011 as well as a one percentage point increase in market share of the Dubuque market in 2011 as compared to 2010.  Net revenues at EVD also increased 2% driven primarily by a 2% increase in casino revenues and a 21% increase in video poker revenues attributable to our new OTB in St. Martinville, Louisiana, which began video poker operations in the third quarter of 2010.  Net revenues at ABC were essentially flat due primarily to $0.7 million of other revenue resulting from a gain on a financial settlement with the predecessor owner of ABC included in Other revenues, which helped combat an 8% casino revenue decline in the second quarter of 2011 as a result of the imminent threat of severe flooding with the opening of the Morganza Spillway in May 2011 and weak economic conditions in the Amelia market.  KSC contributed $6.0 million in net revenues after opening on December 20, 2011.

Casino revenues increased $14.5 million, or 5%, to $308.1 million for 2011 compared to $293.6 million for 2010.  Casino revenues on a same store basis increased $8.7 million, or 3%, to $302.3 million for 2011.  In Iowa, casino revenues at DJW increased 8% as a result of the successful outer market direct mail campaign during the second quarter of 2011, mild weather in December 2011 and the strong agricultural economy in the area as discussed above.  Despite a flat Dubuque market, casino revenues at DJL increased 1% over the prior year due to the mild December weather and a one percentage point increase in market share over the prior year.  In Louisiana, EVD also experienced casino revenue growth that exceeded the overall 1% market growth of the Baton Rouge and EVD markets with casino revenues at EVD increasing 2% over the prior year.  ABC casino revenues while down, were only down 2% over the prior year despite an 8% decline in the second quarter of 2011 as discussed above.  KSC contributed $5.8 million in casino revenues in 2011.

Casino operating expenses increased $4.7 million to $125.3 million for 2011 compared to $120.6 million for 2010.  Casino operating expenses on a same store basis increased $2.5 million to $123.1 million for 2011 due primarily to a $2.4 million increase in gaming taxes as a result of an increase in casino revenues as discussed above.  Casino operating expenses at KSC were $2.2 million in 2011.

Promotional allowances as a percentage of casino revenues were flat at 12.5% in 2011 and 2010.  With the opening of KSC and the initial public interest in the opening, promotional allowances at KSC were insignificant and less than $0.1 million. Low promotional allowances at KSC were offset by a 1% increase as a percentage of casino revenues at DJW due primarily to the increase in promotional allowances related to the outer market direct mail campaign during the second quarter of 2011.

Racing revenues at EVD decreased 1% to $14.8 million for 2011 compared to $15.0 million for 2010, while racing expenses increased slightly by 1% to $14.5 million for 2011 compared to $14.4 million in 2010.  Weakness in simulcast betting as well as the closure of several racetracks throughout the country that historically showed EVD’s live race meets was the primary reason for the decline in racing revenues.

Video poker revenues at EVD increased 21% to $5.7 million in 2011 compared to $4.7 million in 2010, which is due primarily to a $1.1 million increase year over year in video poker revenues at our St. Martinville OTB where we began operating video poker machines in September 2010.  Consistent with this increase in revenues, EVD experienced an increase of $0.9 million in video poker expenses to $4.6 million for 2011 compared to $3.7 million for 2010 due primarily to video poker operations at our St. Martinville OTB.

Food and beverage revenues increased 3% to $27.1 million for 2011 compared to $26.3 million for 2010 of which $0.2 million relates to KSC. Consistent with revenues, food and beverage expenses also increased 3% to $17.5 million for 2011 from $17.0 million for 2010.

Other revenues increased $2.7 million to $15.2 million for 2011 compared to $12.5 million for 2010 due primarily to a $0.7 million increase at ABC resulting from a gain on a financial settlement with the predecessor owner as discussed above and a $1.8 million increase in convenience store revenues at DJW resulting from an increase in fuel prices and number of gallons sold over 2010.  Consistent with this increase in gasoline sales, DJW realized an increase in other expenses.

Selling, general and administrative expenses increased $3.5 million to $58.3 million for 2011 compared to $54.8 million for 2010.  Selling, general and administrative expenses on a same store basis increased $3.2 million to $58.0 million for 2011 due primarily to a $2.5 million increase at PGL in payroll and related expenses as a result of corporate staffing changes made to support the continued growth of the Company with the acquisition of ABC and the current development of the Kansas Star and a $0.5 million increase at ABC from additional hurricane insurance coverage that began late in the second quarter of 2010.  Selling, general and administrative expenses at KSC were $0.3 million in 2011.

Depreciation and amortization expense was essentially flat at $29.4 million for both 2011 and 2010 due primarily to $0.5 million in depreciation on KSC assets offset by assets reaching the end of their depreciable lives primarily at DJW.

Affiliate management fees increased $0.4 million to $6.2 million for 2011 compared to $5.8 million for 2010 and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD, DJW and ABC.  KSC is not subject to such agreements until the first full month of operations, or January 2012.

Pre-opening expenses of $10.1 million for 2011 relate to start-up costs for the development project at KSC and consist primarily of pre-opening payroll, professional services fees, and regulatory costs.

Segment operating earnings margins for 2011 were consistent with 2010 at all properties except DJL, which saw an increase in margins as a result of the 1% increase in casino revenues and ABC, which saw a decline in margins as a result of the soft economy in southern Louisiana and the decline in casino revenues in the second quarter of 2011 as discussed above.  While ABC was not directly impacted from the flooding, the heavily publicized threat of the magnitude of the flooding had a negative impact on revenues.  ABC’s margin was also negatively impacted by additional hurricane insurance coverage that began late in the second quarter of 2010.

Interest expense, net of interest income, increased $8.6 million for 2011 compared to 2010 primarily due to the Company’s additional financing activities in February 2011 to support the Kansas Star development project, including the $80.0 million PGL Secured Notes tack-on issuance and the $50.0 million PGL Unsecured Notes tack-on issuance offset by capitalized interest costs of $2.6 million during 2011.

For 2011, the Company reported a net loss of $10.3 million.  Net income for 2010 was $3.5 million.  The decrease in net income is due to (i) an increase in interest expense as a result of the tack-on issuances as discussed above and (ii) pre-opening expenses of $10.1 million during 2011 related to the Kansas Star development project.

At December 31, 2011, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill or indefinite lived intangible assets.  We do not expect significant changes in our operations at DJL, DJW, EVD, or ABC over the next 12 months. However, declines in economic conditions in the regions in which we operate, and specifically in the continued weakness in the oil and gas industry in southern Louisiana, could have a negative effect on our future operations. If a material negative impact would occur, it may have an impact on our periodic review of goodwill and indefinite lived intangible assets for impairment.

2010 Compared to 2009

Consolidated net revenues increased $29.1 million to $315.4 million for 2010 compared to $286.3 million for 2009.  Consolidated net revenues on a same store basis decreased $11.2 million, or 4%, to $267.4 million for 2010 compared to $278.6 million for 2009.  Same store basis for year over year comparisons does not reflect operating results related to our acquisition of ABC on October 22, 2009.  While DJW reported a 3% increase in net revenues primarily due to a 2% increase in casino revenues, net revenues at DJL decreased 6% in 2010 compared to 2009.  This decrease is primarily due to (i) disruptions in business due to significant amounts of snowfall in Dubuque, Iowa in January, February and December 2010 as compared to the prior year, (ii) construction related disruptions at DJL’s closest competitor, Mystique Casino, during the first quarter of 2009 related to their casino remodel which was completed in April 2009, (iii) a stabilization of DJL’s market share in its primary gaming market following the opening of its new casino facility in December 2008 and (iv) an overall decline in gaming revenue of 3.5% in its primary gaming market.  EVD continued to be impacted by a decline in discretionary spending as a direct result in the downturn in the oil and gas industry in southern Louisiana in 2010 compared to 2009.  EVD reported an 8% decline in net revenues, primarily due to a 7% decline in casino revenues, in 2010 compared to 2009, which is consistent with the declines in its closest competitor market of Baton Rouge.  In addition, net revenue at ABC was $48.0 million for 2010 and $7.7 million from the date of acquisition through December 31, 2009.

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

Segment operating earnings margins at DJL of 33.4% for 2010 was relatively consistent with 2009 of 33.1%.  Segment operating earnings at DJW increased 1.1% to 41.1% in 2010 from 40.0% in 2009 due to a continued focus by the Company to maintain optimal labor levels and control operating costs.  EVD’s segment operating earnings margin declined 1.6% to 26.4% in 2010 from 28.0% in 2009 primarily due to (i) a 7% decrease in casino revenues as discussed above and (ii) the increased promotional expenses as discussed above.  Segment operating earnings margin at ABC for 2010 was 31.6% and was 25.1% from the date of acquisition through December 31, 2009 and was negatively impacted by a high level of promotional allowances as well as disruptions on the casino floor in the last two months of 2009 and first two months of 2010 related to the remodel of the facility.

Interest expense, net of interest income, increased $9.0 million for 2010 compared to 2009 primarily due to the Company’s debt refinancing activities in 2009 including additional debt incurred to fund the acquisition of ABC.  In addition, during 2009, the Company incurred a $22.5 million loss on early retirement of debt related to this refinancing.

Seasonality and Inflation

     Some of our operations are subject to seasonal fluctuations. Our Iowa operations are typically weaker from November through February as a result of adverse weather conditions, and are typically stronger from March through October. Our Louisiana horse racing operations are also subject to seasonal fluctuations. Our horse racing operations are usually stronger during live racing season, which generally runs from April through mid-December.  We do not expect to see significant seasonal fluctuations in our Kansas operations.

In general, our payroll and general and administrative expenses are affected by inflation. Although inflation has not had a material effect on our business to date, we could experience more significant effects of inflation in future periods.

Liquidity and Capital Resources

Cash Flow Activities

2011 compared to 2010

Our cash balance increased $48.5 million to $68.1 million at December 31, 2011, from $19.6 million at December 31, 2010.

Cash flows from operating activities were $30.5 million in 2011, a decrease of $6.9 million when compared to $37.4 million in 2010.  This decrease is primarily attributed to approximately $9.2 million of pre-opening expenses paid during 2011 related to the Kansas Star development and an additional $4.0 million of interest paid during 2011 compared to 2010 due primarily to the additional debt incurred to help finance the Kansas Star development.  These decreases in cash were partially offset by (i) cash flows from operations at KSC of $3.0 million (excluding the cash outflows related to pre-opening expenses as discussed above) during 2011, (ii) an increase in operating cash flows from our other properties as a result of improved combined operations over 2010 and (iii) a $0.7 million gain on settlement at ABC related to a one-time gain on a financial settlement with the predecessor owner of ABC.

Cash flows used in investing activities during 2011 were $105.7 million consisting primarily of (i) payments of $95.1 million related to the Kansas Star development project, (ii) payments of $3.1 million related to the Kansas Management Contract and (iii) outflows of $7.3 million primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures.  General maintenance capital expenditures are capital expenditures that relate to the replacement of or major renewals and improvements to our existing fixed assets.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.  Examples of general maintenance capital expenditures during 2011, excluding slot machines and slot machine conversions, include improvements to our existing owned and leased buildings and improvements and the replacement of computer equipment.

Cash flows from financing activities of $123.7 million in 2011 reflects (i) $138.0 million in gross proceeds from the issuance of $80.0 million in aggregate principal amount of PGL Secured Notes at an issue price of 105% and the issuance of $50.0 million in aggregate principal amount of PGL Unsecured Notes at an issue price of 108%, (ii) $5.0 million in proceeds from the PGL Credit Facility and (iii) $5.2 million in proceeds from the Loan and Security Agreement entered into on June 1, 2011 by PGL and KSC (collectively the “KSC FF&E Borrowers”) with American Trust and Savings Bank ( the “KSC Term Loan”) offset by (i) repayment of the $3.5 million outstanding balance on the PGL Credit Facility as of December 31, 2010, (ii) principal payments on debt of $1.6 million, (iii) payments of deferred financing costs of $7.3 million primarily related to the $80.0 million PGL Secured Notes tack-on issuance, the $50.0 million PGL Unsecured Notes tack-on issuance and the Second Amendment to the PGL Credit Facility and (iv) member distributions of $12.0 million.

As of December 31, 2011, the Company had $5.0 million in outstanding advances under the PGL Credit Facility. In addition, as of December 31, 2011, the Company had outstanding letters of credit under the PGL Credit Facility of $17.4 million, including $15.4 million related to the construction of the off-site utilities by the City of Mulvane as discussed in Note 1 to the financial statements, resulting in available borrowings thereunder of $27.6 million.

2010 compared to 2009

Our cash balance decreased $14.9 million to $19.6 million at December 31, 2010, from $34.5 million at December 31, 2009.

Cash flows from operating activities were $37.4 million in 2010, a decrease of $12.4 million when compared to $49.8 million in 2009.  This decrease is primarily attributed to the refinancing of our outstanding indebtedness in August 2009 and the timing of interest payments under the new senior notes.  As a result, the Company paid cash interest of $55.4 million during 2010 compared to $33.7 million in 2009.  This decrease was partially offset by an increase in operating cash flows from ABC as a result of its acquisition in October 2009.

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

 Financing Activities

PGL Notes

The Company issued $240.0 million in aggregate principal amount of PGL Secured Notes and $305.0 million in aggregate principal amount of PGL Unsecured Notes in 2009 at a discount of $5.5 million and $7.9 million, respectively.  Interest on the PGL Notes is due each August 15 and February 15, commencing February 15, 2010.

The Company used the net proceeds from the issuance of the PGL Notes and cash on hand: (i) to redeem on September 5, 2009, all of the Company’s then outstanding 8 3/4% senior notes due 2012 (“Old Peninsula Notes”) in the amount (including call premium and accrued interest through but not including the redemption date) of $271.3 million; (ii) to redeem on August 7, 2009, all of DJW’s then outstanding 11% senior secured notes due 2012 (“DJW Notes”) in the amount (including call premium and accrued interest through but not including the redemption date) of $117.8 million; (iii) to redeem on September 5, 2009, all of EVD’s then outstanding 13% senior notes due 2010 (“EVD Notes”) in an approximate amount (including accrued interest and contingent interest through but not including the redemption date) of $7.4 million; (iv) to pay down outstanding advances under the Company’s senior secured credit facility of $25.6 million; (v) to pay related fees and expenses in connection with the foregoing transactions of $16.0 million; and (vi) to fund $96.2 million of the remaining purchase price to acquire ABC.

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

The PGL Notes and the PGL Credit Facility do not limit the Company’s ability to transfer assets between the Company and the Subsidiary Guarantors.  Under the indentures governing the PGL Notes, the Company is allowed, subject to certain conditions and limitations set forth therein, to make payments and distributions to PGP, including in respect of (i) certain consulting and financial advisory services, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP, and (iii) tax, accounting, licensure, legal and administrative costs and expenses of PGP. In addition, the Company may pay dividends or make other distributions to PGP, in addition to the distributions above, if the combined interest coverage ratio of the Company and the Subsidiary Guarantors is not less than 2.0 to 1.0 for the immediately preceding four full fiscal quarters and subject to certain aggregate net income and cash proceeds received from the sale of equity interest limits.  The Company may also pay dividends or make other distributions with Specified Equity Contributions (as defined in the indentures governing the PGL Notes). Substantially all of the Company’s net assets were restricted from distribution to PGP under the PGL Notes and the PGL Credit Facility, subject to the above exceptions and including amounts allowed for certain investments and other restricted payments.

PGL Credit Facility

The PGL Credit Facility consists of a revolving credit facility which permits PGL, DJL, EVD, ABC, DJW and KSC  (collectively, the “Borrowers”) to request advances and letters of credit up to the lesser of the maximum revolver amount of $50.0 million (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the consolidated EBITDA (as defined in the PGL Credit Facility) of the Borrowers for the 12 months immediately preceding the current month end multiplied by 150% and the consolidated EBITDA of the Borrowers for the most recent quarterly period computed on an annualized basis multiplied by 150%. The Borrowing Base was greater than the maximum revolver amount of $50.0 million as of December 31, 2011. The borrowings under the PGL Credit Facility bear interest at a rate equal to the Wells Fargo prime rate plus a margin of 2.5% with a floor of 6%.

On January 31, 2011, the Borrowers under the PGL Credit Facility and Wells Fargo executed a Consent agreement that permitted KSC to join the PGL Credit Facility as a Borrower.

On February 2, 2011, the Borrowers under the PGL Credit Facility and Wells Fargo executed the Second Amendment to the Amended and Restated Loan and Security Agreement (the “Second Amendment”) which, among other things, (i) permitted the issuance of up to $80.0 million in aggregate principal amount of additional PGL Secured Notes, (ii) provided for a reduction in the maximum revolver amount under the facility from $58.5 million to $50.0 million, (iii) extended the maturity date of the facility from January 15, 2014 to January 15, 2015 and (iv) permitted certain capital expenditures in connection with the development of the Kansas Star.

On May 11, 2011, the Borrowers under the PGL Credit Facility and Wells Fargo executed the Third Amendment to the Amended and Restated Loan and Security Agreement which increased the limit on issued and outstanding letters of credit allowed under the PGL Credit Facility from $10.0 million to $25.0 million.

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

DJL Term Loan

On May 1, 2008, PGL, DJL and EVD (collectively, the “DJL FF&E Borrowers”) entered into a Loan and Security Agreement (“DJL Term Loan”) with American Trust & Savings Bank.  Proceeds from the DJL Term Loan were used to finance the purchase of certain furniture, fixtures and equipment related to DJL’s casino development in 2008. Commencing on January 1, 2009 and continuing through December 1, 2013, the DJL FF&E Borrowers shall pay principal plus accrued interest in equal monthly installments. Interest on the DJL Term Loan accrues at a rate of 6.5% per annum.  As of December 31, 2011, DJL had outstanding advances of $3.6 million under the DJL Term Loan.

KSC Term Loan

The KSC Term Loan allows the KSC FF&E Borrowers to request advances of up to $14.0 million during the period of June 1, 2011 through March 1, 2012 (the “Draw Down Period”) to finance the purchase of certain furniture, fixtures and equipment related to the Kansas Star development. No principal payments are due until January 1, 2012 and interest shall accrue on all advances at a rate equal to 6.5% per annum and is payable the first of each month in arrears.  Commencing on January 1, 2012 and continuing through December 1, 2016 (the “Term Period”), the KSC FF&E Borrowers shall pay principal in equal monthly installments, plus accrued interest, with the first principal payment due on January 1, 2012. Interest during the Term Period shall be calculated at a rate of 6.5% per annum.  As of December 31, 2011, KSC had outstanding advances of $5.2 million under the KSC Term Loan.

Slot Vendor Financing

KSC has agreements with various slot vendors to finance the purchase of slot machines over a period of twelve months at zero percent financing for the interim phase of the Kansas Star development project.  Total financing under these agreements as of December 31, 2011 is $21.4 million with an imputed discount of $1.0 million.  As of December 31, 2011, KSC had $20.7 million recorded related to slot machine financing at KSC. Monthly financing payments commence January 2012.  In January 2012, KSC entered into an agreement to finance an additional $0.9 million of slot machine purchases over a period of 12 months at zero percent.

Compliance

As of December 31, 2011, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness. Based on our current level of operations, and anticipated revenue growth, we expect to continue to be in compliance with the terms of the agreements governing our outstanding indebtedness during the next 12 months.

Liquidity

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations, (ii) available borrowings under the PGL Credit Facility of $27.6 million at December 31, 2011, after reductions for advances and letters of credit outstanding, and (iii) available borrowings under the KSC Term Loan of $8.8 million at December 31, 2011.

We expect the outstanding letters of credit issued in 2011 related to the infrastructure improvements to be reduced to approximately $4.6 million which is expected to occur no later than the second quarter of 2012.  In addition, the Company expects to issue an additional $4.3 million in letters of credit in favor of Mulvane during the first half of 2012 to secure the future issuances of temporary notes related to additional infrastructure improvements bringing the total of letters of credit outstanding (after giving effect to the reduction in letters of credit for completed infrastructure improvements noted above) to $8.9 million during the second half of 2012.  Upon completion of all Mulvane infrastructure improvements, which are expected to be completed in the first half of 2013, outstanding letters of credit related to these improvements are expected to decrease to approximately $5 million.

   Capital expenditures for the Company, excluding capital expenditures related to the development of the Kansas Star as discussed below, for the next 12 months are expected to be approximately $11.0 million plus payments to a third party related to contingent development payments in an amount equal to 1% of KSC’s segment operating earnings.  Capital expenditures and pre-opening costs related to the Kansas Star development for the next twelve months are expected to be approximately $68 million (excluding any capitalized interest, capital expenditures to be financed with slot and equipment financing by the Company and financing of the hotel and certain off-site utilities by third parties).

On May 17, 2011, KSC executed an agreement with a third party hotel developer to develop the 300 room hotel at the Kansas Star.  KSC contributed land and certain site work in 2011 and $1.0 million in cash in January 2012 to the project and the hotel developer will finance, construct, own and operate the hotel.  The Company is not obligated to provide any additional financial support to hotel developer and has not provided any additional financial support other than that as discussed above.

   The Company’s debt maturities for the next 12 months are expected to be approximately $23.7 million, which is comprised of (i) $23.0 million which is currently recorded in the Company’s financial statements at December 31, 2011 and (ii) an additional $0.7 million under the KSC Term Loan due to $4.3 million in additional borrowings in the first quarter 2012.  During the next 12 months, the Company anticipates making member distributions to PGP of approximately $5.8  million for the following items: (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the Board of Managers in their capacity as board members, and (iii) tax, accounting, licensure, legal, and administrative costs and expenses of PGP.  The Company may make additional member distributions to PGP during 2012 related to the redemption of profits interests held by senior management, depending upon the determination of the Board that certain conditions precedent have been satisfied.  See Item 12 for additional information.

We plan to finance the foregoing expected cash requirements with: (i) a portion of the available cash on hand (excluding amounts needed for normal operations); (ii) cash generated from operations; and (iii) if necessary, available borrowings under the PGL Credit Facility and KSC Term Loan.

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

 Contractual Obligations and Commitments and Contingent Liabilities

Under the Kansas Management Contract we are obligated to have made a minimum investment in infrastructure related to the Kansas Star development of $225.0 million by January 14, 2015, inclusive of any third party investments but excluding the $25.0 million privilege fee, which was paid in 2010.  Phase 1A of the project cost approximately $179 million.  Phase 1B is expected to cost approximately $102 million and is expected to be completed by January 2013 and Phase 2 is expected to cost approximately $48 million and is expected to be completed by January 2015. As of December 31, 2011, the Company has incurred $191 million in capitalized and start-up costs, excluding capitalized interest, related to that project.

Our future contractual obligations and commitments at December 31, 2011 were as follows (in thousands of dollars):

	Payments due by Period
Contractual Obligations	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	Thereafter

Long-Term Debt	$709,480	$22,999	$4,190	$327,291	$355,000
Interest on Long-Term Debt	314,592	66,454	131,039	93,248	23,851
Operating Leases	5,246	2,106	2,220	740	180
Purchase Commitments (1)	175,232	89,977	12,841	11,177	61,237
Other Long-Term Liabilities	961	-	467	293	201
Total Contractual Obligations	$1,205,511	$181,536	$150,757	$432,749	$440,469
___________________

(1)       Includes: (i) approximately $46.9 million related to DJL’s future obligations under a minimum assessment agreement with the City over a period of 27 years; (ii) approximately $2.6 million related to DJL’s obligation for capital expenditures under a development agreement with the City over 40 years; (iii) approximately $63.0 million related to KSC’s minimum investment in infrastructure commitment under the Kansas Management Contract which is primarily expected to be incurred over the next year; (iv) approximately $22.5 million related to KSC’s commitment under the Kansas Management Contract to support education in the local area in which KSC operates over a period of 15 years and (v) approximately $19.6 million of infrastructure improvements made in 2011 or expected to be made by the City of Mulvane, Kansas during 2012 and 2013 which KSC has agreed to pay through a special property tax assessment over a period of 15 years.  See Note 1 to the financial statements for more information on the City of Mulvane infrastructure improvements.

The following shows our contingent obligations at December 31, 2011, based on expiration dates (in millions):

	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Thereafter
Standby letters of credit (1)	$17.4	$—	$—	$—

 (1)       Includes $15.4 million of letters of credit related to the City of Mulvane infrastructure improvements discussed above.

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

Recent Adopted Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the accounting for casino base jackpot liabilities.  The Company adopted this guidance in the first quarter of 2011 with no impact to the Company’s financial statements.

Recent Issued Accounting Pronouncements

In May 2011, the FASB amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for the Company at the beginning of fiscal year 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company's financial statements.

In June 2011, the FASB amended requirements for the presentation of other comprehensive income (“OCI”), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2012, with early adoption permitted. The adoption of this guidance will not impact the Company's financial position, results of operations or cash flows and will only impact the presentation of OCI on the financial statements.

In September 2011, the FASB amended the guidance regarding testing of goodwill for impairment. The amended guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required, otherwise no further analysis is required. The amendment is effective for annual and interim goodwill impairment tests performed in fiscal year 2012, with early adoption permitted. The adoption of this guidance will not have an impact on the Company’s financial statements.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described below. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the year ended December 31, 2011.

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

Our goodwill is related to our DJL and ABC operations.   As of December 31, 2011, the fair value of these reporting units was substantially in excess of the carrying value of their net assets.  Our intangible assets consist of: (i) the acquired licenses and tradename associated with the purchase of EVD, (ii) DJW’s gaming license under an executory agreement with the State of Iowa, (iii) the tradename, customer relationships, customer list and gaming license associated with the purchase of ABC, and (iv) the Kansas Management Contract which includes the $25.0 million privilege fee paid to the state of Kansas and $3.1 million of additional fees that were required to be paid to KRGC following approval of the Kansas Management Contract.  ABC’s tradename, customer relationships and customer list were determined to have finite lives.  The weighted average useful life of the identifiable intangible assets with finite lives is estimated to be 9 years.  The licenses, EVD’s tradename and the Kansas Management Contract were determined to have indefinite lives and are not amortized.  We intend to use the EVD tradename for the foreseeable future and our EVD, DJW, and ABC licenses and the Kansas Management Contract are renewable subject to our compliance with state gaming and racing regulations. Should these assets in the future be determined to have finite lives because of our decision to discontinue the use of the EVD tradename or our inability to renew our licenses at EVD, DJW or ABC or the Kansas Management Contract, the intangible assets could become impaired and require an impairment charge and any unimpaired amounts would be amortized over their remaining useful lives.

There are several estimates, assumptions and decisions in measuring impairments of long-lived assets. First, management must determine the usage of the asset. To the extent management decides that an asset will be sold, it is more likely that an impairment may be recognized. Assets must be tested at the lowest level for which identifiable cash flows exist. This means that some assets must be grouped, and management must use judgment in the grouping of assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties.  During the years ended December 31, 2011, 2010 and 2009, no impairments were indicated related to our long-lived assets.

Goodwill and intangible assets are also subject to impairment by, among other factors, significant changes in the gaming tax rates in Louisiana and Iowa, significant new competition which could substantially reduce profitability, non-renewal of the racing or gaming licenses or the Kansas Management Contract due to regulatory matters, changes to EVD’s or ABC’s tradename or the way EVD’s or ABC’s tradename is used in connection with its business and regulatory changes that could adversely affect the Company’s business by, for example, limiting or reducing the number of slot machines or video poker machines that the Company is permitted to operate. At December 31, 2011, 2010 and 2009, we completed an annual impairment testing of all of our goodwill and intangible assets with indefinite lives and no impairments were indicated. Assuming a hypothetical 10% decline in the estimated values of our DJL and ABC reporting units, our DJW gaming license, our EVD gaming and racing licenses, our EVD tradename, our ABC gaming license and the Kansas Management Contract, the hypothetical value of each would have been greater than its carrying value.  Due to the timing of the ABC acquisition and related valuation, no tests were performed during 2009 for ABC as there were no indicators of impairment.  We are required to perform an analysis of our goodwill and intangible assets at least on an annual basis. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods.

We do not expect significant adverse changes in our operations at DJL, DJW, EVD, ABC and KSC over the next 12 months.  However, regulatory changes, including increases in gaming tax rates, increased competition and declines in economic conditions in the regions in which we operate could have a negative effect on our future operations. If a material negative impact would occur, it may have an impact on our periodic review of goodwill and intangibles for impairment.

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

     Investment Valuation.  Our investment in $22.7 million in aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”) were valued and recorded at $19.4 million and $18.6 million at December 31, 2011 and 2010, respectively.  Our available for sale investment is not traded.  The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and an estimate from an independent source of what market participants would use in pricing the bonds.  Due to the illiquid nature of the investment, changes in market risks could have a significant impact on the fair value.  A 10% change in the value of the investment at December 31, 2011 would change member's deficit by $1.9 million.

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

            A 10% change in the estimated intrinsic value of the incentive units as of November 6, 2009, would have increased or decreased, as applicable, compensation expense by $1.1 million for the year ended December 31, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that are inherent in our financial instruments which arise from transactions entered into in the normal course of business. Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not currently utilize derivative financial instruments to hedge market risk. We also do not hold market risk sensitive financial instruments for trading purposes.

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowings under the PGL Credit Facility. As of December 31, 2011, the Company had $5.0 million of outstanding borrowings under the PGL Credit Facility.   We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $50.0 million) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.5 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate investment available for sale, note receivable, and debt borrowings. Our fixed rate investment available for sale is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate note receivable and fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to a refinancing of our note receivable and future indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate investment available for sale, note receivable, obligation under minimum assessment agreement and debt borrowings as of December 31, 2011 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Money market investment	N/A	0.0%		$ 18,606	$ 18,606	(2)
Investment available for sale	2011 – 2037	7.5%		19,352	19,352	(1)
Note receivable	2011 – 2014	14.5%		2,400	2,400	(2)
8 ⅜% senior secured notes	Aug 15, 2015	8.375%		319,646	340,000	(2)
10 ¾% senior unsecured notes	Aug 15, 2017	10.75%		352,327	372,750	(2)
Senior secured credit facility	January 15, 2015	6	% (3)	5,000	5,000	(2)
Term loans	2013 - 2016	6.5%		8,769	8,769	(2)
Notes payable, capital lease obligations and other financial instruments	2011 – 2015	6.0% - 14.4%		21,189	21,878	(2)
Obligation under Minimum Assessment Agreement	2011 – 2037	8.0%		20,658	26,416	(2)
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

(2)           Represents fair value as of December 31, 2011, based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of December 31, 2011.

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

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives. Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

(b)             Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE

Executive Officers and Managers

PGP is our sole managing member. The following table sets forth the names and ages of the executive officers of the Company and PGC and of the managers of PGP.

Name	Age	Position

M. Brent Stevens	51	Chief Executive Officer of the Company and PGC and Chairman of the Board of Managers of PGP
Michael S. Luzich	57	President and Secretary of the Company and PGC and Manager of PGP
Jonathan C. Swain	46	Chief Operating Officer of the Company and PGC
Natalie A. Schramm	41	Chief Financial Officer of the Company and PGC
Terrance W. Oliver	62	Manager of PGP
Steven D. Croxton	49	Manager of PGP (From July 2011)
Andrew Whittaker	50	Manager of PGP (Retired July 2011)

Management Profiles

The following is a brief description of the business experience of each of the individuals listed in the preceding table. Presently, the Board of Managers is comprised of five managers; however, the fifth manager has not been appointed.

M. Brent Stevens. Mr. Stevens is our Chief Executive Officer and is the Chairman of the Board of Managers of PGP, which offices he has held since 1999. Mr. Stevens also serves as Chief Executive Officer of PGC, DJL, EVD, DJW, ABC and KSC. Mr. Stevens joined Jefferies & Company, Inc. in 1990 as a founding member of its Investment Banking department.  Mr. Stevens has since worked for Jefferies in various capacities, most recently serving as an Executive Vice President and head of Capital Markets, a member of its Executive Committee and a member of its Credit Committee.  Mr. Stevens retired from Jefferies in 2011.

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

Steven D. Croxton. Mr. Croxton is a manager of PGP, which office he has held since July 2011. Mr. Croxton has been an investment banking professional with Rice, Voelker, LLC since 2011.  From 1995 to 2011, Mr. Croxton was an investment banker for Jefferies & Company, Inc., where he previously served as Managing Director and Head of the Gaming & Leisure group.

Andrew Whittaker. Mr. Whittaker served as a manager of PGP from 1999 until his resignation in July 2011.  Mr. Whittaker is employed by Jefferies & Company, Inc., where he is presently a Vice Chairman.

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

Audit Committee

Terrance W. Oliver and Steven Croxton serve on PGP’s audit committee. The Board of Managers has determined that each of Messrs. Oliver and Croxton is an “audit committee financial expert” as that term is used in Item 401(h)(2) of Regulation S-K adopted by the SEC. Although we are not a “listed issuer” within the meaning of Rule 10A-3 under the Exchange Act, the Board of Managers has determined that each of Messrs. Oliver and Croxton would be considered an “independent” director within the meaning of the rules of the New York Stock Exchange for listed companies and within the meaning of Rule 10A-3 under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act.

 Not applicable.

Code of Ethics

The Company has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer or persons performing a similar function. A copy of our code of ethics may be obtained, free of charge, upon written request to our principal place of business.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion and analysis describes the material elements of the compensation awarded to, earned by, or paid to our executive officers who are considered to be “named executive officers” during our last fiscal year.  Our named executive officers include our chief executive officer, chief financial officer, and our remaining two executive officers, other than the chief executive officer and chief financial officer, who were serving as executive officers at the end of 2011, whose names are set forth below in the table under “Executive Compensation — Summary Compensation Table.”

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

Base Salaries

Base salaries for our named executive officers are intended to be competitive with comparable companies, except in the case of Mr. Stevens, our Chief Executive Officer, and Mr. Luzich, our President and Secretary, who do not receive compensation in the form of a base salary for services performed for us. We establish base salaries for our executives based on the scope of their responsibilities, and take into account competitive market compensation paid by comparable companies for similar positions.  Our Chief Executive Officer evaluates executive performance and reaches base salary compensation decisions based upon a subjective and careful analysis of each executive’s specific contributions.  Our Chief Executive Officer takes into consideration the level of responsibility and experience of each named executive officer and the knowledge and skill required to perform such executive’s job requirements.

In the case of certain named executive officers, base salaries were initially set in employment agreements, which typically provide for a minimum increase in base salary each year.  See “Executive Compensation — Employment and Consulting Agreements.”   Each year, based on each individual’s performance and contribution and other factors described above, our Chief Executive Officer reviews and, if appropriate, adjusts salary levels for each of our other named executive officers within the parameters of such officer’s employment agreement.

Cash Bonuses

Cash bonuses for our named executive officers are intended to be competitive with comparable companies.  Our named executive officers can earn additional cash incentive compensation each year to provide annual incentive for excellence in business and individual performance.  Our cash bonuses, as opposed to our equity grants, are designed to more immediately reward our executive officers for their performance during the most recent year and are intended to reward the achievement of annual corporate financial and individual performance goals. We believe the immediacy of these cash bonuses, in contrast to our equity grants which vest over a period of time, provides a significant incentive to our executives towards achieving their respective individual objectives.  We believe our cash bonuses are an important motivating factor to our executive officers, in addition to being a significant factor in attracting and retaining certain of our executive officers.  After reviewing individual performances and industry peers, the Chief Executive Officer determines bonuses and other incentive awards on a fully discretionary basis.  In those cases where a named executive officer has an employment agreement, provision for the payment of a cash bonus is made on terms consistent with our general cash bonus policy.  Cash bonuses, if any, to be paid to Messrs. Stevens and Luzich are considered and approved by the Board of Managers in its discretion from time to time upon review of various performance factors, including, without limitation, acquisitions, dispositions, financings, project developments and similar transactions and obtaining licenses for future gaming opportunities.

On July 31, 2011, the Board approved the payment of special cash bonuses pursuant to the 2009 Plan in the amount of $1.25 million to each of Messrs. Stevens and Luzich, in connection with the achievement of certain milestones related to the growth and development of the business operations of the Company.

Equity-Based Compensation

We believe that positive long-term Company performance is best achieved through an ownership culture that provides an incentive to our executive officers through the use of equity compensation.  PGP adopted the Equity Plans to provide for the grant of profits interests to certain employees, including our named executive officers.  The Equity Plans were adopted to, among other things: (i) align compensation rewards with operating results and equity-holder value; (ii) attract and retain qualified individuals; (iii) motivate participants to achieve long-range goals; (iv) provide competitive compensation opportunities; and (v) provide a higher return on equity by focusing award participation on those individuals with a demonstrated capacity to increase growth in equity value.  We believe that this strategy is consistent with our business goals, including equity-holder return, employee retention, and revenue and segment operating earnings growth.

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

In determining the size of equity grants to our executive officers, our Board of Managers considers our company-level performance, the applicable executive officer’s performance, comparative equity ownership of our competitors and peer group, the amount of equity previously awarded to the applicable executive officer, the vesting of such awards and the recommendations of management and any other consultants or advisors that our Board of Managers may choose to consult.   We do not have any equity ownership guidelines for our executive officers.

During 2011, none of the Company’s named executive officers received an equity grant as part of a compensation arrangement for their services to the Company.

Benefits and other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, a deferred comp plan, and a 401(k) plan.  These benefits are designed to be competitive to attract and retain qualified employees.  Certain of these benefits require the employee to pay a premium, with the Company paying the remainder of the premiums.  These benefits are offered on the same basis to all employees, except that the Company maintains $1 million life insurance policies for each of our Chief Financial Officer and our Chief Operating Officer, the beneficiary of which is named by the Chief Financial Officer and Chief Operating Officer, respectively.  We also provide supplemental health insurance for certain of our named executive officers that provides for payment of up to $10,000 per claim and $100,000 in the aggregate per participant annually for out-of-pocket expenses and deductible costs. In addition, we provide a deferred compensation plan under which eligible employees, including our Chief Operating Officer and our Chief Financial Officer, may defer compensation and with respect to which we match 100% of any deferred compensation up to the first five percent of the employee’s total compensation.

Our 401(k) retirement plan is available to all eligible employees.  Company matching contributions to the 401(k) plan are made at the discretion of the Board of Managers.  In 2011, 2010 and 2009, the Company matched elective employee-participant contributions of our participating employees, including our named executive officers, on a basis of 50% of the employee’s contribution up to 8% of their compensation, subject to federal limits.  Certain employees, including the named executive officers, are eligible to receive an automobile allowance and membership fees to clubs and associations paid by us.

Board of Managers Report

The Board of Managers has reviewed the Compensation Discussion and Analysis section and discussed it with management.  Based on such review and discussions, the Board of Managers has recommended the inclusion of the Compensation Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

 M. BRENT STEVENS
 MICHAEL S. LUZICH
 TERRANCE W. OLIVER
 STEVEN D. CROXTON

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to our named executive officers for services rendered in all capacities to PGL, DJL, DJW, EVD, ABC and KSC, as applicable, during 2011, 2010 and 2009 and allocable to the Company.  None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.  Earnings on deferred compensation are not reflected in the other compensation column because the return on earnings is calculated in the same manner and at the same rate as earnings on externally managed publicly available mutual funds.  See “Executive Compensation — Non-qualified Deferred Compensation.”

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	All Other Compensation ($)		Total ($)
M. Brent Stevens (3)	2011	—	1,250,000	—	426,906		1,676,906
Chief Executive Officer	2010	—	—	—	396,473		396,473
	2009	—	—	—	259,900		259,900

Natalie A. Schramm	2011	348,328	375,000	—	58,777	(4)	782,105
Chief Financial Officer	2010	331,784	250,000	—	63,267		645,051
	2009	316,316	200,000	(482,554)	55,126		88,888

Michael S. Luzich (5)	2011	—	1,250,000	—	2,079,518		3,329,518
President and Secretary	2010	—	—	—	2,012,708		2,012,708
	2009	—	—	—	1,746,370		1,746,370

Jonathan C. Swain	2011	575,876	773,500	—	135,906	(6)	1,485,282
Chief Operating Officer	2010	548,526	550,000	—	120,253		1,218,779
	2009	522,953	225,000	(1,930,215)	138,119		(1,044,143)

_______________

(1)	Bonus amounts reflect compensation in the fiscal year earned regardless of the year in which paid.

(2)
Amounts in this column reflect the dollar amount of profits interests awards recognized for financial statement reporting purposes for the fiscal years ended December 31, 2011, 2010 and 2009 in accordance with the Financial Accounting Standards Board standard on the measurement of compensation expense under equity based awards.  Assumptions used in the calculation of these amounts are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included elsewhere in this Form 10-K.

(3)
Mr. Stevens did not receive a cash salary from the Company in 2011, 2010 or 2009 or a cash bonus in 2010 or 2009. Mr. Stevens received a special cash bonus of $1.25 million in 2011 in relation to the achievement of certain milestones related to the growth and development of the business operations of the Company. All Other Compensation represents compensation from PGP in respect of services allocable to the Company.  In addition to the above compensation, Mr. Stevens also receives annual board fees for serving on the Board of Managers of PGP, which fees are allocated between PGP and the Company.  See “Manager Compensation – Manager Compensation Table.”

(4)
In 2011, Ms. Schramm received $1,157 in premiums paid on life insurance, $8,462 in automobile allowance, $9,658 in membership fees of clubs and associations, $1,334 in supplemental health insurance reimbursements, $8,250 in matching contributions to our 401(k) plan and $29,916 in matching contributions to our deferred compensation plan.

(5)
Mr. Luzich did not receive a cash salary from the Company in 2011, 2010 or 2009 or a cash bonus in 2010 or 2009. Mr. Luzich received a special cash bonus of $1.25 million in 2011 in relation to the achievement of certain milestones related to the growth and development of the business operations of the Company. All Other Compensation represents fees earned by Mr. Luzich from PGP in respect of services allocable to the Company pursuant to a consulting agreement with PGP and EVD (See “Executive Compensation — Employment and Consulting Agreements”).  In addition to the above compensation Mr. Luzich also receives annual board fees for serving on the Board of Managers of PGP, which fees are allocated between PGP and the Company.  See “Manager Compensation – Manager Compensation Table.”

(6)
In 2011, Mr. Swain received $1,735 in premiums paid on life insurance, $54,795 in housing allowance, $8,462 in automobile allowance, $5,407 in membership fees of clubs and associations, $963 in supplemental health insurance reimbursements, $8,250 in matching contributions to our 401(k) plan, and $56,294 in matching contributions to our deferred compensation plan.

Grants of Plan-Based Awards

During 2011, none of the Company’s named executive officers received an equity grant as compensation for their services to the Company.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding the total number of equity awards that have not vested (consisting solely of awards under the 2004 Plan) that are held by our named executive officers as of December 31, 2011 and the market value of such units.

Name	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($) (1)
M. Brent Stevens	—		—

Natalie A. Schramm	3,319	(2)	1,618,444

Michael S. Luzich	—		—

Jonathan C. Swain	13,275	(2)	6,473,776
_______________
(1)     As there is no trading market for these units, the amounts in this column represent estimated intrinsic value of the profits interest units at December 31, 2011.

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

Non-qualified Deferred Compensation Plan

The following table sets forth information as of December 31, 2011, with respect to each of our named executive officers under the deferred compensation plan that provides for the deferral of compensation on a basis that is not tax-qualified.  In addition, the table shows contributions made under the deferred compensation plan by the named executive officers and the Company in 2011 together with fiscal year end balances.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($) (1)	Aggregate Earnings in Last Fiscal Year ($) (2)	Aggregate Balance at Last Fiscal Year End ($)(3)
M. Brent Stevens	—	—	—	—

Natalie A. Schramm	29,916	29,916	(16,317)	345,914

Michael S. Luzich	—	—	—	—

Jonathan Swain	56,294	56,294	4,050	575,905
 ______________
(1)	Contributions are included in the “All Other Compensation” column of the Summary Compensation Table.

(2)	No amounts shown in the "Aggregate Earnings in Last Fiscal Year" column are reported as compensation in the Summary Compensation Table.

(3)
Amounts shown represent all amounts due under the deferred compensation plan. At December 31, 2011, Mr. Swain's and Ms. Schramm’s entire aggregate balances under the deferred compensation plan were fully vested.

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

Jonathan C. Swain

In September 2007, Mr. Swain entered into an amended and restated employment agreement with PGL to serve as Chief Operating Officer.  Under the terms of his employment agreement, Mr. Swain is entitled to receive from PGL a base annual salary of $440,000, to be adjusted upward annually on January 1 of each year of the term of the agreement by not less than 5% of prior year’s compensation.  In addition to the base salary, Mr. Swain is entitled to receive an annual cash bonus payable by PGL based on his performance during the previous fiscal year determined on a basis consistent with bonuses paid to similarly situated executive officers of PGL, but not less than $100,000.  Mr. Swain has also been granted profits interest under the 2004 Plan aggregating 6% of the outstanding capital interests of PGP, of which 5.2% are vested with the remaining 0.8% vesting upon the occurrence of a change of control or recapitalization of PGP.  In November 2009, 46,434.36 of these profits interests were redeemed by PGP and an equivalent amount were granted under the 2009 Plan.  In November 2009, Mr. Swain entered into an agreement with the Company to amend his existing employment agreement to extend its term of employment to July 13, 2013, with automatic renewals for successive one-year terms unless earlier terminated by either of the parties to such agreement.  Except in the case of a termination of employment upon death, disability or a change of control or a termination by the Company without “cause”, the amendment also eliminates any requirement of the Company to purchase, at the request of Mr. Swain, his membership interests, including in the event he is terminated for “cause” or voluntarily terminates his employment prior to a change in control.  In addition to his severance pay, the amendment also provides for the prompt repurchase of any profits interests granted to him, whether vested or unvested, upon his termination by the Company other than for “cause” at the fair market value of such profits interests.  The amendment also amends the definition of “change of control” and provides for the payment to Mr. Swain of an amount equal to 24 months’ pay (based on then current annual base salary and the average bonuses received in the two preceding calendar years) upon the occurrence of a change of control.  For more information relating to payment obligations of the Company upon termination of Mr. Swain’s employment, see “Executive Compensation – Potential Payments Upon Termination or Change of Control”.  Mr. Swain’s 2012 salary was set at $605,383.

Natalie A. Schramm

In September 2007, Ms. Schramm entered into an amended and restated employment agreement with PGL to serve as Chief Financial Officer.  Under the terms of her employment agreement, Ms. Schramm is entitled to receive from PGL a base annual salary of $253,755, to be adjusted upward annually on January 1 of each year of the term of the agreement by not less than 5% of prior year’s compensation.  In addition to the base salary, Ms. Schramm is entitled to receive an annual cash bonus payable by PGL based on her performance during the previous fiscal year determined on a basis consistent with bonuses paid to similarly situated executive officers of PGL.  Ms. Schramm has also been granted profits interest under the 2004 Plan aggregating 1.5% of the outstanding capital interests of PGP, of which 1.3% are vested with the remaining 0.2% vesting upon the occurrence of a change of control or recapitalization of PGP.  In November 2009, 11,608.59 of these profits interests were redeemed by PGP and an equivalent amount were granted under the 2009 Plan.  In November 2009, Ms. Schramm entered into an agreement with the Company to amend her existing employment agreement to extend its term of employment to June 30, 2013, with automatic renewals for successive one-year terms unless earlier terminated by either of the parties to such agreement.  Except in the case of a termination of employment upon death, disability or a change of control or a termination by the Company without “cause”, the amendment also eliminates any requirement of the Company to purchase, at the request of Ms. Schramm, her membership interests, including in the event she is terminated for “cause” or voluntarily terminates her employment prior to a change in control.  In addition to her severance pay, the amendment also provides for the prompt repurchase of any profits interests granted to her, whether vested or unvested, upon her termination by the Company other than for “cause” at the fair market value of such profits interests.  The amendment also amends the definition of “change of control” and provides for the payment to Ms. Schramm of an amount equal to 24 months’ pay (based on then current annual base salary and the average bonuses received in the two preceding calendar years) upon the occurrence of a change of control. For more information relating to payment obligations of the Company upon termination of Ms. Schramm’s employment, see “Executive Compensation – Potential Payments Upon Termination or Change of Control”.  Ms. Schramm’s 2012 salary was set at $366,176.

Potential Payments Upon Termination or Change of Control

Michael S. Luzich

    Mr. Luzich's consulting agreement does not provide for payments upon termination of service or a change of control of the Company.

Jonathan C. Swain and Natalie A. Schramm

In the event a change of control, as defined in the agreements, is consummated at any time during the term of such executive officer’s employment agreement term, such individual is entitled to receive an amount equal to 24 months’ pay based on the annual compensation provided, including all benefits accrued and the average of the bonuses received in the two calendar years immediately preceding the calendar year in which the change of control occurs.  If a change of control would have occurred on December 31, 2011, Mr. Swain and Ms. Schramm would be entitled to $2,367,687 and $1,374,176, respectively, under the change of control section of their agreements.  If such officer is terminated for any reason other than for cause or such officer voluntarily terminates his or her employment, such officer is entitled to receive as severance pay the greater of (a) the balance of base compensation due to such officer for the remainder of the term or (b) 12 months’ base compensation and a prorated share of the cash bonus to which such officer would have been entitled to had such officer’s employment continued through the end of the current calendar year.  Upon termination of such officer’s employment upon death, disability or without “cause” or upon the occurrence of a change of control or recapitalization of PGP, such officer is entitled at such officer’s option to cause PGP to redeem all vested membership interests granted to such officer under the Equity Plans for cash at the fair market value at the time of the termination of employment or a change of control or recapitalization, as applicable.

MANAGER COMPENSATION

Manager Compensation Table

The following table sets forth a summary of the compensation we paid to our Managers in 2011 and allocable to the Company:

Name	Fees Earned or Paid in Cash	Total
M. Brent Stevens	$78,750	$78,750

Michael S. Luzich	3,750	3,750

Terrance W. Oliver	15,000	15,000

Steven D. Croxton	7,500	7,500

Andrew Whittaker	7,500	7,500

All managers serving on the Board of Managers receive annual board fees for serving on the Board of Managers of PGP, which fees are allocated between PGP and the Company (of which the portion allocated to the Company is reflected in the table above), and are reimbursed for their travel and out-of-pocket expenses related to their attendance at Board of Managers meetings.  The Audit Committee of the Board of Managers currently consists of Messrs. Oliver and Croxton, neither of whom receive additional fees for service on such committee.  Mr. Andrew Whittaker served as a member of the Audit Committee and the Board of Managers during the past year, until his resignation in July 2011.

Compensation Committee Interlocks and Insider Participation

We have no standing compensation committee.  All compensation decisions are made by either the Chief Executive Officer, or in the case of compensation of our Chief Executive Officer and President, the Board of Managers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans.

PGP currently owns all of our outstanding common membership interests and is our sole managing member. As such, the Company does not maintain any plans under which equity securities of the Company are authorized for issuance.  Instead, PGP maintains the Equity Plans, which provide for the issuance of profits interests in PGP.

Holders of profits interests issued under the Equity Plans are entitled to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant), and distributions on liquidation only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant.   Under the terms of the 2009 Plan, PGP may grant profits interests from time to time representing up to 8% of its outstanding capital interests on a fully diluted basis.  As of December 31, 2011, PGP has granted approximately 4.0% of its outstanding capital interests under the 2009 Plan and 65,598 profits interests are currently reserved for issuance under the 2009 Plan.  No additional profits interests are currently reserved for issuance under the 2004 Plan.

On December 1, 2011, as a reward for their years of service to PGP, the Board of Managers of PGP approved, in respect of each of the five consecutive fiscal quarters of PGP, effective as of the last day of each such fiscal quarter and which commenced with the fiscal quarter ended December 31, 2011, a plan for the redemption of certain outstanding profits interests of PGP held by each of Messrs. Stevens and Luzich and the grant of fully vested profits interests under the 2009 Plan representing the right to purchase common membership interests of PGP having an aggregate fair market value of such grant (as of the last business day of each such fiscal quarter) equal to $1.5 million.  Each redemption and grant will be subject to certain conditions predecent, including the determination by the Board of Managers that the Company is permitted under its then existing debt arrangements to effect such a transaction and that such transaction would not be inadvisable based upon, among other things, the Company's operating budget and liquidity needed.  The purchase price for the profits interests to be repurchased will be determined by the appreciation in value, on a per unit basis, of PGP’s common membership interests from the original date of the grant to the repurchase date of such profits interests.  The profits interests granted pursuant to such awards will be fully vested at the time of grant, and the value of the profits interests granted pursuant to such awards will be limited to the future appreciation in value, if any, of PGP’s common membership interests from the date of grant.  The grant profits interests will not be entitled to any dividends or other distributions and PGP may not repurchase or redeem the granted profits interest, in each case, until a specified change of control has occurred.

Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth, as of the date of this filing, information regarding the beneficial ownership of outstanding membership interests of PGP by:

(a)	each person or entity known by us to own beneficially 5% or more of the common membership interests of PGP;

(b)	each manager and executive officer of PGP; and

(c)	all managers and executive officers of PGP as a group.

The following information is helpful to gain an understanding of, and qualifies the beneficial ownership data contained in, the table set forth below. PGP has three outstanding classes of membership interests: (i) convertible preferred interests, which are convertible at the option of the holder into non-voting common membership interests; (ii) voting common membership interests; and (iii) non-voting common membership interests, which outstanding interests consist of awards under the Equity Plans. Mr. Stevens holds 248,334 voting common membership interests directly and 413,333 voting common membership interests indirectly through PGP Investors, LLC, a Delaware limited liability company. Mr. Stevens is the sole managing member of PGP Investors, LLC and exercises voting and investment power over the PGP common membership interests owned by PGP Investors, LLC. Mr. Whittaker, who served as a manager of PGP during this past year until his resignation in July 2011, holds an economic interest in approximately 58,167 voting common membership interests indirectly through his membership in PGP Investors, LLC, but does not exercise voting or investment power with respect to these voting common membership interests. Mr. Croxton, who began serving as a manager of PGP in July 2011, holds an economic interest in approximately 8,333 voting common membership interests indirectly through his membership in PGP Investors, LLC, but does not exercise voting or investment power with respect to these voting common membership interests. Mr. Oliver holds his interest through The Oliver Family Trust. The total holdings of all managers and executive officers as a group includes the 413,333 voting common membership interests held by PGP Investors, LLC, over which Mr. Stevens exercises sole voting and investment power.

Name and Address of Beneficial Owner	Voting Common Membership Interests Beneficially Owned	Percent of Class	Non-voting Common Membership Interests Beneficially Owned	Percent of Class	Convertible Preferred Membership Interests Beneficially Owned	Percent of Class

M. Brent Stevens c/o Peninsula Gaming, LLC 301 Bell Street Dubuque, Iowa 52001	661,667	66.17%	91,248	29.73%	35,168	11.09%

PGP Investors, LLC(1) c/o Peninsula Gaming, LLC 301 Bell Street Dubuque, Iowa 52001	413,333	41.33%	—	—	—	—

Michael S. Luzich c/o Peninsula Gaming, LLC 301 Bell Street Dubuque, Iowa 52001	323,333	32.33%	91,248	29.73%	35,168	11.09%

Terrance Oliver c/o Peninsula Gaming, LLC 301 Bell Street Dubuque, Iowa 52001	15,000	1.50%	—	—	—	—

Andrew Whittaker(1)(2) c/o Jefferies & Company The Metro Center One Station Place Three North Stamford, CT 06902	58,167	5.82%	—	—	—	—

Steven Croxton(1) c/o Peninsula Gaming, LLC 301 Bell Street Dubuque, Iowa 52001	8,333	0.83%	—	—	—	—

Jonathan Swain c/o Peninsula Gaming, LLC 301 Bell Street Dubuque, Iowa 52001	—	—	99,543	32.43%	—	—

Natalie Schramm c/o Peninsula Gaming, LLC 301 Bell Street Dubuque, Iowa 52001	—	—	24,886	8.11%	—	—

All managers and executive officers as a group (7 persons)	1,000,000	100.00%	306,925	100.00%	70,335	22.17%

______________
(1)
These interests are attributable to PGP Investors, LLC and, as a result, are also attributable to Mr. Stevens and are included in the calculation of his beneficial ownership and percentage of ownership data.

(2)	Mr. Whittaker served as a manager of PGP until his resignation in July 2011.

See Item 11 Executive Compensation for additional information regarding the terms of the Equity Plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Managing Member Indemnification

Under our operating agreement and the operating agreement of PGP, we and PGP have agreed, subject to few exceptions, to indemnify and hold harmless PGP and the members of PGP, as the case may be, from liabilities incurred as a result of their positions as our sole manager and as members of PGP.

Operating Agreement of PGP

In accordance with PGP’s operating agreement, the Board of Managers is composed of five individuals, two of whom must be independent managers. At any time that M. Brent Stevens, together with any entity controlled by Mr. Stevens, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Stevens is entitled to designate three of PGP’s managers, including one of the two independent managers. The two independent managers are required to serve as members of the independent committee. At any time that Michael Luzich, together with any entity controlled by Mr. Luzich, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Luzich is entitled to designate two of PGP’s managers, including the other independent manager. In consideration for their execution of personal guarantees to provide past credit support, each of Messrs. Stevens and Luzich were granted, separately from the Equity Plans, profits interests of 1.5% of PGP’s fully diluted membership interests by PGP’s board of managers. Messrs. Stevens and Luzich are entitled to receive distributions on liquidation in respect of such profits interests only to the extent of any appreciation in the fair market value of PGP interests since the date of grant of such profits interests.

Presently, the Board of Managers is composed of four managers. If not appointed earlier, a fifth manager may be appointed by Mr. Stevens at a future meeting of managers. A manager may resign at any time, and the member who designates a manager may remove or replace that manager from the Board of Managers at any time.

On May 21, 2003, PGP’s operating agreement was amended to create an executive committee consisting of Messrs. Stevens and Luzich. Under the amendment, the executive committee manages our business and affairs. The executive committee meets weekly or as otherwise agreed upon between Messrs. Stevens and Luzich. Other than with respect to any officers whose responsibilities include any project or real estate development, all executive officers of PGP and its subsidiaries shall report to the Chief Executive Officer of PGP. The executive committee shall, subject to the approval of the Board of Managers, unanimously approve the engagement of all of our executive officers (whose compensation exceeds $100,000 annually), attorneys and accountants. In the event that the executive committee is unable to reach a unanimous determination as to any such engagement within a reasonable period of time, the executive committee shall submit the prospective engagement to the independent managers of the Board of Managers board, whose determination shall be final.

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

Under the management services agreement, “EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization. In calculating earnings, the basic management fee, the incentive fee and reimbursables payable under the management services agreement are excluded.   EVD expensed affiliate management fees payable to OEDA of $0.7 million in each of 2011, 2010 and 2009, related to this agreement.

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

“EBITDA” is defined in the management services agreement as earnings before interest, income taxes, depreciation and amortization; provided, however, that in calculating earnings, the basic management fee, the incentive fee payable under the management services agreement shall not be deducted. The management services agreement will terminate on the later of (i) April 2014 or (ii) the date of sale by PGP of its beneficial ownership of the DJW’s membership interests. During 2011, 2010 and 2009, the Company expensed affiliate management fees of $2.9 million, $2.6 million, and $2.5 million, respectively, related to this agreement.

The Board of Managers of the Company unanimously approved the entry into the management services agreement by DJW.  The Board of Managers considered whether the terms and conditions of the management services agreement were on terms no less favorable than those that could be obtained on an arms’-length basis from independent third parties.

Consulting Agreement – EVD and PGP

As described in “Employment and Consulting Agreements – Michael S. Luzich,” Mr. Luzich’s consulting agreement provides for compensation in an amount equal to 2.5% of the Adjusted EBITDA of our EVD, DJW, and ABC operating subsidiaries.  EVD expensed $0.8 million, $0.7 million, and $0.9 million of affiliate management fees in 2011, 2010 and 2009, respectively, related to this agreement.  DJW expensed $1.0 million, $0.9 million, $0.8 million of affiliate management fees in 2011, 2010 and 2009, respectively, related to this agreement.  ABC expensed $0.4 million, $0.4 million and less than $0.1 million of affiliate management fees in 2011, 2010 and 2009, respectively, related to this agreement.  KSC had no expense under this agreement in 2011 as the 2.5% fee on earnings as detailed above is effective beginning the first full month of operations, or January 2012.

       The Board of Managers of the Company unanimously approved the entry into the consulting agreement by EVD and PGP.  The Board of Managers considered whether the terms and conditions of the consulting agreement were on terms no less favorable than those that could be obtained on an arms’-length basis from independent third parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Deloitte & Touche LLP for the years ended December 31, 2011 and 2010 were as follows:

(in thousands):	2011	2010
Audit fees	$697	$737
Audit-related fees (1)	299	201
Tax fees (2)	56	45
All other fees	—	—
_____________________

(1)	Annual internal control procedures related to compliance with state gaming regulations, internal control procedures related to financial reporting, quarterly casino revenue audits and fees related to the offering of the tack-on of the PGL Notes.
(2)	Tax compliance services.

In accordance with our internal policies, all fees related to audit and permissible non-audit services rendered by our independent registered public accounting firm are required to be pre-approved by our audit committee. In addition, all of the services described above in this Item 14 for the years ended December 31, 2011 and 2010 have been approved by our audit committee.

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

4.12
Second Supplemental Indenture, dated as of January 27, 2011, to the Indenture governing the 8.375% Senior Notes due 2015, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.12 of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

4.13
 Second Supplemental Indenture, dated as of January 27, 2011, to the Indenture governing the 10.750% Senior Unsecured Notes due 2015, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.13 of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

4.14
 Third Supplemental Indenture, dated as of January 31, 2011, to the Indenture governing the 8.375% Senior Notes due 2015, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.14 of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

4.15
 Pledge Supplement, dated as of January 31, 2011, delivered by Kansas Star Casino, LLC pursuant to the Pledge and Security Agreement, dated as of August 6, 2009, among Diamond Jo, LLC, Diamond Jo Worth, LLC, Peninsula Gaming, LLC, Peninsula Gaming Corp., The Old Evangeline Downs, L.L.C., Belle of Orleans, L.L.C and U.S. Bank National Association, as collateral agent—incorporated by reference to Exhibit 4.15 of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

4.16
Grantor Acknowledgement, dated as of January 31, 2011 delivered by Kansas Star Casino, LLC pursuant to an Intercreditor Agreement, dated as of August 6, 2009, by and between Wells Fargo Capital Finance, Inc. (formerly known as Wells Fargo Foothill, Inc.), as senior lien administrative agent, and U.S. Bank National Association, as subordinated lien creditor representative—incorporated by reference to Exhibit 4.16 of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

4.17
Third Supplemental Indenture, dated as of January 31, 2011, to the Indenture governing the 10.750% Senior Unsecured Notes due 2015, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.17 of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

4.18
Fourth Supplemental Indenture, dated February 1, 2011, to the Indenture governing the 8.375% Senior Notes due 2015, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee - incorporated herein by reference to Exhibit 10.3 of Peninsula Gaming, LLC’s Current Report on Form 8-K filed February 4, 2011.

4.19
 Registration Rights Agreement regarding the registration of the 10.750% Senior Unsecured Notes due 2017, dated February 1, 2011, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the Guarantors named therein and Credit Suisse Securities (USA) LLC—incorporated by reference to Exhibit 4.19 of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

4.20
First Amendment of Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated February 8, 2011, from Diamond Jo, LLC to U.S. Bank National Association, as collateral agent—incorporated by reference to Exhibit 4.20 of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

4.21
First Amendment of Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated February 8, 2011, from Diamond Jo Worth, LLC to U.S. Bank National Association, as a collateral agent—incorporated by reference to Exhibit 4.21 of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

4.22
Act of First Amendment to Multiple Obligations Mortgage and Assignment of Leases and Rents, dated February 8, 2011, by The Old Evangeline Downs, L.L.C. in favor of U.S. Bank National Association, as a collateral agent—incorporated by reference to Exhibit 4.22 of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

4.23
Amendment No. 1 to Preferred Ship Mortgage on the Whole of The Belle of Orleans, dated February 9, 2011, between Belle of Orleans L.L.C. and U.S. Bank National Association, as a collateral agent —incorporated by reference to Exhibit 4.23 of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

4.24
 Registration Rights Agreement regarding the registration of the 8.375% Senior Notes due 2015, dated February 9, 2011, by and among Peninsula Gaming, LLC, Peninsula Gaming Corp., the Guarantors named therein and Credit Suisse Securities (USA) LLC —incorporated by reference to Exhibit 4.24 of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

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

10.20C
Second Modification of Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of March 2, 2011, by Diamond Jo Worth, LLC and Wells Fargo Capital Finance, Inc. —incorporated by reference to Exhibit 10.21F of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

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

10.21F
Act of Fifth Amendment of Multiple Obligations Mortgage, dated March 2, 2011, by The Old Evangeline Downs, L.L.C. and Wells Fargo Capital Finance, Inc. —incorporated by reference to Exhibit 10.21F of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

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

10.22G
Sixth Amendment to Iowa Shore Mortgage, dated March 2, 2011, by Diamond Jo, LLC and Wells Fargo Capital Finance, Inc. —incorporated by reference to Exhibit 10.22G of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

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

10.35B
Amendment No. 1 to First Preferred Ship Mortgage on the Whole of The Belle of Orleans, dated October 29, 2009, by Belle of Orleans, L.L.C. in favor of Wells Fargo Capital Finance, Inc. dated March 2, 2011—incorporated by reference to Exhibit 10.35B of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

10.36A
Multiple Obligations Mortgage, dated as of January 29, 2010, between Belle of Orleans, L.L.C. and Wells Fargo Capital Finance, Inc. —incorporated by reference to Exhibit 10.36A of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

10.36B
Act of First Amendment of Multiple Obligations Mortgage, dated as of March 2, 2011, between Belle of Orleans, L.L.C. and Wells Fargo Capital Finance, Inc. —incorporated by reference to Exhibit 10.36B of Peninsula Gaming, LLC’s Form 10-K filed March 11, 2011.

10.37
Standard Form of Agreement Between Owner and Construction Manager as Constructor dated March 23, 2011 between Kansas Star Casino, LLC and Conlon Construction Co. —incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Form 10-Q filed May 16, 2011.

10.38
Third Amendment to Amended and Restated Loan Agreement, dated May 11, 2011 by and among Peninsula Gaming, LLC, Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Belle of Orleans, L.L.C., Diamond Jo Worth, LLC, and Kansas Star Casino, LLC as borrowers, the lenders that are signatories thereto and Wells Fargo Capital Finance, Inc., as the arranger and agent for the lenders —incorporated by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Form 10-Q filed May 16, 2011.

10.39
Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement from Kansas Star Casino, LLC to Wells Fargo Capital Finance, Inc. dated May 9, 2011—incorporated by reference to Exhibit 10.3 of Peninsula Gaming, LLC’s Form 10-Q filed May 16, 2011.

10.40
Standard form of Agreement Between Owner and Construction Manager as Constructor dated August 1, 2011 between Kansas Star Casino, LLC and Conlon Construction Co. – incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Form 10-Q filed August 15, 2011.

10.41
Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of May 19, 2011, from Kansas Star Casino, LLC to U.S. Bank National Association, as Collateral Agent – incorporated by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Form 10-Q filed August 15, 2011.

12.1†	Computation of ratio of earnings to fixed charges.

21.1†	Subsidiaries of the Registrants.

31.1†	Certification of M. Brent Stevens, Chief Executive Officer.

31.2†	Certification of Natalie A. Schramm, Chief Financial Officer.
32.1† 101.INS† 101.SCH† 101.CAL† 101.DEF† 101.LAB† 101.PRE†

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

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2012.

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
M. Brent Stevens
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities indicated on March 29, 2012.

PENINSULA GAMING, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager

By:	/s/ Steven D. Croxton
Steven D. Croxton
Manager

PENINSULA GAMING CORP.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager

By:	/s/ Steven D. Croxton
Steven D. Croxton
Manager

DIAMOND JO, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager

By:	/s/ Steven D. Croxton
Steven D. Croxton
Manager

DIAMOND JO WORTH , LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager

By:	/s/ Steven D. Croxton
Steven D. Croxton
Manager

THE OLD EVANGELINE DOWNS, L.L.C.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager

By:	/s/ Steven D. Croxton
Steven D. Croxton
Manager

BELLE OF ORLEANS, L.L.C.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager

By:	/s/ Steven D. Croxton
Steven D. Croxton
Manager

KANSAS STAR CASINO, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer
(principal financial and principal accounting officer)

By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager

By:	/s/ Steven D. Croxton
Steven D. Croxton
Manager

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Peninsula Gaming, LLC
Dubuque, Iowa

We have audited the accompanying consolidated balance sheets of Peninsula Gaming, LLC and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in member’s deficit and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Peninsula Gaming, LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Davenport, Iowa
March 29, 2012

PENINSULA GAMING, LLC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
(in thousands)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,151	$19,650
Restricted cash—purse settlements	4,186	4,178
Accounts receivable, net	2,026	1,466
Receivables from affiliates	117	117
Inventories	1,621	1,450
Prepaid expenses and other assets	6,205	4,825
Total current assets	82,306	31,686
PROPERTY AND EQUIPMENT, NET	400,923	271,881
OTHER ASSETS:
Deferred financing costs, net of amortization of $10,055 and $6,342, respectively	27,285	23,536
Goodwill	85,308	85,308
Licenses and other intangibles	106,713	78,403
Deposits and other assets	5,648	30,684
Investment available for sale	19,047	18,307
Total other assets	244,001	236,238
TOTAL	$727,230	$539,805
LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,885	$3,598
Construction payable	17,535	-
Purse settlement payable	5,884	5,803
Accrued payroll and payroll taxes	8,843	6,417
Accrued interest	24,678	20,137
Other accrued expenses	27,471	13,306
Payable to affiliates	1,441	667
Current maturities of long-term debt and leases	22,999	1,643
Total current liabilities	112,736	51,571
LONG-TERM LIABILITIES:
8 3/8% senior secured notes, net of discount	319,646	235,535
10 3/4% senior notes, net of discount	352,327	297,997
Senior secured credit facilities	5,000	3,500
Term loans	6,135	3,567
Notes and leases payable, net of discount	346	28
Obligation under Minimum Assessment Agreement	18,742	18,523
Other liabilities	961	953
Total long-term liabilities	703,157	560,103
Total liabilities	815,893	611,674
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(101,881)	(84,254)
Accumulated other comprehensive income	4,218	3,385
Total member’s deficit	(88,663)	(71,869)
TOTAL	$727,230	$539,805

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(in thousands)

	2011	2010	2009

REVENUES:
Casino	$308,080	$293,619	$258,427
Racing	14,752	14,961	16,507
Video poker	5,677	4,694	5,322
Food and beverage	27,127	26,272	23,418
Other	15,176	12,483	10,580
Less promotional allowances	(38,554)	(36,671)	(27,974)
Total net revenues	332,258	315,358	286,280
EXPENSES:
Casino	125,319	120,633	107,106
Racing	14,544	14,417	15,360
Video poker	4,599	3,717	3,908
Food and beverage	17,518	16,980	16,471
Other	10,342	8,584	7,484
Selling, general and administrative	58,267	54,753	45,564
Depreciation and amortization	29,427	29,413	24,651
Pre-opening expense	10,136	33	6
Development expense	—	28	1,211
Affiliate management fees	6,185	5,756	5,318
Loss on disposal of assets	179	184	1,770
Total expenses	276,516	254,498	228,849
INCOME FROM OPERATIONS	55,742	60,860	57,431
OTHER INCOME (EXPENSE):
Interest income	2,350	2,249	2,010
Interest expense, net of amounts capitalized	(68,302)	(59,598)	(50,407)
Loss from equity affiliate	(91)	(29)	—
Loss on early retirement of debt	—	—	(22,475)
Total other expense	(66,043)	(57,378)	(70,872)
NET (LOSS) INCOME	$(10,301)	$3,482	$(13,441)

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT
AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(in thousands)

	COMMON MEMBER’S INTEREST	ACCUMU-LATED DEFICIT	NOTE RECEIV-ABLE FROM OWNER	ACCUMU-LATED OTHER COMPRE-HENSIVE INCOME (LOSS)	TOTAL MEMBER’S DEFICIT	COMPRE- HENSIVE INCOME (LOSS)

BALANCE, JANUARY 1, 2009	$9,000	$(53,971)	$—	$(7,012)	$(51,983)
Net loss		(13,441)			(13,441)	$(13,441)
Unrealized gain on available for sale security				6,740	6,740	6,740
Loan to owner			(1,723)		(1,723)
Member distributions		(9,368)			(9,368)
Comprehensive loss						$(6,701)
BALANCE, DECEMBER 31, 2009	9,000	(76,780)	(1,723)	(272)	(69,775)
Net income		3,482			3,482	$3,482
Unrealized gain on available for sale security				3,657	3,657	3,657
Loan to owner			(10)		(10)
Repayment of loan by owner			1,733		1,733
Member distributions		(10,956)			(10,956)
Comprehensive income						$7,139
BALANCE, DECEMBER 31, 2010	9,000	(84,254)	—	3,385	(71,869)
Net loss		(10,301)			(10,301)	$(10,301)
Unrealized gain on available for sale security				833	833	833
Member contributions		4,693			4,693
Member distributions		(12,019)			(12,019)
Comprehensive loss						$(9,468)
BALANCE, DECEMBER 31, 2011	$9,000	$(101,881)	$—	$4,218	$(88,663)

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(in thousands)
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,301)	$3,482	$(13,441)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	29,427	29,413	24,651
Non-cash interest	3,779	4,261	5,172
Loss on early retirement of debt	—	—	22,475
Loss from equity affiliate	91	29	—
Non-cash equity based and other compensation	556	486	(2,037)
Loss on disposal of assets	179	184	1,770
Changes in operating assets and liabilities, excluding affects of acquisition:
Restricted cash — purse settlements	(8)	222	613
Receivables	(572)	839	(136)
Receivables from affiliates	—	(77)	231
Inventories	(171)	70	(280)
Prepaid expenses and other assets	(813)	343	2,441
Payables	531	(225)	(3,282)
Accrued expenses	7,023	(2,032)	14,703
Payable to affiliates	774	377	(3,077)
Net cash flows from operating activities	30,495	37,372	49,803
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(234)	(348)	(387)
Proceeds from redemption of investment	285	—	—
Advances under note receivable to related party	—	(2,300)	—
Proceeds from note receivable to related party	90	29	—
Purchase of investments	—	—	(700)
Business acquisition and licensing costs	(3,530)	(25,429)	(104,626)
Construction project development costs	(95,069)	(8,268)	(22,574)
Purchases of property and equipment	(7,339)	(6,962)	(7,296)
Proceeds from sale of property and equipment	73	169	690
Net cash flows from investing activities	(105,724)	(43,109)	(134,893)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(7,311)	(756)	(16,684)
Principal payments on debt	(1,642)	(2,175)	(394,377)
Proceeds from senior notes	138,000	—	531,537
Proceeds from senior secured credit facilities	5,000	27,500	29,700
Payments on senior secured credit facilities	(3,500)	(24,000)	(60,200)
Loan to owner	—	(10)	(1,723)
Proceeds from repayment of loan by owner	—	1,733	—
Proceeds from term loan	5,202	—	—
Member distributions	(12,019)	(11,442)	(7,331)
Net cash flows from financing activities	123,730	(9,150)	80,922
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,501	(14,887)	(4,168)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,650	34,537	38,705
CASH AND CASH EQUIVALENTS AT END OF YEAR	$68,151	$19,650	$34,537
(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest, net of capitalized interest	$59,405	$55,442	$33,731
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired, but not paid	$20,317	$2,084	$3,247
Property and equipment acquired in exchange for obligation under assessment arrangements	13,637	—	1,989
Deferred financing costs incurred in exchange for obligation under assessment arrangements	152	—	—
Unrealized gain on investment available for sale	833	3,657	6,740
Property contributions from parent	3,803	—	—
Gaming license contribution from parent	43	—	—
Prepaid expense contribution from parent	291	—	—
Property and equipment acquired in exchange for indebtedness	20,376	—	—
Exchange of private senior notes for registered senior notes	—	545,000	—
Reduction in property and equipment and liability	—	—	209
Liability settled in exchange for property and equipment	—	—	4,104
Deferred financing costs incurred, but not paid	—	—	502

See notes to consolidated financial statements.

PENINSULA GAMING, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS PURPOSE

 Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company, is a casino entertainment holding company with gaming operations in local markets in Iowa, Louisiana and Kansas. PGL’s wholly owned subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo casino in Dubuque, Iowa; (ii) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), that owns and operates the Diamond Jo casino in Worth County, Iowa;  (iii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in Opelousas, Louisiana and five off-track betting (“OTB”) parlors in Louisiana (the New Iberia OTB was closed in January 2012); (iv) Belle of Orleans, L.L.C., a Louisiana limited liability company (“ABC”), that owns and operates the Amelia Belle Casino in Amelia, Louisiana; (v) Kansas Star Casino, LLC, a Kansas limited liability company (“KSC”), that owns and operates the Kansas Star Casino, Hotel and Event Center (“Kansas Star”), which opened its interim facility on December 20, 2011 as discussed below in the Kansas Star Developments section; and (vi) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).

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

We plan on completing construction of the Kansas Star in two phases. The first phase of the project is expected to include 1,836 slot machines, 45 table games, 10 poker tables, 150 hotel rooms in a third party operated hotel, approximately 2,800 parking spaces, a buffet, steakhouse, deli, a casino bar as well as a sports themed bar and a 162,000 square foot indoor event center.  While the first phase of the project is not expected to be completed until January 2013, KSC began casino gaming operations on December 20, 2011 in its interim facility.  Amenities currently include 1,411 slots machines, 32 table games and 5 poker tables.  The second phase of the project is expected to include 164 additional slot machines (thus expanding the total to 2,000 slot machines), the development of an equine complex for events and shows that includes multiple arenas and barn facilities, parking for recreational vehicles, and 150 additional hotel rooms (bringing the total to 300 rooms). The second phase is scheduled for completion by January 2015.

The current budget for the Kansas Star project is approximately $329 million (excluding capitalized interest which is estimated to be approximately $6 million).  Total cost to open the interim casino was $179 million including approximately $15 million for publicly-owned utilities that are being financed by the City of Mulvane, Kansas (“Mulvane”) as described below.  The remaining cost for the first phase of the project is expected to be approximately $102 million, including approximately $19 million to complete the initial 150 hotel rooms of the third party financed and developed hotel as discussed further below.  The second phase of the Kansas Star project is budgeted at $48 million, which includes approximately $19 million for the expansion to the third party hotel from 150 to 300 rooms.

On March 7, 2011, KSC entered into a Development Agreement with Mulvane (“Mulvane Development Agreement”) related to the provision of water, sewer, and electrical utilities to the Kansas Star site. This agreement sets forth certain parameters governing the use of public financing for the provision of such utilities, through the issuance of general obligation bonds by Mulvane, paid for through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to Mulvane’s full obligations under the general obligation bonds. The total cost of sewer and water utilities improvements being financed by Mulvane are expected to be approximately $20.3 million which includes the second phase of improvements to Mulvane’s waste water treatment plant.

During the construction period of the infrastructure improvements, Mulvane will issue temporary notes, the proceeds of which will be used to pay for the construction costs of the improvements. Upon completion of the improvements, these temporary notes will be redeemed with proceeds from the issuance of the 15 year general obligation bonds.  As of December 31, 2011, Mulvane has issued $10.0 million of temporary notes.  In addition, Mulvane issued an additional $4.0 million of temporary notes on January 4, 2012.  All temporary notes issued by Mulvane are secured by irrevocable letters of credit issued by the Company in favor of Mulvane.  As of December 31, 2011, the Company has issued $15.4 million in letters of credit in favor of Mulvane to secure the current and future issuances of temporary notes related to the infrastructure improvements.  The amount of the outstanding letters of credit supporting these utilities improvements shall be reduced to an amount equal to three times the annual special assessment tax imposed on KSC plus outstanding letters of credit issued related to infrastructure improvements to be completed in future years.

On March 23, 2011, KSC and Conlon Construction Co. (“Conlon”) executed an AIA A133-2009 Agreement Between Owner and Construction Manager as Constructor (the “Phase 1A GMP Contract”).  On August 1, 2011, KSC and Conlon executed an AIA A133-2009 Agreement Between Owner and Construction Manager as Constructor (the “Phase 1B GMP Contracts”).  On January 26, 2012, KSC and Conlon executed an AIA A133-2009 Agreement Between Owner and Construction Manager as Constructor, for completion of the conversion of the interim gaming facility for use as a multi-purpose arena (the “Phase 2 – Arena Conversion GMP Contract,” together with the Phase 1A GMP, and the Phase 1B GMP, the “GMP Contracts”).

The GMP Contracts provide that Conlon will act as Construction Manager for the construction of the Kansas Star project, and that the project will be completed on a “cost of work plus a fee” basis, with a guaranteed maximum price (the “GMP Amount”), and on a designated construction completion schedule.  The GMP Contracts provide that Conlon will prepare a preliminary GMP Amount based on Conlon’s estimate of the cost of work, including contingencies, and Conlon’s management fee for each phase of the project.  The GMP Amount for Phase 1A was agreed to at $63.4 million. On January 31, 2012, the final Phase 1A GMP Amount was revised by change order to $60.8 million.

The final GMP Amount for Phase 1B of the project and Phase 2 – Arena Conversion is expected to be agreed to between KSC and Conlon in the second quarter of 2012.  The GMP Amount for phase two of the project (excluding the arena conversion) will be established by the parties as the development of the project proceeds.

The GMP Contracts effectively limit the total cost of the first phase of the project to the designated GMP Amount, and imposes financial penalties, including liquidated damages, for failing to complete construction by the dates set forth in the Kansas Management Contract.  If the total cost of the project falls below the GMP Amount, certain of the cost savings will be shared 60%/40% between KSC and Conlon, respectively. The GMP Amount is subject to amendment by change orders approved by KSC and the dates for completion of construction may be adjusted as a result of the occurrence of certain events, including force majeure.

The GMP Contracts also contain other customary provisions, including provisions relating to the scope of work and responsibilities of the parties, termination, compensation and payment calculations and schedules, indemnification, insurance and bond requirements, dispute resolution and assignment of contract.

On May 17, 2011, KSC executed an agreement with a third party hotel developer, KSC Lodging, L.C. (“KSC Lodging”) under which KSC Lodging will finance, construct, own and operate the 300 room hotel at the Kansas Star.  On October 12, 2011, KSC entered into a ground lease with KSC Lodging under which KSC agreed to lease the land on which the hotel is being developed for one dollar per year for a term of 99 years with five additional 10-year extension options.  In exchange for entering into the ground lease, KSC received a 34% equity interest in KSC Lodging.  In addition, in accordance with the hotel development agreement, on January 19, 2012, KSC contributed $1.0 million in cash to KSC Lodging in exchange for an additional 22% equity interest in KSC Lodging (bringing the total equity interest to 56%).  KSC’s equity interest in KSC Lodging is a non-voting interest.  KSC Lodging is an independent entity that is managed by its designated manager and controlled by its voting equity holders, subject only to limited consent rights of KSC that are triggered in certain extraordinary circumstances.  Construction of the hotel has commenced and the first phase of the hotel, which will include 150 rooms, is expected to open no later than the first quarter of 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The consolidated financial statements include the financial information of the Company and its wholly owned subsidiaries, DJL, DJW, EVD, ABC, KSC, and PGC. ABC’s operations have been included from its acquisition date on October 22, 2009.  Intercompany balances and transactions are eliminated.

Cash and Cash Equivalents—The Company considers all certificates of deposit and other highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash-Purse Settlements—Restricted cash represents amounts restricted by regulation for purses to be paid during the live meet racing season at EVD. Additionally, restricted cash includes entrance fees for a special futurity race during the racing season, plus any interest earnings, which will be used to pay the purse for the race. A separate interest bearing bank account is required for these funds.

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

Capitalized Interest— The Company capitalizes interest costs associated with significant construction projects. The Company capitalizes interest on amounts expended on significant construction projects at the average cost of borrowed money. Capitalization of interest ceases when the project is substantially complete. The Company capitalized $2.6 million during 2011 related to the development project at KSC.  There was no capitalized interest in 2010 and an insignificant amount capitalized during 2009.

Deferred Financing Costs— Costs associated with the issuance of financing agreements have been deferred and are being amortized over the life of the related instrument/agreement using the effective interest method. These amortization costs are included in Interest expense, net of amounts capitalized on the statements of operations.  The Company deferred costs related to: i) the issuance and related tack-on offerings of its $320 million 8 3/8% Senior Secured Notes due 2015 (the “PGL Secured Notes”) and its $355 million 10 3/4% Senior Unsecured Notes due 2017 (the “PGL Unsecured Notes” and, together with the PGL Secured Notes, the “PGL Notes”); ii) the amended and restated loan and security agreement entered into by PGL, DJL, EVD, ABC, DJW and KSC (collectively, the “Borrowers”) with Wells Fargo Capital Finance, Inc. (“Wells Fargo”) as the arranger and agent on October 22, 2009 as amended (“PGL Credit Facility”); iii) the Minimum Assessment Agreement, dated October 1, 2007, among DJL, the City of Dubuque, Iowa (the “City”) and the City Assessor of the City of Dubuque, (the “Minimum Assessment Agreement”); iv) the Loan and Security Agreement with PGL and KSC (collectively the “KSC FF&E Borrowers”) and American Trust and Savings Bank (the “KSC Term Loan”); and v) the temporary notes issued as part of the Mulvane Development Agreement.  As of December 31, 2011 and 2010, the Company deferred, net of amortization, $16.7 million and $13.8 million, respectively, of fees and expenses related to the PGL Notes, $2.3 million and $1.4 million, respectively, of fees and expenses related to the PGL Credit Facility, and $8.1 million and $8.3 million, respectively, of fees and expenses related to DJL’s Minimum Assessment Agreement.  As of December 31, 2011, the Company deferred, net of amortization $0.1 million of fees and expenses related to the KSC Term Loan and $0.1 million of fees and expenses related to the Mulvane Development Agreement.  There were no amounts deferred as of December 31, 2010 for either the KSC Term Loan or the Mulvane Development Agreement.

Goodwill and Licenses and Other Intangible Assets— Goodwill of $53.1 million and $32.2 million as of December 31, 2011 represents the excess of the purchase price over the fair value of the net identifiable assets acquired in connection with the acquisition of DJL and ABC, respectively. Goodwill is not amortized, but is reviewed at least annually for impairment and written down and charged to income when its recorded value exceeds its estimated fair value. At December 31, 2011, 2010 and 2009, DJL performed its annual impairment test on goodwill and determined that the estimated fair value of the DJL reporting unit exceeded its carrying value as of those dates.   At December 31, 2011 and 2010, ABC performed its annual impairment test on goodwill and determined that the estimated fair value of the ABC reporting unit exceeded its carrying value as of that date.  Due to the timing of the ABC acquisition and related valuation, no tests were performed during 2009 for ABC as there were no indicators of impairment.  Management determines fair value primarily using a combination of discounted future cash flow analysis and market values for similar businesses.  Goodwill is subject to impairment by, among other things, significant changes in the gaming tax rates in Iowa and Louisiana, significant new competition which could substantially reduce profitability, non-renewal of DJL’s or ABC’s gaming license due to regulatory matters and regulatory changes that could adversely affect DJL’s and ABC’s business. There were no changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010 and the Company has recognized no impairment losses.

Licenses and other intangibles as of December 31, 2011 and 2010 consist of: (i) the acquired licenses and tradename associated with the purchase of EVD, (ii) DJW’s gaming license under an executory agreement with the State of Iowa, (iii) the tradename, customer relationships, customer list and gaming license associated with the purchase of ABC, and (iv) the Kansas Management Contract which includes the $25.0 million privilege fee paid to the state of Kansas and $3.1 million of additional fees that were required to be paid to KRGC following approval of the Kansas Management Contract.

The licenses, EVD’s tradename and the Kansas Management Contract have indefinite lives as the Company has determined that there are no known legal, regulatory, contractual, economic or other factors that would limit their useful lives and the Company intends to renew and operate the licenses and Kansas Management Contract and use the EVD tradename indefinitely. In addition, other key factors in the Company’s assessment that these licenses have an indefinite life include: (i) the Company’s license renewal experience confirms that renewals would not be withheld except under extraordinary circumstances; (ii) the renewals related to these licenses confirms the Company’s belief that the renewal process could be completed without substantial cost and without material modification of the licenses; (iii) the economic performance of the operations related to the licenses support the Company’s intention of operating the licenses indefinitely; (iv) the continued limitation of gaming licenses in the States of Louisiana and Iowa limits competition in the jurisdictions where these licenses are maintained; (v) the continued limitation of management contracts in the State of Kansas limits competition in the jurisdiction where the Kansas Management Contract is maintained; and (vi) in 2011, the Iowa legislature amended the law to remove the requirement for referendums to be conducted every eight years if a proposition to operate gambling games is approved by a majority of the county electorate voting on the proposition in two successive elections.   Because DJW has had two successive referendums approving the proposition allowing for the operation of gambling games, no further referendums approving a proposition to operate gambling games are required for DJW. Indefinite lived intangible assets are not amortized, but are reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value.

Each of EVD’s identified intangible assets was valued separately when EVD was purchased. The valuations were updated by management as of December 31, 2011, 2010 and 2009, each indicating no impairment. In addition, management performed a valuation of the DJW gaming license as of December 31, 2011, 2010 and 2009, indicating no impairment. Each of ABC’s identified intangible assets was valued separately when ABC was purchased. The valuation for the gaming license was updated by management as of December 31, 2011 and 2010, indicating no impairment. Due to the timing of the ABC acquisition and the related valuation, no test was performed during 2009 for ABC as there were no indicators of impairment.  A valuation for the Kansas Management Contract was performed as of December 31, 2011, indicating no impairment.  As the Kansas Management Contract was granted and approved in 2011, there was no valuation performed as of December 31, 2010 and 2009.

ABC’s tradename, customer relationships, and customer list were determined to have finite lives. The weighted average useful life of the identifiable intangible assets with finite lives is estimated to be 9 years.  Amortization expense for intangible assets for 2011 and 2010 was $0.3 million and for 2009 was insignificant.  As of December 31, 2011, ABC’s customer list was fully amortized.  Amortization expense related to ABC’s tradename and customer relationships is expected to be approximately $0.2 million per year for 2012 through 2016.

The Company’s intangible assets are subject to impairment by, among other things, significant changes in the gaming tax rates in Louisiana and Iowa, significant new competition which could substantially reduce profitability, non-renewal of the racing or gaming licenses or management contract due to regulatory matters, changes to EVD’s or ABC’s tradename or the way EVD’s or ABC’s tradename is used in connection with its business and regulatory changes that could adversely affect the Company’s business by, for example, limiting or reducing the number of slot machines or video poker machines that the Company is permitted to operate.

Management does not expect significant adverse changes in the operations at DJL, DJW, EVD, ABC and KSC over the next 12 months.  However, regulatory changes, including increases in gaming tax rates, smoking bans on the casino floor, increased competition, and declines in economic conditions in the regions in which the Company operates could have a negative effect on future operations. If a material negative impact would occur, it may have an impact on the periodic review of goodwill and intangibles for impairment.

In connection with PGL’s acquisition of EVD from a third party, EVD is required to pay the third party a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by EVD’s racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino’s casino opened to the general public. This contingent fee is payable monthly in arrears and has been recorded as an adjustment to the purchase price (as permitted by purchase accounting guidance) allocated to slot machine and video game licenses of $0.4 million for each of the years ended December 31, 2011 and 2010. The licenses allow the Company to operate slot machines and video poker at EVD and their OTBs.

Licenses and other intangibles are summarized as follows (in thousands):

	December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$73,013	$-	$73,013
Kansas Management Contract	28,135	-	28,135
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(462)	1,673
Customer relationships and customer list	242	(112)	130
Total	$107,287	$(574)	$106,713

	December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$72,575	$-	$72,575
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(249)	1,886
Customer relationships and customer list	242	(62)	180
Total	$78,714	$(311)	$78,403

The gaming licenses are subject to renewal every year in Iowa and every five years in Louisiana (ABC’s license was renewed in February 2010 and EVD’s next renewal is in November 2012), the horse racing license every 10 years in Louisiana (next renewal in April 2017) and the management contract is subject to renewal after 15 years from commencement of operations (next renewal in December 2026).  As discussed above, in 2011, the Iowa legislature amended the law to remove the requirement for referendums to be conducted every eight years if a proposition to operate gambling games is approved by a majority of the county electorate voting on the proposition in two successive elections. Because both DJL and DJW have had two successive referendums approving the proposition allowing for the operation of gambling games, no further referendums approving a proposition to operate gambling games are required for DJL and DJW. Referendum costs in Iowa through the November 2010 referendum and renewal costs in Louisiana and Kansas were expensed as incurred.

         Note Receivable—In accordance with a loan agreement entered into in November 2009 with the developer of the hotel at EVD, EVD loaned the developer $2.3 million during the third quarter of 2010, the proceeds of which were used toward the development of the hotel.  The developer of the hotel is an affiliate of EVD (see “Investments” below).  Amounts advanced under the loan bear interest at a rate of 14.5% (of which 6.5% is payable in cash and 8.0% is “paid-in-kind” interest and is added to the principal amount of the note) and shall be paid quarterly in arrears.  Principal payments on the loan are due quarterly beginning after November 15, 2010 based on a twenty year amortization schedule. All outstanding principal and interest is due on November 15, 2014.  The note receivable is secured by a second priority lien and security interest in substantially all of the assets of the developer.  Payments under the note receivable are also guaranteed by the parent company of the hotel operator and a personal guarantee by two of its principals. This note receivable is recorded on the balance sheet at outstanding principal.  At December 31, 2011 and 2010, $2.3 million and $2.2 million, respectively, of this note receivable is included in Deposits and other assets and $0.1 million and $0.1 million, respectively, is included in Prepaid expenses and other assets.  At December 31, 2011 and 2010, the developer has made all contractual payments due under the loan agreement.

Deposits— At December 31, 2010, included in Deposits and other assets was a $25.0 million deposit related to the refundable privilege fee paid to the State of Kansas for the Kansas Management Contract.  Upon approval of the Kansas Management Contract the $25.0 million privilege fee was no longer refundable.  As such, the $25.0 million has been included as a cost of the Kansas Management Contract and is included in Licenses and other intangibles as of December 31, 2011.

Investments— DJW has an investment in $22.7 million in aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”).  This investment is classified as available-for-sale and is recorded at fair value.  The fair value of the investment at December 31, 2011 and December 31, 2010 was $19.4 million and $18.6 million, respectively.  At December 31, 2011 and 2010, $0.3 million is included as a current asset in Prepaid expenses and other assets and at December 31, 2011 and 2010, $19.1 million and $18.3 million, respectively, is included as a long-term asset in Investment available for sale.

Future maturities of the City Bonds, excluding the discount, at December 31, 2011 for the years ending December 31 are summarized as follows (in thousands):

2012	$305
2013	330
2014	355
2015	380
2016	410
Thereafter	20,960
Total	$22,740

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

Obligation Under Minimum Assessment Agreement—On October 1, 2007, DJL entered into the Amended and Restated Port of Dubuque Public Parking Facility Development Agreement (the “Development Agreement”) with the City regarding, among other things, the design, development, construction, and financing of the public parking facility located adjacent to DJL’s casino development. The public parking facility is owned and operated by the City and was constructed on real estate owned by the City. In 2007, DJL contributed $6.3 million towards the construction of the public parking facility.  The City issued the City Bonds, which were purchased by DJW and are recorded as an available for sale investment (see Investments), to fund the remaining construction costs of the facility. Due to DJL’s expected use of the public parking facility and its obligations under a Minimum Assessment Agreement with the City (which will repay the principal and interest on the City Bonds), combined with the Company’s guarantee of DJL’s obligation under the Minimum Assessment Agreement, DJL recorded a capital asset and an obligation to the City to the extent proceeds from the City Bonds were used to construct the parking facility.  Interest costs under the Minimum Assessment Agreement obligation, net of amounts capitalized, are expensed as incurred.  DJL’s remaining obligation under the Minimum Assessment Agreement at December 31, 2011 and 2010 was $1.9 million and $1.9 million, respectively, which were recorded as a current obligation of DJL and $18.7 million and $18.5 million, respectively, which were recorded as a long-term obligation of DJL on the Company’s balance sheets.

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

The Minimum Assessment Agreement obligation, along with related interest costs, will be paid through property tax payments.  Any property tax payments required to be made by DJL which are in excess of the Minimum Assessment Agreement obligation will be expensed as incurred.   The cost of the parking facility was capitalized by DJL and is being depreciated over its estimated useful life of 40 years.

The Development Agreement also calls for (i) the payment by the Company for the reasonable and necessary actual operating costs incurred by the City for the operation, security, repair and maintenance of the public parking facility and (ii) the payment by the Company to the City of $65 per parking space in the public parking facility per year, which funds will be deposited into a special sinking fund and used by the City for capital expenditures necessary to maintain the public parking facility. Operating costs of the parking facility incurred by DJL are expensed as incurred. Deposits to the sinking fund are recorded as other assets. When the sinking fund is used for capital improvements, such amounts are capitalized and amortized over their remaining useful life not to exceed the remaining useful life of the parking facility.

The Company’s future obligations under the Minimum Assessment Agreement related to the recorded obligation at December 31, 2011 for the years ending December 31 are summarized as follows (in thousands):

2012	$1,916
2013	1,916
2014	1,916
2015	1,916
2016	1,916
Thereafter	37,364
Total	46,944
Less amounts representing interest	(26,286)
Less current portion (included in Other accrued expenses)	(1,916)
Long-term obligation under Minimum Assessment Agreement	$18,742

Other Accrued Expenses— Under the Mulvane Development Agreement, KSC is obligated to pay for certain infrastructure improvements constructed by Mulvane ultimately through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to Mulvane’s obligations under the general obligation bonds as discussed in Note 1.  Currently, KSC is obligated to reimburse Mulvane for any funds expended from the proceeds of the temporary bonds issued by Mulvane with such payments secured by letters of credit issued by the Company.  Due to KSC’s use of the infrastructure improvements and its obligations under the letters of credit currently, and ultimately under the special assessment with Mulvane (which will repay the principal and interest on the general obligation bonds), KSC recorded a capital asset and an obligation to Mulvane to the extent proceeds from the temporary bonds were used to construct the infrastructure improvements.  As of December 31, 2011, Mulvane has incurred construction costs of approximately $13.1 million related to the infrastructure improvements and approximately $0.2 million in issue costs associated with the temporary notes.  Accordingly, KSC has recorded an obligation of $13.3 million which is included in Other accrued expenses within current liabilities as the temporary notes that were issued are due within the next twelve months.

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

	Year Ended December 31,
	2011	2010	2009
Food and beverage	$5,401	$5,764	$4,218
Other	1,106	1,194	850
Total cost of complimentary services	$6,507	$6,958	$5,068

            Slot Club Awards—The Company provides slot patrons with incentives redeemable for food, beverage, or other services based on the dollar amount of play on slot machines. A liability has been established based on an estimate of the cost of honoring these outstanding incentives, utilizing the age of the award and prior history of redemptions.

Equity Based Compensation— Effective January 1, 2006, the Company adopted an accounting standard that requires that compensation expense under equity based awards be measured at fair value. As allowed under the provisions of the standard, the Company has applied the standard prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application of the standard using the accounting principles historically applied to those awards, the intrinsic value method.

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

Prior to November 6, 2009, the equity based awards granted by PGP to the two executive officers contained a put option exercisable by the officer.  On a quarterly basis, the Company estimated the fair value of all incentive units granted under PGP’s equity based incentive compensation plans that had the put option and compared that value to the value of such incentive units at the date of grant. The value of the incentive units was primarily determined on a discounted cash flow basis discounted for a minority interest.  Any appreciation or depreciation in the value of the incentive units was expensed or credited to an expense based on the percentage of the grant vested. As these awards are issued by PGP, the awards represent a PGP liability and not a liability of the Company although the expense associated with awards to the officers was recorded by the Company with a corresponding credit to member contributions.  The Company credited $2.4 million in 2009 to selling, general and administrative expense with respect to these units.

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

Other than as discussed above, the Company did not have any new awards and there were no modifications, repurchases, or cancellations of awards issued prior to January 1, 2006 during the years ended December 31, 2011, 2010 and 2009 and there were no payments to employees related to equity based awards during the years 2011, 2010 and 2009.

Variable Interest Entity (“VIE”)— On May 17, 2011, KSC executed an agreement with KSC Lodging under which KSC Lodging will finance, construct, own and operate the 300 room hotel at the Kansas Star.  On October 12, 2011, KSC entered into a ground lease with KSC Lodging under which KSC agreed to lease the land on which the hotel is being developed for one dollar per year for a term of 99 years with five additional 10-year extension options.  In exchange for entering into the ground lease, KSC received a 34% equity interest in KSC Lodging. In addition, in accordance with the hotel development agreement, on January 19, 2012, KSC contributed $1.0 million in cash to KSC Lodging in exchange for an additional 22% equity interest in KSC Lodging (bringing the total equity interest to 56%). Although KSC holds a variable interest in KSC Lodging, KSC does not have any voting interests or control in decisions or daily operations of KSC Lodging. Therefore it is not considered to be the primary beneficiary and thus the VIE is not consolidated into the financial statements of the Company but, rather, is recorded as an equity investment. KSC was required to purchase the land that the hotel will reside on in its entirety in order to obtain the land necessary for the development of the Kansas Star. The construction of the hotel is being financed by (i) $3.0 million of cash equity (including KSC’s $1.0 million cash contribution as noted above) and (ii) construction financing provided by a third party bank. KSC did not provide any guarantees or other credit enhancements to secure the construction financing for KSC Lodging. The Company is not obligated to provide any additional financial support to KSC Lodging and has not provided any additional support other than that as discussed above. Thus, the Company’s maximum exposure to loss related to the VIE is limited to the $1.0 million cash contribution as discussed above.  There are no assets recorded in the Company’s consolidated balance sheets as of December 31, 2011 and 2010 that relate to KSC’s variable interests in KSC Lodging. The liabilities in the Company’s consolidated balance sheets that relate to KSC’s variable interests in KSC Lodging and the Company’s maximum exposure to loss as a result of its agreements with KSC Lodging at December 31, 2011 and 2010 are as follows (in thousands):
	2011	2010

Carrying amount of liabilities	$-	$-
Maximum exposure to loss	1,000	-

Advertising—All costs associated with advertising are expensed as incurred. Advertising expense was $4.1 million in 2011 and $2.8 million in each of 2010 and 2009.

Pre-opening Expense—Costs associated with start-up activities for new or expanded operations are expensed as incurred.  In 2011, the Company incurred $10.1 million of start-up costs related to the development project at KSC and consists primarily of pre-opening payroll, professional service fees, and regulatory costs.  Pre-opening expenses were insignificant in 2010 and 2009.

Development Expense—Costs associated with new business opportunities are expensed as incurred unless the cost is capitalizable and management believes it is probable the project will be completed.

Acquisition related costs of $1.1 million associated with the acquisition of ABC were included in development expense in 2009.  There was no development expense in 2011 and development expense was insignificant in 2010.

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

Concentrations of Risk—The Company’s customer base is concentrated in southwest Louisiana, north central and eastern Iowa, southern Minnesota, southwest Wisconsin, northwest Illinois, and south central Kansas.

The Company maintains deposit accounts at five banks. At December 31, 2011 and 2010, and various times during the years ended December 31, 2011, 2010 and 2009, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation. Credit risk is managed by monitoring the credit quality of the banks.

Recently Adopted Accounting Standards—In April 2010, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the accounting for casino base jackpot liabilities.  The Company adopted this guidance in the first quarter of 2011 with no impact to the Company’s financial statements.

Recently Issued Accounting Standards—In May 2011, the FASB amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for the Company at the beginning of fiscal year 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company's financial statements.

In June 2011, the FASB amended requirements for the presentation of other comprehensive income (“OCI”), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2012, with early adoption permitted. The adoption of this guidance will not impact the Company's financial position, results of operations or cash flows and will only impact the presentation of OCI on the financial statements.

In September 2011, the FASB amended the guidance regarding testing of goodwill for impairment.  The amended guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required, otherwise no further analysis is required. The amendment is effective for annual and interim goodwill impairment tests performed in fiscal year 2012. The adoption of this guidance will not have an impact on the Company’s financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31 is summarized as follows (in thousands):

	2011	2010

Land and land improvements	$38,493	$19,748
Buildings, riverboat, and improvements	340,755	254,754
Furniture, fixtures, and equipment	133,509	101,046
Computer equipment	15,450	12,988
Vehicles	1,001	775
Construction in progress	15,453	1,702
Subtotal	544,661	391,013
Accumulated depreciation	(143,738)	(119,132)
Property and equipment, net	$400,923	$271,881

 Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $29.2 million, $29.1 million, and $24.6 million, respectively.

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

In connection with KSC’s acquisition of a land purchase option to purchase land upon which KSC’s casino is currently being developed, KSC is required to pay the former owner of the land purchase option 1% of KSC’s EBITDA each month for a period of 10 years commencing upon opening of KSC’s casino to the public. As this contingent payment is a direct cost of acquiring the land, each payment will be recorded as an adjustment to the purchase price of the land as it is earned.

4. DEBT

Long-term debt at December 31 consists of the following (in thousands):
	2011	2010

8 3/8% senior secured notes due August 15, 2015, net of discount of $354 and $4,465, respectively, secured by substantially all the assets of the Company and its subsidiaries and the equity of the Company	$319,646	$235,535
10 3/4% senior unsecured notes due August 15, 2017, net of discount of $2,673 and $7,003, respectively	352,327	297,997
$50,000 revolving line of credit under a loan and security agreement of PGL, DJL, EVD, ABC, DJW, and KSC with Wells Fargo, interest rate at prime plus a margin of 2.5% with a floor of 6.0% (rate of 6.0% at December 31, 2011 and 2010), maturing January 15, 2015, secured by substantially all assets of PGL, DJL, EVD, ABC, DJW, and KSC and is guaranteed up to $5.0 million by the Company’s Chief Executive Officer	5,000	3,500
Term loan under a loan and security agreement of PGL, DJL and EVD with American Trust & Savings Bank, interest rate at 6.5%, due in installments through December 1, 2013, secured by certain assets of DJL	3,567	5,183
Term loan under a loan and security agreement of PGL and KSC with American Trust & Savings Bank, interest rate at 6.5%, due in installments through December 1, 2016, secured by certain assets of KSC	5,202	-
Notes payable and capital lease obligations, net of unamortized discount based on imputed interest rates at 6.0% - 14.4% of $689 and $0, respectively, due 2012 – 2015	20,711	55
Total debt	706,453	542,270
Less current portion	(22,999)	(1,643)
Total long term debt	$683,454	$540,627

           Principal maturities of debt (excluding discount) for the Company, for each of the years ending December 31 are summarized as follows (in thousands):

2012	$22,999
2013	3,145
2014	1,045
2015	326,110
2016	1,181
Thereafter	355,000
$709,480

PGL Notes

The Company issued $240 million in aggregate principal amount of PGL Secured Notes and $305 million in aggregate principal amount of PGL Unsecured Notes in 2009 at a discount of $5.5 million and $7.9 million, respectively (collectively the “PGL Notes”).  Interest on the PGL Notes is due each August 15 and February 15, commencing February 15, 2010.

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

The PGL Notes and the PGL Credit Facility do not limit the Company’s ability to transfer assets between the Company and the Subsidiary Guarantors.  Under the indentures governing the PGL Notes, the Company is allowed, subject to certain conditions and limitations set forth therein, to make payments and distributions to PGP, including in respect of (i) certain consulting and financial advisory services, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP, and (iii) tax, accounting, licensure, legal and administrative costs and expenses of PGP. In addition, the Company may pay dividends or make other distributions to PGP, in addition to the distributions above, if the combined interest coverage ratio of the Company and the Subsidiary Guarantors is not less than 2.0 to 1.0 for the immediately preceding four full fiscal quarters and subject to certain aggregate net income and cash proceeds received from the sale of equity interest limits.  The Company may also pay dividends or make other distributions with Specified Equity Contributions (as defined in the indentures governing the PGL Notes). Substantially all of the Company’s net assets were restricted from distribution to PGP under the PGL Notes and the PGL Credit Facility, subject to the above exceptions and including amounts allowed for certain investments and other restricted payments.

PGL Credit Facility

The PGL Credit Facility consists of a revolving credit facility which permits the Borrowers to request advances and letters of credit up to the lesser of the maximum revolver amount of $50.0 million (less amounts outstanding under letters of credit) and a specified borrowing base (the “Borrowing Base”). The Borrowing Base is the lesser of the consolidated EBITDA (as defined in the PGL Credit Facility) of the Borrowers for the 12 months immediately preceding the current month end multiplied by 150% and the consolidated EBITDA of the Borrowers for the most recent quarterly period computed on an annualized basis multiplied by 150%. The Borrowing Base was greater than the maximum revolver amount of $50.0 million as of December 31, 2011. The borrowings under the PGL Credit Facility bear interest at a rate equal to the Wells Fargo prime rate plus a margin of 2.5% with a floor of 6%.

On January 31, 2011, the Borrowers under the PGL Credit Facility and Wells Fargo executed a Consent agreement that permitted KSC to join the PGL Credit Facility as a Borrower.

On February 2, 2011, the Borrowers under the PGL Credit Facility and Wells Fargo executed the Second Amendment to the Amended and Restated Loan and Security Agreement (the “Second Amendment”) which, among other things, (i) permitted the issuance of up to $80.0 million in aggregate principal amount of additional PGL Secured Notes, (ii) provided for a reduction in the maximum revolver amount under the facility from $58.5 million to $50.0 million, (iii) extended the maturity date of the facility from January 15, 2014 to January 15, 2015 and (iv) permitted certain capital expenditures in connection with the development of the Kansas Star.

On May 11, 2011, the Borrowers under the PGL Credit Facility and Wells Fargo executed the Third Amendment to the Amended and Restated Loan and Security Agreement which increased the limit on issued and outstanding letters of credit allowed under the PGL Credit Facility from $10.0 million to $25.0 million.

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

As of December 31, 2011, the Company had $5.0 million in outstanding advances under the PGL Credit Facility. In addition, as of December 31, 2011, the Company had outstanding letters of credit under the PGL Credit Facility of $17.4 million, including $15.4 million related to the construction of the infrastructure improvements by Mulvane as discussed in Note 1, resulting in available borrowings thereunder of $27.6 million at December 31, 2011.

DJL Term Loan

On May 1, 2008, PGL, DJL and EVD (collectively, the “DJL FF&E Borrowers”) entered into a Loan and Security Agreement (“DJL Term Loan”) with American Trust & Savings Bank.  Proceeds from the DJL Term Loan were used to finance the purchase of certain furniture, fixtures and equipment related to DJL’s casino development in 2008. Commencing on January 1, 2009 and continuing through December 1, 2013, the DJL FF&E Borrowers shall pay principal plus accrued interest in equal monthly installments. Interest on the DJL Term Loan accrues at a rate of 6.5% per annum.  As of December 31, 2011, DJL had outstanding advances of $3.6 million under the DJL Term Loan.

KSC Term Loan

The KSC Term Loan allows the KSC FF&E Borrowers to request advances of up to $14.0 million during the period of June 1, 2011 through March 1, 2012 (the “Draw Down Period”) to finance the purchase of certain furniture, fixtures and equipment related to the Kansas Star development. No principal payments are due until January 1, 2012 and interest shall accrue on all advances at a rate equal to 6.5% per annum and is payable the first of each month in arrears.  Commencing on January 1, 2012 and continuing through December 1, 2016 (the “Term Period”), the KSC FF&E Borrowers shall pay principal in equal monthly installments, plus accrued interest, with the first principal payment due on January 1, 2012. Interest during the Term Period shall be calculated at a rate of 6.5% per annum.  As of December 31, 2011, KSC had outstanding advances of $5.2 million under the KSC Term Loan.

Notes Payable - Slot Vendor Financing

KSC has agreements with various slot vendors to finance the purchase of slot machines over a period of twelve months at zero percent financing for the interim phase of the Kansas Star development project.  Total financing under these agreements is $21.4 million with an imputed discount of $1.0 million.  As of December 31, 2011, KSC had $20.7 million recorded related to slot machine financing at KSC. Monthly financing payments commence January 2012.  In January 2012, KSC entered into an agreement to finance an additional $0.9 million of slot machine purchases over a period of 12 months at zero percent.

Compliance

As of December 31, 2011, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness.

5. FAIR VALUE MEASUREMENTS

Under GAAP, certain assets and liabilities must be measured at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company had two financial instruments that must be measured at fair value in the financial statements, an investment available for sale and an investment in a money market.  The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.  GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes these inputs into three broad levels.  The three levels are as follows:

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

The Company had one Level 1 financial instrument at December 31, 2011 and no Level 1 financial instruments at December 31, 2010. The Company holds an investment in a money market whose fair value equaled its carrying value of $18.6 million as of December 31, 2011.

The Company had no Level 2 financial instruments at December 31, 2011 and 2010.  The Company had one Level 3 financial instrument at December 31, 2011 and 2010.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s Level 3 financial asset that is required to be measured at fair value as of December 31, 2011 and 2010, which is classified as “Investment available for sale” in the balance sheets ($0.3 million is classified in Prepaid and other assets at December 31, 2011 and 2010) (in thousands):

	Total Carrying Value at December 31, 2011	Fair Value Measurements at December 31, 2011	Total Carrying Value at December 31, 2010	Fair Value Measurements at December 31, 2010
Investment available for sale	$19,352	$19,352	$18,592	$18,592

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for 2011 and 2010 (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance at beginning of the reporting period	$18,592	$14,741
Total gains (realized or unrealized):
Included in earnings	212	194
Included in other comprehensive income	833	3,657
Transfers in or out of Level 3	-	-
Purchases, sales, issuances and settlements:
Redemption	(285)	-
Ending balance at December 31, 2011and 2010	$19,352	$18,592

	Year Ended December 31, 2011	Year Ended December 31, 2010

Gains included in earnings attributable to the change in unrealized gains relating to assets still held at the reporting date included in interest income	$212	$194

6. EMPLOYEE BENEFIT PLANS

PGL, DJL, DJW, EVD, ABC and KSC each have a qualified defined contribution plan under section 401(k) of the Internal Revenue Code for their respective employees. Under the plans, eligible employees may elect to defer a portion of their salary, subject to Internal Revenue Service limits. The Company may make a matching contribution to each participant based upon a percentage set by the Company, prior to the end of each plan year. Company matching contributions to the plans and related expense were $0.5 million in each of 2011 and 2010 and $0.4 million in 2009.

The Company also has a non-qualified deferred compensation plan. Under the plan, certain eligible key employees of the Company may elect to defer a portion of their compensation. The Company makes a matching contribution to each participant based upon a percentage set by the Company. These matching contributions vest over a three year period of service. Expense related to Company matching contributions were $0.2 million, $0.1 million and $0.2 million in 2011, 2010 and 2009, respectively.

7. LEASING ARRANGEMENTS

DJL currently has approximately 500 surface parking spaces that are in close proximity to its casino located on properties that DJL leases under an operating lease for $500,000 annually through December 2018.   In accordance with an operating agreement between DJL and the Dubuque Racing Association, Ltd. (“DRA”), the DRA reimburses DJL for these lease payments.

DJW leases, under an operating lease, 10 acres of land north of the casino that is used for patron parking.  This lease requires DJW to pay less than $0.1 million per year as rent through June 2016.  The property lease also allows for the purchase of the leased land at the expiration of the lease for a total purchase price of approximately $0.8 million.  In addition, DJW also leases, under an operating lease, 30 acres of land through August 2013 for use as additional hunting land at its Pheasant Links facility in Emmons, Minnesota.  Total rent expense for these leases are less than $0.1 million annually.

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

The leases expire on various dates through 2020. Rent expense was $5.8 million, $5.8 million and $6.4 million during the years ended 2011, 2010 and 2009, respectively and is expensed as incurred.

Minimum rental payments and contingent rental payments for the years ended December 31, 2011, 2010 and 2009 are summarized as follows (in thousands):
	Years ended December 31,
	2011	2010	2009
Minimum rental payments	$4,380	$2,066	$2,176
Contingent rental payments	1,418	3,726	4,188
Total	$5,798	$5,792	$6,364

The future minimum rental payments required (excluding contingent rental payments) under noncancelable leases with a minimum original term in excess of one year at December 31, 2011 for the years ending December 31 are summarized as follows (in thousands):

2012	$2,106
2013	1,358
2014	862
2015	381
2016	359
Thereafter	180
Total	$5,246

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

Neither the Company nor its subsidiaries are parties to any pending or probable legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such litigation would have a material effect on the Company’s financial condition, results of operations or cash flows.

DJL and DJW are required to pay their respective qualified sponsoring organization, who hold a joint gaming license with DJL and DJW, 4.50% and 5.76%, respectively, of the casino’s adjusted gross receipts on an ongoing basis.  DJL expensed $3.1 million, $3.1 million and $3.2 million during the years ended 2011, 2010 and 2009, respectively, related to its agreement.  DJW expensed $5.0 million, $4.7 million and $4.6 million during the years ended 2011, 2010 and 2009, respectively, related to its agreement. The DJL agreement expires on December 31, 2018. The DJW agreement expires on March 31, 2015 but is subject to automatic three year renewal periods.

ABC has an agreement with the Parish of St. Mary to permit the berthing of its riverboat casino in Amelia, Louisiana.  The agreement expires in May 2017.  The agreement provides for percentage fees based on the level of net gaming revenue as follows - first $60 million - 2.5%; $60 to $96 million - 3.5%; greater than $96 million - 5.0%.  The annual minimum fee due under the agreement is $1.5 million, which is due on the first day of June of each year. ABC expensed $1.5 million for each of 2011 and 2010 and $0.3 million during the period October 22, 2009 (date of acquisition) through December 31, 2009, respectively, related to this agreement.

The Kansas Management Contract contractually obligates KSC to open certain phases of the project by certain specified dates. With certain exceptions, the permanent gaming facility must be completed by January 14, 2013, and the entire construction project (as set forth in the contract) must be completed no later than January 14, 2015. In addition, as of January 14, 2015, KSC is obligated to have made a minimum investment in infrastructure related to the Kansas Star development of $225.0 million, inclusive of any third party investments but exclusive of the $25.0 million privilege fee as discussed in Note 2.  The Company is currently on-track to meet these completion dates and financial obligations.  See additional discussion of the Kansas Star development in Note 1.

As part of the Kansas Management Contract, KSC committed to donate $1.5 million each year to support education in the local area in which the casino operates for the duration of the Kansas Management Contract. The first distribution under this commitment is scheduled to be made in 2012 and will be recorded as an expense.

The Company’s future contractual obligations related to purchase commitments at December 31, 2011, including $2.6 million related to DJL’s obligation for capital expenditures under the Development Agreement over 40 years, $22.5 million related to KSC’s obligation to support education under the Kansas Management Contract and $69.2 million related to the Kansas Star development project and excluding DJW’s and DJL’s variable payments to their sponsoring organizations, are summarized as follows (in thousands):

2012	$74,723
2013	4,961
2014	4,048
2015	3,682
2016	3,663
Thereafter	23,873
Total	$114,950

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

10. TRANSACTIONS WITH RELATED PARTIES

During 2011, 2010 and 2009, the Company distributed $9.0 million, $9.7 million and $4.0 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services of PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members and (iii) tax, accounting, licensure, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions. In September 2010, the Company made a $1.7 million cash distribution which was recorded as a member distribution to PGP, the proceeds of which were used by PGP to repay all of the outstanding principal and interest on a loan due to the Company.  Such loan was previously recorded as a note receivable within Total Member's Deficit. On November 6, 2009 and again on December 8, 2011, PGP repurchased certain previously granted and vested profits interests from certain executive officers of the Company in the amount of $5.8 million and $3.0 million, respectively.  A portion of the November 2009 repurchase was funded by a distribution of $3.3 million from PGL to PGP and the December 2011 repurchase was funded by a distribution of $3.0 million from PGL to PGP.  See Note 2 for further discussion.  During 2011, the Company received contributions of $4.7 million from PGP primarily for land and capitalized costs related to the Kansas Star development project that were paid by PGP.

 During 2011, 2010 and 2009, the Company expensed $0.6 million, $0.5 million and $0.4 million, respectively, as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA (an affiliate) a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 0.75% to 1.25% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.7 million in affiliate management fees payable to OEDA for each of the years 2011, 2010 and 2009.

In 2005, DJW entered into a management services agreement with PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges. DJW expensed management fees of $2.9 million, $2.6 million and $2.5 million in 2011, 2010 and 2009, respectively, related to this agreement.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreement, EVD, DJW, ABC and KSC must each pay the board member a fee equal to 2.5% of EVD’s, DJW’s, ABC’s and KSC’s earnings before interest, taxes, depreciation, amortization and charges associated with the impairment of assets, development expenses, pre-opening expenses, management and consulting fees, corporate allocations, gains or losses on the disposal of assets and extraordinary gains or losses, in each case, applicable to such period.  EVD expensed $0.8 million, $0.7 million and $0.9 million of affiliate management fees in 2011, 2010 and 2009, respectively, related to this agreement.  DJW expensed $1.0 million, $0.9 million and $0.8 million of affiliate management fees in 2011, 2010 and 2009, related to this agreement.  ABC expensed $0.4 million in each of 2011 and 2010 and an insignificant amount in 2009 of affiliate management fees related to this agreement.  KSC had no expense under this agreement in 2011 as the 2.5% fee on earnings as detailed above is effective beginning the first full month subsequent to operations, or January 2012.

11. SEGMENT INFORMATION

The Company is organized around geographical areas and operates five reportable segments: (1) Diamond Jo Dubuque operations, which comprise the Diamond Jo casino in Dubuque, Iowa, (2) Diamond Jo Worth operations, which comprise the Diamond Jo Worth casino operations in Northwood, Iowa, (3) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by EVD in Opelousas, Louisiana and the surrounding area, (4) Amelia Belle operations, which comprise the Amelia Belle casino in Amelia, Louisiana, and (5) Kansas Star operations, which comprise the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas that opened its interim facility on December 20, 2011.

The accounting policies for each segment are the same as those described in Note 2. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the years ended (in thousands):

	Net Revenues From External Customers
	2011	2010	2009

Diamond Jo Dubuque	$68,911	$67,835	$71,876
Diamond Jo Worth	93,924	86,568	83,897
Evangeline Downs	115,438	112,993	122,808
Amelia Belle	47,965	47,962	7,699
Kansas Star	6,020	-	-
Total	$332,258	$315,358	$286,280

	Segment Operating Earnings (1)
	2011	2010	2009

Diamond Jo Dubuque	$23,884	$22,690	$23,759
Diamond Jo Worth	38,736	35,542	33,567
Evangeline Downs	30,099	29,820	34,355
Amelia Belle	14,345	15,146	1,932
Kansas Star	3,318	—	—
Total property segment operating earnings (1)	110,382	103,198	93,613
General Corporate	(9,424)	(6,924)	(5,638)
Total segment operating earnings (1)	100,958	96,274	87,975
Gain on settlement (2)	711	—	—
Non-cash equity based compensation	—	—	2,412
Depreciation and amortization	(29,427)	(29,413)	(24,651)
Development expense	—	(28)	(1,211)
Affiliate management fees	(6,185)	(5,756)	(5,318)
Interest expense, net of amounts capitalized	(68,302)	(59,598)	(50,407)
Interest income	2,350	2,249	2,010
Pre-opening expense	(10,136)	(33)	(6)
Loss on disposal of assets	(179)	(184)	(1,770)
Loss from equity affiliate	(91)	(29)	—
Loss on early retirement of debt	—	—	(22,475)
Net (loss) income	$(10,301)	$3,482	$(13,441)
_______________
(1)
Segment operating earnings is defined as net (loss) income plus non-cash equity based compensation, depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, loss from equity affiliate, loss on early retirement of debt, and interest expense, net of amounts capitalized, less interest income and gain on settlement.

(2)	“Gain on settlement” relates to a one-time gain on a financial settlement with the predecessor owner of ABC during the first quarter of 2011 and is included in Other revenue for 2011.

	Interest Expense, net			Depreciation and Amortization
	2011	2010	2009	2011	2010	2009
General Corporate	$(65,623)	$(57,160)	$(22,924)	$277	$174	$103
Diamond Jo Dubuque	(2,185)	(2,291)	(9,629)	9,072	9,148	8,848
Diamond Jo Worth	1,946	1,947	(6,321)	5,593	6,143	7,426
Evangeline Downs	314	144	(9,525)	7,080	7,825	7,322
Amelia Belle	8	11	2	6,926	6,123	952
Kansas Star	(412)	—	—	479	—	—
Total	$(65,952)	$(57,349)	$(48,397)	$29,427	$29,413	$$24,651

	Total Assets
	2011	2010	2009

General Corporate	$21,781	$42,581	$26,673
Diamond Jo Dubuque	156,997	164,660	174,861
Diamond Jo Worth	77,449	78,733	82,692
Evangeline Downs	143,829	142,377	143,168
Amelia Belle	107,308	111,454	114,540
Kansas Star	219,866	-	-
Total	$727,230	$539,805	$541,934

	Cash Expenditures for Additions to Long-Lived Assets
	2011	2010	2009

General Corporate	$1,640	$25,586	$286
Diamond Jo Dubuque	1,367	1,855	15,776
Diamond Jo Worth	1,600	1,532	3,461
Evangeline Downs	2,937	7,353	8,305
Amelia Belle	1,510	4,333	106,668
Kansas Star	96,884	—	—
Total	$105,938	$40,659	$134,496

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, payables and accrued expenses approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s investment available for sale, note receivable, obligation under minimum assessment agreement and debt instruments at December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Money market investment	$18,606	$18,606	$-	$-
Investment available for sale	19,352	19,352	18,592	18,592
Note receivable	2,400	2,400	2,536	2,302
8 3/8% senior secured notes	340,000	319,646	255,000	235,535
10 3/4% senior unsecured notes	372,750	352,327	331,688	297,997
Senior secured credit facility	5,000	5,000	3,500	3,500
Term loans	8,769	8,769	5,183	5,183
Notes payable, capital lease obligations and other financial instruments	21,878	21,189	591	591
Obligation under Minimum Assessment Agreement	26,416	20,658	25,012	20,458

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
	(Dollars in Thousands)

Net revenues	$80,401	84,494	83,873	83,490
Income from operations	15,890	14,870	12,760	12,222
Net loss	(128)	(2,097)	(3,757)	(4,319)

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
	(Dollars in Thousands)

Net revenues	$78,001	$82,468	$81,948	$72,941
Income from operations	16,081	16,394	16,538	11,847
Net income (loss)	1,765	1,947	2,289	(2,519)

14.   ACQUISITION

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

Net revenues and net income of ABC from the acquisition date through December 31, 2009 included in the Company’s consolidated statement of operations were $7.7 million and $0.9 million, respectively. The following table summarizes the actual historical combined net revenues and net loss of the Company and ABC for 2009 on a pro forma basis as if the acquisition had occurred at the beginning of such period:

2009

Net revenues	$327,757
Net loss	(9,441)

The pro forma combined results of operations are not necessarily indicative of what the actual combined results of operations of the Company would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s combined results of operations for future periods.

15.   SUBSEQUENT EVENTS

In January 2012, EVD closed its New Iberia OTB due to a significant reduction in profitability.  Expenses related to the closing of the OTB, including severance and termination of the building lease, were less than $0.1 million.  Net revenues for New Iberia were $2.1 million, $1.9 million and $2.3 million in 2011, 2010 and 2009.  Net loss for New Iberia was $0.1 million in 2011 and 2010 and net income of less than $0.1 million in 2009.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

PENINSULA GAMING, LLC
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance at End of Year

Year ended December 31, 2011:
Allowance for doubtful accounts	$88	$22	$(10)	$100
Year ended December 31, 2010:
Allowance for doubtful accounts	$40	$54	$(6)	$88
Year ended December 31, 2009:
Allowance for doubtful accounts	$17	$42	$(19)	$40
_________________
(1)           Amounts written off.

S-1