Form 10-Q
period 2012-03-31
PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2012-05-04
CIK 1235662, 1299109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

or

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

PENINSULA GAMING, LLC

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)
	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,037	$68,151
Restricted cash—purse settlements	8,672	4,186
Accounts receivable, net	2,703	2,026
Receivables from affiliates	-	117
Inventories	1,821	1,621
Prepaid expenses and other assets	5,898	6,205
Total current assets	66,131	82,306
PROPERTY AND EQUIPMENT, NET	407,503	400,923
OTHER ASSETS:
Deferred financing costs, net of amortization of $10,980 and $10,055, respectively	26,626	27,285
Goodwill	85,308	85,308
Licenses and other intangibles	106,775	106,713
Deposits and other assets	7,052	5,648
Investment available for sale	19,304	19,047
Total other assets	245,065	244,001
TOTAL	$718,699	$727,230

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,101	$3,885
Construction payable	6,415	17,535
Purse settlement payable	10,488	5,884
Accrued payroll and payroll taxes	8,694	8,843
Accrued interest	8,490	24,678
Other accrued expenses	16,487	27,471
Payable to affiliates	832	1,441
Current maturities of long-term debt and leases	19,935	22,999
Total current liabilities	75,442	112,736

LONG-TERM LIABILITIES:
8 3/8% senior secured notes, net of discount	319,661	319,646
10 3/4% senior notes, net of discount	352,407	352,327
Senior secured credit facilities	-	5,000
Term loans	8,716	6,135
Notes and leases payable, net of discount	19	346
Obligation under assessment arrangements	32,006	18,742
Other liabilities	953	961
Total long-term liabilities	713,762	703,157
Total liabilities	789,204	815,893

COMMITMENTS AND CONTINGENCIES (Note 6)
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(83,924)	(101,881)
Accumulated other comprehensive income	4,419	4,218
Total member’s deficit	(70,505)	(88,663)
TOTAL	$718,699	$727,230

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
REVENUES:
Casino	$130,747	$75,568
Racing	2,170	2,423
Video poker	1,597	1,466
Food and beverage	8,477	6,508
Other	3,567	3,739
Less promotional allowances	(11,755)	(9,303)
Total net revenues	134,803	80,401

EXPENSES:
Casino	51,680	30,873
Racing	2,282	2,462
Video poker	1,190	1,128
Food and beverage	5,231	4,099
Other	2,173	1,952
Selling, general and administrative	19,154	14,144
Depreciation and amortization	10,442	7,222
Pre-opening expense	-	1,057
Affiliate management fees	2,411	1,540
(Gain) loss on disposal of assets	(20)	34
Total expenses	94,543	64,511

INCOME FROM OPERATIONS	40,260	15,890

OTHER INCOME (EXPENSE):
Interest income	562	600
Interest expense, net of amounts capitalized	(18,411)	(16,581)
Loss from equity affiliate	(28)	(37)
Total other expense	(17,877)	(16,018)

NET INCOME (LOSS)	22,383	(128)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on investment available for sale	201	(45)
Total other comprehensive income (loss)	201	(45)

COMPREHENSIVE INCOME (LOSS)	$22,584	$(173)

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S DEFICIT (UNAUDITED)
 (in thousands)

	COMMON MEMBER'S INTEREST	ACCUMU-LATED DEFICIT	ACCUMU-LATED OTHER COMPRE-HENSIVE INCOME	TOTAL MEMBER'S DEFICIT

BALANCE, DECEMBER 31, 2011	$9,000	$(101,881)	$4,218	$(88,663)
Net income		22,383		22,383
Unrealized gain on investment available for sale			201	201
Member contributions		244		244
Member distributions		(4,670)		(4,670)
BALANCE, MARCH 31, 2012	$9,000	$(83,924)	$4,419	$(70,505)

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,383	$(128)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	10,442	7,222
Non-cash interest	1,111	888
Loss from equity affiliate	28	37
Non-cash compensation	244	154
(Gain) loss on disposal of assets	(20)	34
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(4,486)	(4,418)
Receivables	(682)	(12)
Receivables from affiliates	117	40
Inventories	(200)	11
Prepaid expenses and other assets	211	939
Payables	4,888	4,468
Accrued expenses	(14,297)	(12,645)
Payable to affiliates	(609)	28
Net cash flows from operating activities	19,130	(3,382)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(321)	(191)
Purchase of investment	(1,000)	-
Proceeds from note receivable to related party	31	-
Business acquisition and licensing costs	(122)	(2,639)
Construction project development costs	(25,050)	(17,478)
Purchase of property and equipment	(2,499)	(4,299)
Proceeds from sale of property and equipment	52	51
Net cash flows from investing activities	(28,909)	(24,556)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	-	(6,715)
Principal payments on debt	(5,984)	(402)
Proceeds from senior notes	-	138,000
Proceeds from term loan	4,319	-
Payments on senior secured credit facilities	(5,000)	(3,500)
Member distributions	(4,670)	(3,125)
Net cash flows from financing activities	(11,335)	124,258
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,114)	96,320
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68,151	19,650
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,037	$115,970

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of capitalized interest	$31,342	$26,887
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Property and equipment acquired, but not paid	$7,392	$4,309
Property and equipment acquired in exchange for obligation under assessment arrangements	1,508	508
Deferred financing costs incurred in exchange for obligation under assessment arrangements	454	-
Property and equipment acquired in exchange for indebtedness	854	-
Unrealized gain (loss) on investment available for sale	201	(45)
Property contributions from parent	-	3,803
Gaming license contribution from parent	-	43
Prepaid expense contribution from parent	-	291
Deferred financing costs incurred, but not paid	-	252
Gaming license acquired, but not paid	-	567

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            1. Organization and Basis of Presentation

 Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company, is a casino entertainment holding company with gaming operations in local markets in Iowa, Louisiana and Kansas. PGL’s wholly owned subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo casino in Dubuque, Iowa; (ii) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), that owns and operates the Diamond Jo casino in Worth County, Iowa;  (iii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in Opelousas, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; (iv) Belle of Orleans, L.L.C., a Louisiana limited liability company (“ABC”), that owns and operates the Amelia Belle Casino in Amelia, Louisiana; (v) Kansas Star Casino, LLC, a Kansas limited liability company ("KSC"), which owns the assets of the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas (excluding lottery gaming equipment, which is owned by the State of Kansas) and manages the lottery gaming operations on behalf of the State of Kansas ("Kansas Star"), which opened its interim facility on December 20, 2011 as discussed below in the Kansas Star Developments section; and (vi) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations.  The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).

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

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, footnote disclosure that would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.

Kansas Star Developments

The Kansas Star is being developed in two phases.  KSC began casino gaming operations on December 20, 2011 in its interim facility.  Amenities currently include 1,411 slots machines, 35 table games and 5 poker tables.  Completion of the remainder of the first phase of the project is expected in January 2013 and is expected to include 1,836 slot machines, 45 table games, 10 poker tables, 150 hotel rooms in a third party operated hotel, approximately 2,800 parking spaces, a buffet, steakhouse, deli, a casino bar as well as a poker themed bar, and a 162,000 square foot indoor event center (which currently houses our interim operations).

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

The current budget for the Kansas Star project is approximately $329 million (excluding capitalized interest which is estimated to be approximately $6 million).  Total cost to open the interim casino was $179 million including approximately $15 million for publicly-owned utilities that are being financed by the City of Mulvane, Kansas (“Mulvane”) as described below.  The remaining cost for the first phase of the project is expected to be approximately $102 million, including approximately $19 million to complete the initial 150 hotel rooms of the third party financed and developed hotel and $5.2 million of additional publicly-owned utilities being financed by Mulvane as discussed further below.  The second phase of the Kansas Star project is budgeted at $48 million, which includes approximately $19 million for the expansion to the third party hotel from 150 to 300 rooms.

On March 7, 2011, KSC entered into a Development Agreement with Mulvane (“Mulvane Development Agreement”) related to the provision of water, sewer, and electrical utilities to the Kansas Star site. This agreement sets forth certain parameters governing the use of public financing for the provision of such utilities, through the issuance of general obligation bonds by Mulvane, paid for through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to Mulvane’s full obligations under the general obligation bonds. The total cost of sewer and water utilities improvements being financed by Mulvane are expected to be approximately $19.6 million, which includes the second phase of improvements to Mulvane’s waste water treatment plant.

During the first quarter 2012, Mulvane completed various infrastructure improvements that were needed to support the Kansas Star development.  The costs to design, construct and finance these improvements were financed with proceeds from temporary notes issued by Mulvane.  In March 2012, these temporary notes were redeemed with proceeds from the issuance of $14.4 million of Mulvane general obligation bonds.  KSC’s special tax assessment related to these bonds is approximately $1.2 million annually.  Payments under the special tax assessment are secured by an irrevocable letter of credit of $3.6 million issued by the Company in favor of Mulvane.  In April 2012, letters of credit issued by the Company totaling $14.5 million that secured the temporary notes were released by Mulvane and are no longer outstanding.

During 2012 and 2013, Mulvane will perform additional infrastructure improvements that will benefit the Kansas Star site.  During the construction period of the additional infrastructure improvements, Mulvane will issue additional temporary notes, the proceeds of which will be used to pay for the construction costs of the improvements. Upon completion of the improvements, these temporary notes will be redeemed with proceeds from the issuance by Mulvane of additional 15 year general obligation bonds.  As of March 31, 2012, Mulvane has not issued any temporary notes related to these additional infrastructure improvements; however, it is anticipated that Mulvane will issue an additional $5.2 million in temporary notes during 2012 and 2013 to fund these additional infrastructure improvements.   As of March 31, 2012, the Company has issued $5.2 million in letters of credit in favor of Mulvane to secure the future issuances of temporary notes related to these additional infrastructure improvements.  The amount of the currently outstanding letters of credit supporting the construction of these additional utilities improvements will be reduced to an amount equal to three times the annual special assessment tax imposed on KSC upon completion of these additional improvements and issuance of the additional general obligation bonds.

           2. Summary of Significant Accounting Policies

Capitalized Interest— The Company capitalizes interest costs associated with significant construction projects. The Company capitalizes interest on amounts expended on significant construction projects at the average cost of borrowed money. Capitalization of interest ceases when the project is substantially complete.  The Company capitalized $0.3 million and $0.1 million during the three months ended March 31, 2012 and 2011, respectively, related to the development project at KSC.

Goodwill and Licenses and Other Intangible Assets— There were no changes in the carrying amount of goodwill during the three months ended March 31, 2012.   Licenses and other intangibles are summarized as follows (in thousands):

	March 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$73,135	$-	$73,135
Kansas Management Contract	28,135	-	28,135
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(516)	1,619
Customer relationships and customer list	242	(118)	124
Total	$107,409	$(634)	$106,775

	December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$73,013	$-	$73,013
Kansas Management Contract	28,135	-	28,135
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(462)	1,673
Customer relationships and customer list	242	(112)	130
Total	$107,287	$(574)	$106,713

Amortization expense for intangible assets for each of the three months ended March 31, 2012 and 2011 was $ 0.1 million.  Annual amortization expense for intangible assets is expected to be $ 0.2 million per year for 2012 through 2016.

Obligation Under Assessment Arrangements— Under the Mulvane Development Agreement, KSC is obligated to pay for certain infrastructure improvements constructed by Mulvane ultimately through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to Mulvane’s obligations under the general obligation bonds.  On March 29, 2012, Mulvane issued $14.4 million of general obligation bonds as discussed in Note 1.  The special tax assessment related to these general obligation bonds is approximately $1.2 million per year paid semi-annually in May and December of each year with the first payment due in December 2012.  In addition, KSC is obligated to reimburse Mulvane for any construction costs incurred for which temporary notes have not yet been issued.  At March 31, 2012, Mulvane had incurred $0.9 million of construction costs related to the second phase of the infrastructure improvements for which temporary notes had not yet been issued.  At March 31, 2012 KSC has recorded an obligation of $15.3 million of which $13.8 million is included in Obligation under assessment arrangements within long-term liabilities and $1.5 million is included in Other accrued expenses within current liabilities.

In addition, at March 31, 2012, under the Minimum Assessment Agreement, dated October 1, 2007, among DJL, the City of Dubuque, Iowa (the “City”) and the City Assessor of the City of Dubuque (the “Minimum Assessment Agreement”), in which DJL and the City agreed to a minimum taxable value related to DJL’s new casino of $57.9 million, DJL has recorded an obligation of $20.1 million of which $18.2 million is included in Obligation under assessment arrangements within long-term liabilities and $1.9 million is included in Other accrued expenses within current liabilities.

Other Accrued Expenses— At December 31, 2011, included in Other accrued expenses within current liabilities was $13.3 million in infrastructure improvements and issue costs associated with the temporary notes under the Mulvane Development Agreement at KSC as discussed in Note 1.  On March 29, 2012, the temporary notes associated with the $13.3 million in infrastructure improvements and issue costs recorded at December 31, 2011 were redeemed with the issuance of $14.4 million of 15 year general obligation bonds as discussed above under Obligation Under Assessment Arrangements.  Accordingly, the $13.3 million is no longer included in Other accrued expenses within current liabilities and is classified in Obligation under assessment arrangements within long-term liabilities based on the special tax assessment payment schedule as discussed above.

Variable Interest Entity (“VIE”)— On January 19, 2012, KSC contributed $1.0 million in cash to KSC Lodging, L.C. (“KSC Lodging”) in exchange for an additional 22% equity interest in KSC Lodging (bringing KSC’s total equity interest in KSC Lodging to 56%) in accordance with an executed agreement under which KSC Lodging has agreed to finance, construct, own and operate the 300 room hotel at the Kansas Star.  The Company is not considered to be the primary beneficiary and thus the VIE is not consolidated into the financial statements of the Company but, rather, is recorded as an equity investment.  At March 31, 2012 the $1.0 million equity investment is included in Deposits and other assets in the Company’s condensed consolidated balance sheets. The liabilities in the Company’s condensed consolidated balance sheets that relate to KSC’s variable interests in KSC Lodging and the Company’s maximum exposure to loss as a result of its agreements with KSC Lodging at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	2012	2011

Carrying amount of liabilities	$-	$-
Maximum exposure to loss	1,000	1,000

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

Recently Adopted Accounting Standards—In May 2011, the Financial Accounting Standards Board (“FASB”) amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The Company adopted this guidance in the first quarter of 2012 with no material impact to the Company's financial statements.

In June 2011, the FASB amended requirements for the presentation of other comprehensive income (“OCI”), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The Company adopted this guidance in the first quarter of 2012 and has elected to present comprehensive income in a single, continuous statement of comprehensive income. The new guidance was applied retrospectively.  The adoption of this guidance did not impact the Company's financial position, results of operations or cash flows and only impacted the presentation of OCI on the financial statements.

In September 2011, the FASB amended the guidance regarding testing of goodwill for impairment.  The amended guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required, otherwise no further analysis is required. The Company adopted this amendment in the first quarter of 2012 with no material impact to the Company’s financial statements.

3. Property and Equipment

Property and equipment at March 31, 2012 and December 31, 2011 is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Land and land improvements	$38,763	$38,493
Buildings, riverboat and improvements	340,968	340,755
Furniture, fixtures and equipment	134,176	133,509
Computer equipment	15,594	15,450
Vehicles	1,046	1,001
Construction in progress	27,540	15,453
Subtotal	558,087	544,661
Accumulated depreciation	(150,584)	(143,738)
Property and equipment, net	$407,503	$400,923

 Depreciation expense during the three months ended March 31, 2012 and 2011 was $10.4 million and $7.2 million, respectively.

4. Debt

Long-term debt consists of the following (in thousands):

	March 31, 2012	December 31, 2011
8 3/8% senior secured notes due August 15, 2015, net of discount of $339 and $354, respectively, secured by substantially all the assets of the Company and its subsidiaries and the equity of the Company	$319,661	$319,646
10 3/4% senior unsecured notes due August 15, 2017, net of discount of $2,593 and $2,673, respectively	352,407	352,327
$50,000 revolving line of credit under a loan and security agreement of PGL, DJL, EVD, ABC, DJW, and KSC with Wells Fargo, interest rate at prime plus a margin of 2.5% with a floor of 6.0% (rate of 6.0% at March 31, 2012 and December 31, 2011), maturing January 15, 2015, secured by substantially all assets of PGL, DJL, EVD, ABC, DJW, and KSC and is guaranteed up to $5.0 million by the Company’s Chief Executive Officer	-	5,000
Term loan under a loan and security agreement of PGL, DJL, and EVD with American Trust & Savings Bank, interest rate at 6.5%, due in installments through December 1, 2013, secured by certain assets of DJL	3,146	3,567
Term loan under a loan and security agreement of PGL and KSC with American Trust & Savings Bank, interest rate at 6.5%, due in installments through December 1, 2016, secured by certain assets of KSC	8,991	5,202
Notes payable and capital lease obligations, net of unamortized discount based on imputed interest rates at 6.0% - 14.4% of $427 and $689, respectively, due 2012 – 2015	16,533	20,711
Total debt	700,738	706,453
Less current portion	(19,935)	(22,999)
Total long term debt	$680,803	$683,454

PGL Notes

The Company’s 8 3⁄8% Senior Secured Notes due 2015 (the “PGL Secured Notes”) and 10 3⁄4% Senior Unsecured Notes due 2017 (the “PGL Unsecured Notes” and, together with the PGL Secured Notes, the “PGL Notes”) are guaranteed on a senior secured basis and senior unsecured basis, respectively, by DJL, EVD, DJW, ABC and KSC (collectively, the “Subsidiary Guarantors”).  The PGL Secured Notes and the related guarantees are secured by a security interest in the Company’s and the Subsidiary Guarantors’ respective existing and future assets (other than certain excluded assets) and by a limited recourse pledge of 100% of the equity interests of PGL by PGP. The security interest on the collateral that secures the PGL Secured Notes and the related guarantees are subject to the prior liens of the PGL Credit Facility. The PGL Unsecured Notes are effectively subordinated to the PGL Credit Facility, the PGL Secured Notes and other secured indebtedness of the Company and the Subsidiary Guarantors to the extent of the collateral securing such indebtedness.  PGL has no significant independent assets or operations and the guarantees of the Subsidiary Guarantors are full and unconditional and joint and several.

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

PGL Credit Facility

As of March 31, 2012, the Company had no outstanding advances under its $50.0 million senior secured credit facility (the “PGL Credit Facility”). In addition, as of March 31, 2012, the Company had outstanding letters of credit under the PGL Credit Facility of $ 21.7 million resulting in available borrowings thereunder of $ 28.3 million. In April 2012, a portion of the outstanding letters of credit under the PGL Credit Facility related to the Mulvane infrastructure improvements, as discussed further in Note 1, were reduced resulting in outstanding letters of credit under the PGL Credit Facility and available borrowings thereunder of $10.8 million and $39.2 million, respectively.

DJL Term Loan

On May 1, 2008, PGL, DJL and EVD (collectively, the “DJL FF&E Borrowers”) entered into a Loan and Security Agreement (“DJL Term Loan”) with American Trust & Savings Bank.  Proceeds from the DJL Term Loan were used to finance the purchase of certain furniture, fixtures and equipment related to DJL’s casino development in 2008. Commencing on January 1, 2009 and continuing through December 1, 2013, the DJL FF&E Borrowers shall pay principal plus accrued interest in equal monthly installments. Interest on the DJL Term Loan accrues at a rate of 6.5% per annum.  As of March 31, 2012, DJL had outstanding advances of $3.1 million under the DJL Term Loan.

KSC Term Loan

From January 1, 2012 through the expiration of the draw down period on March 1, 2012, KSC borrowed an additional $4.3 million to finance the purchase of certain furniture, fixtures and equipment related to the Kansas Star development under a Loan and Security Agreement with PGL and KSC (collectively the “KSC FF&E Borrowers”) and American Trust and Savings Bank (the “KSC Term Loan”).  As of March 31, 2012, KSC had outstanding advances of $9.0 million under the KSC Term Loan.

Notes Payable - Slot Vendor Financing

In January 2012, KSC entered into an agreement with a third party vendor to finance an additional $0.9 million of slot machine purchases over a period of 12 months at zero percent.  As of March 31, 2012, KSC had $16.5 million recorded related to slot machine financings with various vendors.

 Compliance

As of March 31, 2012, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness.

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

The Company had no Level 1 financial instruments at March 31, 2012 and had one Level 1 financial instrument at December 31, 2011.  The Company held an investment in a money market whose fair value equaled its carrying value of $18.6 million at December 31, 2011.

The Company had no Level 2 financial instruments at March 31, 2012 and December 31, 2011.

The Company had one Level 3 financial instrument at March 31, 2012 and December 31, 2011.

DJW holds an investment in a single municipal bond issuance that is classified as available for sale and is recorded at fair value.  DJW is the only holder of this instrument and there is no quoted market price for this instrument.  The estimate of the fair value of such investment was determined using a combination of current market rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk and an estimate from an independent source of what market participants would use in pricing the bonds.  Unrealized gains and losses on this instrument resulting from changes in the fair value of the instrument are not charged to earnings, but rather are recorded as other comprehensive income (loss) in the member’s deficit section of the Company’s balance sheets.  The discount associated with this investment is netted with the investment on the balance sheets and is being accreted over the life of the investment using the effective interest method. The accretion of such discount is included in interest income on the statements of comprehensive income (loss).

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s Level 3 financial asset that is required to be measured at fair value as of March 31, 2012 and December 31, 2011, which is classified as “Investment available for sale” in the balance sheets ($0.3 million is classified in Prepaid and other assets at March 31, 2012 and December 31, 2011) (in thousands):

	Total Carrying Value at March 31, 2012	Fair Value Measurements at March 31, 2012	Total Carrying Value at December 31, 2011	Fair Value Measurements at December 31, 2011
Investment available for sale	$19,609	$19,609	$19,352	$19,352

The following table summarizes the changes in fair value of the Company’s Level 3 assets for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Balance at beginning of the year	$19,352	$18,592
Total gains (losses) (realized or unrealized):
Included in earnings	56	53
Included in other comprehensive income (loss)	201	(45)
Transfers in or out of Level 3	-	-
Purchases, sales, issuances and settlements	-	-
Ending balance at March 31, 2012 and 2011	$19,609	$18,600

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Gains included in earnings attributable to the change in unrealized gains relating to assets still held at the reporting date included in interest income	$56	$53

We are exposed to price valuation risk on our Level 3 financial instruments due to changes in the municipal bond market, interest rates, and the stability of the overall market.  We have estimated our Level 3 unobservable inputs risk exposure using sensitivity analysis and have defined our valuation risk exposure as the potential overstatement or understatement of the DJW investment available for sale asset with respect to changes in market conditions that may affect pricing assuming a hypothetical change in price of 100 basis points. Assuming price was to increase or decrease by 100 basis points, the estimated impact on all Level 3 financial instruments would result in the fair value of the recorded investment available for sale and other comprehensive income (loss) to increase or decrease by approximately $0.2 million at March 31, 2012.

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

The Kansas Management Contract contractually obligates KSC to open certain phases of the project by certain specified dates. With certain exceptions, the permanent gaming facility must be completed by January 14, 2013, and the entire construction project (as set forth in the contract) must be completed no later than January 14, 2015. In addition, as of January 14, 2015, KSC is obligated to have made a minimum investment in infrastructure related to the Kansas Star development of $225.0 million, inclusive of any third party investments but exclusive of a $25.0 million privilege fee.  The Company is currently on-track to meet these completion dates and financial obligations.  See additional discussion of the Kansas Star development in Note 1.

 7. Related Party Transactions

During the three months ended March 31, 2012 and 2011, the Company distributed $1.7 million and $3.1 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services of PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members and (iii) tax, accounting, licensure, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.  On March 30, 2012, PGP repurchased certain previously granted and vested profits interests from certain executive officers of the Company in the amount of $3.0 million which was funded by a distribution of $3.0 million from PGL to PGP.  During the three months ended March 31, 2011, the Company received contributions of $4.1 million from PGP primarily for land and capitalized costs related to the Kansas Star development project that were paid by PGP.

During each of the three months ended March 31, 2012 and 2011, the Company expensed $0.2 million as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA (an affiliate) a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 0.75% to 1.25% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $ 0.2 million in affiliate management fees payable to OEDA during each of the three months ended March 31, 2012 and 2011.

In accordance with a management services agreement between DJW and PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, DJW expensed management fees of $0.7 million and $0.6 million during the three months ended March 31, 2012 and 2011, respectively.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreement, EVD, DJW, ABC and KSC must each pay the board member a fee equal to 2.5% of EVD’s, DJW’s, ABC’s and KSC’s earnings before interest, taxes, depreciation, amortization and charges associated with the impairment of assets, development expenses, pre-opening expenses, management and consulting fees, corporate allocations, gains or losses on the disposal of assets and extraordinary gains or losses, in each case, applicable to such period.  EVD expensed $0.2 million of affiliate management fees during each of the three months ended March 31, 2012 and 2011, respectively, related to this agreement.   DJW expensed $0.2 million of affiliate management fees during each of the three months ended March 31, 2012 and 2011, related to this agreement.  ABC expensed $0.1 million of affiliate management fees during each of the three months ended March 31, 2012 and 2011, related to this agreement.  KSC expensed $0.7 million of affiliate management fees during the three months ended March 31, 2012 related to this agreement.  KSC had no expense under this agreement during the three months ended March 31, 2011 as 2.5% fee on earnings as detailed above was effective beginning the first full month subsequent to operations, or January 2012.

    8. Segment Information

The Company is organized around geographical areas and operates or manages five reportable segments: (1) Diamond Jo Dubuque operations, which comprise the Diamond Jo casino in Dubuque, Iowa, (2) Diamond Jo Worth operations, which comprise the Diamond Jo Worth casino operations in Northwood, Iowa, (3) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by EVD in Opelousas, Louisiana and the surrounding area, (4) Amelia Belle operations, which comprise the Amelia Belle casino in Amelia, Louisiana, and (5) Kansas Star operations, which comprise the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas that opened its interim facility on December 20, 2011.

The accounting policies for each segment are the same as those described in Note 2 above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the years ended (in thousands):

	Net Revenues From External Customers Three Months Ended March 31,
	2012	2011
Diamond Jo Dubuque	$17,629	$16,757
Diamond Jo Worth	23,940	21,585
Evangeline Downs	30,092	28,618
Amelia Belle	12,878	13,441
Kansas Star	50,264	-
Total	$134,803	$80,401

	Segment Operating Earnings (1) Three Months Ended March 31,
	2012	2011
Diamond Jo Dubuque	$6,056	$5,691
Diamond Jo Worth	9,921	8,692
Evangeline Downs	8,917	8,579
Amelia Belle	4,272	4,383
Kansas Star	26,786	-
Total property segment operating earnings (1)	55,952	27,345
General Corporate	(2,859)	(2,313)
Total segment operating earnings (1)	53,093	25,032
Gain on settlement (2)	-	711
Depreciation and amortization	(10,442)	(7,222)
Pre-opening expense	-	(1,057)
Affiliate management fees	(2,411)	(1,540)
Gain (loss) on disposal of assets	20	(34)
Loss from equity affiliate	(28)	(37)
Interest income	562	600
Interest expense, net of amounts capitalized	(18,411)	(16,581)
Net income (loss)	$22,383	$(128)
_______________
(1)             Segment operating earnings is defined as net income (loss) plus depreciation and amortization, pre-opening expense, affiliate management fees, loss on disposal of assets, loss from equity affiliate, and interest expense, net of amounts capitalized less interest income, gain on disposal of assets, and gain on settlement.
(2)             “Gain on settlement” relates to a gain on a financial settlement with the predecessor owner of ABC during the first quarter of 2011 and is included in Other revenue for the three months ended March 31, 2011.

	Interest Income (Expense), net Three Months Ended March 31,		Depreciation and Amortization Three Months Ended March 31,
	2012	2011	2012	2011
General Corporate	$(17,304)	$(16,017)	$78	$57
Diamond Jo Dubuque	(534)	(561)	1,732	2,290
Diamond Jo Worth	483	486	1,429	1,464
Evangeline Downs	77	88	1,640	1,823
Amelia Belle	-	1	1,714	1,588
Kansas Star	(571)	22	3,849	-
Total	$(17,849)	$(15,981)	$10,442	$7,222

	Total Assets
	March 31, 2012	December 31, 2011

General Corporate	$21,218	$21,781
Diamond Jo Dubuque	156,692	156,997
Diamond Jo Worth	78,797	77,449
Evangeline Downs	144,052	143,829
Amelia Belle	107,597	107,308
Kansas Star	210,343	219,866
Total	$718,699	$727,230

	Cash Expenditures for Additions to Long-Lived Assets
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

General Corporate	$2,012	$142
Diamond Jo Dubuque	287	821
Diamond Jo Worth	324	972
Evangeline Downs	1,156	1,428
Amelia Belle	609	1,076
Kansas Star	23,283	19,977
Total	$27,671	$24,416

    9. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, payables and accrued expenses approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s investment available for sale, note receivable, obligation under assessment arrangements and debt instruments at March 31, 2012 and December 31, 2011 are as follows (in thousands):

		March 31, 2012		December 31, 2011
	Fair Value Hierarchy	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Money market investment	Level 1	$-	$-	$18,606	$18,606
Investment available for sale	Level 3	19,609	19,609	19,352	19,352
Note receivable	Level 3	2,417	2,417	2,400	2,400
8 3/8% senior secured notes	Level 2	338,640	319,661	340,000	319,646
10 3/4% senior unsecured notes	Level 2	391,831	352,407	372,750	352,327
Senior secured credit facility	Level 2	-	-	5,000	5,000
Term loans	Level 2	12,137	12,137	8,769	8,769
Notes payable, capital lease obligations and other financial instruments	Level 2	17,446	17,019	21,878	21,189
Obligation under assessment arrangements	Level 3	40,380	34,532	26,416	20,658

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

·	the loss of our facilities due to casualty, weather, mechanical failure, or any extended or extraordinary maintenance or inspection that may be required;

·	changes in federal or state tax obligations;

·	potential exposure to environmental liabilities;

·	decline in the public acceptance of gaming or horse racing and other unforeseen difficulties associated with our operations;

·
failure to meet the contractually-obligated construction dates, or delays or cost overruns related to the construction of the Kansas Star or delays in obtaining requisite governmental approvals related to the operation of the Kansas Star;

·	adverse outcomes of any legal proceedings in which we may become involved from time to time;

·	adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of DJL, DJW, EVD, ABC, and KSC; and

·	other factors discussed in our other filings with the SEC.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Executive Summary

We own and operate or manage five casinos located in Iowa, Louisiana, and Kansas.  Our corporate offices are located in Dubuque, Iowa.  Our properties consist of:

1.	Diamond Jo Dubuque operations, which comprise the Diamond Jo casino operations in Dubuque, Iowa serving the eastern Iowa, northwest Illinois, and southwest Wisconsin gaming markets;
2.	Diamond Jo Worth operations, which comprise the Diamond Jo casino operations in Northwood, Iowa serving north central Iowa and south central Minnesota;
3.	EVD operations, which comprise the casino, racetrack, and OTB’s operated by EVD in Louisiana, serving the greater Lafayette, Louisiana area;
4.	Amelia Belle operations, which comprise the Amelia Belle Casino in Amelia, Louisiana serving the southern Louisiana markets; and
5.
Kansas Star operations, which comprise the Kansas Star casino operations in Mulvane, Kansas that opened on December 20, 2011 serving south central Kansas and is managed on behalf of the State of Kansas.

Our properties offer a variety of amenities including various food and beverage outlets and entertainment venues.

Results of Operations

 The following table sets forth certain information concerning our results of operations for the three months ended March 31, 2012 and 2011.

Selected Financial Measures by Property

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Net Revenues:
Diamond Jo Dubuque	$17,629	$16,757
Diamond Jo Worth	23,940	21,585
Evangeline Downs	30,092	28,618
Amelia Belle	12,878	13,441
Kansas Star (1)	50,264	-
Consolidated net revenues	$134,803	$80,401
Segment Operating Earnings:
Diamond Jo Dubuque	$6,056	$5,691
Diamond Jo Worth	9,921	8,692
Evangeline Downs	8,917	8,579
Amelia Belle	4,272	4,383
Kansas Star (1)	26,786	-
Total property segment operating earnings (2)	55,952	27,345
General Corporate	(2,859)	(2,313)
Total segment operating earnings (2)	53,093	25,032
Gain on settlement (3)	-	711
Depreciation and amortization	(10,442)	(7,222)
Pre-opening expense	-	(1,057)
Affiliate management fees	(2,411)	(1,540)
Gain (loss) on disposal of assets	20	(34)
Loss from equity affiliate	(28)	(37)
Interest income	562	600
Interest expense, net of amounts capitalized	(18,411)	(16,581)
Net income (loss)	$22,383	$(128)
Segment Operating Earnings Margins (4):
Diamond Jo Dubuque	34.4%	34.0%
Diamond Jo Worth	41.4%	40.3%
Evangeline Downs	29.6%	30.0%
Amelia Belle	33.2%	32.6%
Kansas Star (1)	53.3%	NA
Consolidated segment operating earnings margin	39.4%	31.1%
_______________________________

(1)             We opened the Kansas Star interim facility on December 20, 2011.

(2)           Segment operating earnings is defined as net income (loss) plus depreciation and amortization, pre-opening expense, affiliate management fees, loss on disposal of assets, loss from equity affiliate, and interest expense, net of amounts capitalized, less interest income, gain on disposal of assets and gain on settlement.

(3)           “Gain on settlement” relates to a gain on a financial settlement with the predecessor owner of ABC during the three months ended March 31, 2011 and is included in Other revenue.

(4)           Segment operating earnings margin is calculated as segment operating earnings divided by net revenue.

       Three months ended March 31, 2012 compared to three months ended March 31, 2011

Consolidated net revenues increased $54.4 million, or 68%, to $134.8 million for the three months ended March 31, 2012 from $80.4 million for the three months ended March 31, 2011 driven primarily by the opening of the Kansas Star in December 2011.  Consolidated net revenues on a same store basis increased $4.1 million, or 5%, to $84.5 million.  DJL, DJW, and EVD reported net revenue growth of 5%, 11%, and 5%, respectively, during the first quarter of 2012 compared to the first quarter of 2011. Net revenue increases at each of these properties was driven primarily by increases in casino revenues at each of our properties.  ABC’s net revenue decreased 4% over the prior year period due primarily to a one-time $0.7 million gain on a financial settlement with the predecessor owner of ABC during the three months ended March 31, 2011.  Net revenues at KSC for the three months ended March 31, 2012 were $50.3 million.

Casino revenues increased $55.2 million, or 73%, to $130.8 million for the three months ended March 31, 2012 from $75.6 million for the three months ended March 31, 2011 driven primarily by the opening of the Kansas Star in December 2011. Casino revenues on a same store basis increased $5.1 million, or 7%, to $80.7 million.  In Iowa, we continue to see strong growth as DJW’s casino revenues increased by $2.5 million, or 12%, to $22.9 million for the three months ended March 31, 2012 from $20.4 million for the three months ended March 31, 2011 while DJL’s casino revenues increased by $1.0 million, or 6%, to $17.6 million for the three months ended March 31, 2012 from $16.6 million for the three months ended March 31, 2011.  Our Iowa properties continued to benefit from a strong agricultural economy in the region, which we believe helped drive an increase in spend per trip at both of our Iowa properties, as well as favorable weather during the quarter. In addition, DJL increased its share of the Dubuque, Iowa market by 220 basis points over the prior period to 55.7%.  In Louisiana, both properties experienced quarter over quarter growth as EVD’s casino revenues increased by $1.5 million, or 6%, to $26.5 million for the three months ended March 31, 2012 from $25.0 million for the three months ended March 31, 2011 due primarily to an increase in spend per trip by our guests.  ABC’s casino revenues increased by $0.2 million, or 1%, to $13.8 million for the three months ended March 31, 2012 from $13.6 million for the three months ended March 31, 2011.   Casino revenues at KSC for the three months ended March 31, 2012 were $50.0 million.

Casino operating expenses increased 67% to $51.7 million for the three months ended March 31, 2012 from $30.9 million for the three months ended March 31, 2011.  Casino expenses on a same store basis increased $2.3 million, or 7%, to $33.2 million due primarily to an increase in gaming taxes as a result of an increase in casino revenues.   Casino expenses at KSC for the three months ended March 31, 2012 were $18.5 million.

Promotional allowances as a percentage of casino revenues on a same store basis were essentially flat quarter over quarter at approximately 12% for each of the three months ended March 31, 2012 and 2011.  Promotional allowances as a percentage of casino revenues at KSC was 4% for the three months ended March 31, 2012.

Racing revenues at EVD decreased 8% to $2.2 million for the three months ended March 31, 2012 from $2.4 million for the three months ended March 31, 2011.  This decrease is driven entirely by the closure of our New Iberia OTB in January 2012. EVD was able to capture some of that lost revenue at its St. Martinville OTB which increased its racing revenues by $0.3 million during the three months ended March 31, 2012.  Consistent with racing revenues, racing expenses decreased $0.2 million quarter over quarter.

Video poker revenues and related expenses at EVD increased $0.1 million each for the three months ended March 31, 2012 to $1.6 million and $1.2 million, respectively.

Food and beverage revenues increased 31% to $8.5 million for the three months ended March 31, 2012 from $6.5 million for the three months ended March 31, 2011.  Food and beverage revenues on a same store basis increased $0.5 million, or 8%, to $7.0 million due primarily to an increase in comped beverage revenue at our Louisiana properties as we continue to provide better service to our guests.  Consistent with the increase in revenues, food and beverage expenses on a same store basis increased 5% to $4.3 million.  Food and beverage revenues and expenses at KSC for the three months ended March 31, 2012 were $1.5 million and $0.9 million, respectively.

Other revenues decreased $0.1 million to $3.6 million for the three months ended March 31, 2012 from $3.7 million for the three months ended March 31, 2011.  Other revenues on a same store basis decreased $0.6 million to $3.1 million due primarily to a $0.7 million gain at ABC on a financial settlement with the predecessor owner during the three months ended March 31, 2011 as discussed above offset by a $0.1 million increase at DJW due primarily to an increase in fuel sales related to fuel prices at its convenience store.  Other expenses on a same store basis increased approximately $0.1 million over the prior year period due primarily to a $0.1 million increase in fuel costs consistent with the increase in fuel sales at DJW’s convenience store.  Other revenues and expenses at KSC for the three months ended March 31, 2012 were $0.5 million and $0.1 million, respectively.

Selling, general and administrative expenses increased 35% to $19.1 million for the three months ended March 31, 2012 from $14.1 million for the three months ended March 31, 2011.  Selling, general and administrative expenses on a same store basis increased $1.0 million, or 7%, to $15.1 million due primarily to a $0.6 million increase at PGL in payroll and travel related expenses due in part to additional corporate travel to the new Kansas Star property to assist in operations during the opening months of the property.  Selling, general and administrative expenses at KSC for the three months ended March 31, 2012 were $4.0 million.

Depreciation and amortization increased 44% to $10.4 million for the three months ended March 31, 2012 from $7.2 million for the three months ended March 31, 2011.  Depreciation and amortization on a same store basis decreased $0.6 million, or 8%, to $6.6 million due primarily to slot machines purchased during the opening of DJL’s land based facility becoming fully depreciated in the fourth quarter of 2011.  Depreciation expense at KSC for the three months ended March 31, 2012 was $3.8 million.

Affiliate management fees were $2.4 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively, and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD, DJW, ABC and KSC with the increase primarily related to the addition of operations at KSC.

Pre-opening expenses of $1.1 million for the three months ended March 31, 2011 relate to start-up costs for the development project at KSC and consist primarily of pre-opening professional services fees, regulatory costs and payroll.

Segment operating earnings margins at DJL, EVD and ABC for the three months ended March 31, 2012 were consistent with the three months ended March 31, 2011.   DJW saw an increase in margins of 110 basis points as a result of the 12% increase in casino revenues.  Segment operating earnings margin at KSC for the three months ended March 31, 2012 was 53.3%.

Other expense, net of interest income, increased $1.9 million to $17.9 million for the three months ended March 31, 2012 from $16.0 million for the three months ended March 31, 2011 primarily due to the timing of the Company’s additional financing activities in February 2011 to support the Kansas Star development project including the $80.0 million PGL Secured Notes tack-on issuance and the $50.0 million PGL Unsecured Notes tack-on issuance.

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

LIQUIDITY AND CAPITAL RESOURCES

       Cash Flows from Operating, Investing and Financing Activities

Our cash balance decreased $21.1 million to $47.0 million at March 31, 2012 from $68.1 million at December 31, 2011.

Cash flows from operating activities were $19.1 million during the three months ended March 31, 2012, compared to a negative $3.4 million during the three months ended March 31, 2011.  The increase in cash flows from operating activities is due primarily to cash flows at KSC of $26.3 million during the three months ended March 31, 2012 offset by a decrease in operating cash flows at PGL due to additional interest expense related to the timing of the issuance of the tack-on notes in the first quarter of 2011.  Cash flows from operating activities during the first quarter are impacted by the timing of our semi-annual interest payments on our senior notes for which the Company made a $32.5 million payment and a $26.8 million payment (net of accrued interest received upon the issuance of the tack-on notes) in February 2012 and 2011, respectively.

Cash flows used in investing activities during the three months ended March 31, 2012 was $28.9 million consisting primarily of (i) payments of $25.0 million related to the Kansas Star development project, (ii) a $1.0 million investment in KSC Lodging as discussed in note 1 to the condensed consolidated financial statements and (iii) outflows of $2.5 million primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures.  General maintenance capital expenditures are capital expenditures that relate to the replacement of or major renewals and improvements to our existing fixed assets.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.  Examples of general maintenance capital expenditures during the three months ended March 31, 2012, excluding slot machines and slot machine conversions, include improvements to our existing owned and leased buildings and improvements and the replacement of computer equipment.

Cash flows used in financing activities during the three months ended March 31, 2012 of $11.3 million reflects $4.3 million in gross proceeds from borrowings under the KSC Term Loan offset by (i) repayment of the $5.0 million outstanding balance on the PGL Credit Facility as of December 31, 2011, (ii) principal payments on debt of $6.0 million, and (iii) member distributions of $4.7 million.  Included in member distributions during the three months ended March 31, 2012 are distributions related to the repurchase of certain previously granted and vested profits interests from certain executive officers of the Company which was funded by a distribution of $3.0 million from PGL to PGP.

As of March 31, 2012, the Company had no outstanding advances under the PGL Credit Facility. In addition, as of March 31, 2012, the Company had outstanding letters of credit under the PGL Credit Facility of approximately $21.7 million resulting in available borrowings thereunder of $28.3 million. In April 2012, a portion of the outstanding letters of credit under the PGL Credit Facility related to the Mulvane infrastructure improvements, as discussed further in Note 1 to the condensed consolidated financial statements, were reduced resulting in outstanding letters of credit under the PGL Credit Facility and available borrowings thereunder of $10.8 million and $39.2 million, respectively.

     Financing Activities

Our financing activities may have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes to our financing activities during the three months ended March 31, 2012 other than that as previously disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

       General

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations and (ii) available borrowings under the PGL Credit Facility. Contractual restrictions and other provisions contained in the agreements governing our consolidated indebtedness, including the PGL Credit Facility and the indentures governing the PGL Notes, limit or restrict our ability to use the funds available to us through, among other things, limitations on capital expenditures, investments, and distributions. We do not anticipate these restrictions will have an impact on our ability to meet our cash obligations.

As of March 31, 2012, capital expenditures for the next 12 months, exclusive of the Kansas Star development project are expected to be approximately $5.5 million including payments to a third party related to contingent development payments in an amount equal to 1% of KSC’s segment operating earnings.  Capital expenditures and pre-opening costs related to the Kansas Star development for the next twelve months are expected to be $55.0 million (excluding any capitalized interest, capital expenditures to be financed with anticipated slot vendor financing by the Company and anticipated financing of the hotel and certain off-site utilities by third parties).

The Company’s debt maturities for the next 12 months are expected to be approximately $21.6 million, which is comprised of (i) $19.9 million which is currently recorded in the Company’s financial statements at March 31, 2012 and (ii) an additional $1.7 million related to anticipated slot vendor financing at KSC of $7.2 million in the fourth quarter 2012.  During the next 12 months, the Company anticipates making member distributions to PGP of approximately $6.3 million for the following items: (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the Board of Managers in their capacity as board members, and (iii) tax, accounting, licensure, legal, and administrative costs and expenses of PGP.  The Company may make additional member distributions to PGP during 2012 related to the redemption of profits interests held by senior management, depending upon the determination of the Board that certain conditions precedent have been satisfied.

We plan to finance the foregoing expected cash requirements with: (i) a portion of the available cash on hand (excluding amounts needed for normal operations); (ii) cash generated from operations; and (iii) if necessary, available borrowings under the PGL Credit Facility.  There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.

Based on our cash on hand, expected cash flows from operations and our available sources of financing, we believe we will have adequate liquidity to (i) satisfy our current operating needs at each of our gaming properties, (ii) pay all development costs associated with the Kansas Star development as they become due, and (iii) to service our outstanding indebtedness for the next 12 months.

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

CONTRACTUAL OBLIGATIONS

A table of our contractual obligations as of December 31, 2011 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes to our contractual obligations during the three months ended March 31, 2012.

OFF-BALANCE SHEET TRANSACTIONS

Other than as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, cash flows, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2012.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowings under the PGL Credit Facility. As of March 31, 2012, the Company had no outstanding borrowings under the PGL Credit Facility.   We have estimated our market risk exposure using sensitivity analysis and have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $50.0 million at March 31, 2012) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.5 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate investment available for sale, note receivable and debt borrowings. Our fixed rate investment available for sale is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate note receivable and fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to a refinancing of our note receivable and future indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate investment available for sale, note receivable, obligation under assessment arrangements, and debt borrowings as of March 31, 2012 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Investment available for sale	2012 - 2037	7.5%		$ 19,609	$ 19,609	(1)
Note receivable	2012 - 2014	14.5%		2,417	2,417	(2)
8 ⅜% senior secured notes	Aug 15, 2015	8.375%		319,661	338,640	(2)
10 ¾% senior unsecured notes	Aug 15, 2017	10.75%		352,407	391,831	(2)
Senior secured credit facility	January 15, 2015	6	% (3)	-	-
Term loans	2013 - 2016	6.5%		12,137	12,137	(2)
Notes payable, capital lease obligations and other financial instruments	2012 - 2015	6.0% - 14.4%		17,019	17,446	(2)
Obligation under assessment arrangements	2012 - 2037	3.0% - 8.0%		34,532	40,380	(2)
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

(2)           Represents fair value as of March 31, 2012 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of March 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2012, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

During the three months ended March 31, 2012, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

On January 1, 2012, we adopted 2011-5, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in member’s equity. The following presents the retrospective application of ASU 2011-05 for each of the three years ended December 31:

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	2011	2010	2009

REVENUES:
Casino	$308,080	$293,619	$258,427
Racing	14,752	14,961	16,507
Video poker	5,677	4,694	5,322
Food and beverage	27,127	26,272	23,418
Other	15,176	12,483	10,580
Less promotional allowances	(38,554)	(36,671)	(27,974)
Total net revenues	332,258	315,358	286,280
EXPENSES:
Casino	125,319	120,633	107,106
Racing	14,544	14,417	15,360
Video poker	4,599	3,717	3,908
Food and beverage	17,518	16,980	16,471
Other	10,342	8,584	7,484
Selling, general and administrative	58,267	54,753	45,564
Depreciation and amortization	29,427	29,413	24,651
Pre-opening expense	10,136	33	6
Development expense	—	28	1,211
Affiliate management fees	6,185	5,756	5,318
Loss on disposal of assets	179	184	1,770
Total expenses	276,516	254,498	228,849
INCOME FROM OPERATIONS	55,742	60,860	57,431
OTHER INCOME (EXPENSE):
Interest income	2,350	2,249	2,010
Interest expense, net of amounts capitalized	(68,302)	(59,598)	(50,407)
Loss from equity affiliate	(91)	(29)	—
Loss on early retirement of debt	—	—	(22,475)
Total other expense	(66,043)	(57,378)	(70,872)
NET (LOSS) INCOME	(10,301)	3,482	(13,441)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on investment available for sale	833	3,657	6,740
Total other comprehensive income	833	3,657	6,740

COMPREHENSIVE (LOSS) INCOME	$(9,468)	$7,139	$(6,701)

ITEM 6. EXHIBITS

(a)           Exhibits

Exhibit Number	Description

31.1	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
 XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on May 4, 2012.

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