Form 10-Q
period 2012-06-30
PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2012-08-02
CIK 1235662, 1299109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

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

PENINSULA GAMING, LLC

             PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)
	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,895	$68,151
Restricted cash—purse settlements	6,059	4,186
Accounts receivable, net	5,065	2,026
Receivables from affiliates	-	117
Inventories	1,921	1,621
Prepaid expenses and other assets	9,959	6,205
Total current assets	69,899	82,306
PROPERTY AND EQUIPMENT, NET	422,693	400,923
OTHER ASSETS:
Deferred financing costs, net of amortization of $11,919 and $10,055, respectively	25,517	27,285
Goodwill	85,308	85,308
Licenses and other intangibles	106,830	106,713
Deposits and other assets	7,096	5,648
Investment available for sale	19,795	19,047
Total other assets	244,546	244,001
TOTAL	$737,138	$727,230

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$6,138	$3,885
Construction payable	8,754	17,535
Purse settlement payable	8,533	5,884
Accrued payroll and payroll taxes	8,831	8,843
Accrued interest	24,634	24,678
Other accrued expenses	21,053	27,471
Payable to affiliates	1,065	1,441
Current maturities of long-term debt and leases	11,249	22,999
Total current liabilities	90,257	112,736

LONG-TERM LIABILITIES:
8 3/8% senior secured notes, net of discount	319,677	319,646
10 3/4% senior notes, net of discount	352,490	352,327
Senior secured credit facilities	-	5,000
Term loans	-	6,135
Notes and leases payable, net of discount	17	346
Obligation under assessment arrangements	31,794	18,742
Other liabilities	844	961
Total long-term liabilities	704,822	703,157
Total liabilities	795,079	815,893

COMMITMENTS AND CONTINGENCIES (Note 6)
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(72,125)	(101,881)
Accumulated other comprehensive income	5,184	4,218
Total member’s deficit	(57,941)	(88,663)
TOTAL	$737,138	$727,230

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
REVENUES:
Casino	$126,539	$76,899	$257,287	$152,467
Racing	5,234	5,491	7,404	7,914
Video poker	1,476	1,421	3,073	2,886
Food and beverage	8,519	6,863	16,998	13,372
Other	4,197	3,748	7,763	7,488
Less promotional allowances	(12,841)	(9,928)	(24,595)	(19,231)
Total net revenues	133,124	84,494	267,930	164,896

EXPENSES:
Casino	50,387	31,220	102,068	62,093
Racing	4,679	4,911	6,962	7,373
Video poker	1,150	1,172	2,340	2,300
Food and beverage	5,463	4,561	10,693	8,660
Other	2,871	2,756	5,044	4,709
Selling, general and administrative	19,045	14,332	38,199	28,477
Depreciation and amortization	10,334	7,142	20,774	14,363
Pre-opening expense	3	1,883	3	2,940
Affiliate management fees	2,348	1,604	4,761	3,144
Merger-related expenses	2,173	-	2,173	-
(Gain) loss on disposal of assets	(18)	43	(37)	77
Total expenses	98,435	69,624	192,980	134,136

INCOME FROM OPERATIONS	34,689	14,870	74,950	30,760

OTHER INCOME (EXPENSE):
Interest income	566	614	1,127	1,214
Interest expense, net of amounts capitalized	(17,988)	(17,554)	(36,399)	(34,136)
Loss from equity affiliate	(16)	(27)	(44)	(64)
Total other expense	(17,438)	(16,967)	(35,316)	(32,986)

NET INCOME (LOSS)	17,251	(2,097)	39,634	(2,226)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on investment available for sale	765	966	966	921
Total other comprehensive income	765	966	966	921

COMPREHENSIVE INCOME (LOSS)	$18,016	$(1,131)	$40,600	$(1,305)

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S DEFICIT (UNAUDITED)
 (in thousands)

	COMMON MEMBER'S INTEREST	ACCUMU-LATED DEFICIT	ACCUMU-LATED OTHER COMPRE-HENSIVE INCOME	TOTAL MEMBER'S DEFICIT

BALANCE, DECEMBER 31, 2011	$9,000	$(101,881)	$4,218	$(88,663)
Net income		39,634		39,634
Unrealized gain on investment available for sale			966	966
Member contributions		474		474
Member distributions		(10,352)		(10,352)
BALANCE, JUNE 30, 2012	$9,000	$(72,125)	$5,184	$(57,941)

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,634	$(2,226)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	20,774	14,363
Non-cash interest	2,221	1,788
Loss from equity affiliate	44	64
Non-cash compensation	474	292
(Gain) loss on disposal of assets	(37)	77
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(1,873)	(1,844)
Receivables	(3,043)	(1,883)
Receivables from affiliates	117	60
Inventories	(300)	(44)
Prepaid expenses and other assets	(3,879)	(1,634)
Payables	4,813	3,652
Accrued expenses	4,332	3,893
Payable to affiliates	(376)	277
Net cash flows from operating activities	62,901	16,835
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(315)	(230)
Purchase of investment	(1,000)	-
Proceeds from redemption of investment	305	285
Proceeds from note receivable to related party	61	30
Business acquisition and licensing costs	(237)	(3,320)
Construction project development costs	(43,397)	(28,607)
Purchase of property and equipment	(5,284)	(6,135)
Proceeds from sale of property and equipment	131	65
Net cash flows from investing activities	(49,736)	(37,912)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	-	(7,149)
Principal payments on debt	(23,388)	(810)
Proceeds from senior notes	-	138,000
Proceeds from term loan	4,319	-
Payments on senior secured credit facilities	(5,000)	(3,500)
Member distributions	(10,352)	(4,883)
Net cash flows from financing activities	(34,421)	121,658
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,256)	100,581
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68,151	19,650
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,895	$120,231

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of capitalized interest	$32,062	$26,810
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Property and equipment acquired, but not paid	$10,082	$9,854
Property and equipment acquired in exchange for obligation under assessment arrangements	3,208	1,526
Deferred financing costs incurred in exchange for obligation under assessment arrangements	454	-
Property and equipment acquired in exchange for indebtedness	854	-
Unrealized gain on investment available for sale	966	921
Property contributions from parent	-	3,803
Gaming license contribution from parent	-	43
Prepaid expense contribution from parent	-	291
Deferred financing costs incurred, but not paid	-	84

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

Merger Agreement

On May 16, 2012, PGP and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boyd Gaming Corporation (“Boyd”), Boyd Acquisition II, LLC, a newly formed indirect wholly-owned subsidiary of Boyd (“Holdco”), and Boyd Acquisition Sub, LLC, a newly formed direct wholly-owned subsidiary of Holdco (“Merger Sub”).  The Merger Agreement provides, among other things, that upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving as a direct wholly-owned subsidiary of Holdco (the “Merger”).  Following the Merger, the Company will be an indirect wholly-owned subsidiary of Boyd.

Upon the terms and subject to the conditions of the Merger Agreement, which has been approved and adopted by the board of managers of PGP and the board of directors of Boyd, Boyd will acquire the Company for approximately $1.45 billion, net of certain expenses and adjustments, which will consist of (i) cash, (ii) the refinancing of the Company’s existing indebtedness and (iii) a promissory note issued by Holdco to PGP in a principal amount of approximately $144 million, which amount is subject to adjustment based on the Company’s outstanding debt, cash, working capital, certain assets, liabilities and costs, and transaction expenses at the closing of the Merger, as well as any indemnification claims in accordance with the terms of the Merger Agreement. In addition, Holdco is obligated to make an additional payment to PGP in 2016 if KSC’s EBITDA, as defined in the Merger Agreement, for 2015 exceeds $105 million.  The additional payment would be in an amount equal to 7.5 times the amount by which KSC’s 2015 EBITDA exceeds $105 million.

The Merger Agreement contains certain termination rights for both PGP and Boyd and further provides that, in connection with the termination of the Merger Agreement under specified circumstances, Boyd may be required to pay PGP a termination fee of up to $45 million.

The completion of the Merger is subject to various conditions, including, among others, (i) obtaining approval of certain gaming regulators, and (ii) the termination or expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”).  On June 4, 2012 the Federal Trade Commission granted early termination of the applicable waiting periods under the HSR Act.

Subject to the satisfaction or waiver of conditions in the Merger Agreement, the Merger is expected to close by the end of 2012.

Kansas Star Developments

The Kansas Star is being developed in two phases.  KSC began casino gaming operations on December 20, 2011 in its interim facility.  Amenities currently include 1,411 slots machines, 35 table games and 5 poker tables.  Completion of the remainder of the first phase of the project is expected to occur no later than January 2013 and is expected to include 1,829 slot machines, 45 table games, 10 poker tables, 150 hotel rooms in a third party operated hotel, approximately 2,800 parking spaces, a buffet, steakhouse, deli, a casino bar as well as a poker themed bar, and renovation of the 162,000 square foot indoor event center (which currently houses our interim operations).

The second phase of the project is expected to include 171 additional slot machines (thus expanding the total to 2,000 slot machines), the development of an equine complex for events and shows that includes multiple arenas and barn facilities, parking for recreational vehicles, and 150 additional hotel rooms (bringing the total to 300 rooms). The second phase is scheduled for completion by January 2015.

The current budget for the Kansas Star project is approximately $329 million (excluding capitalized interest which is estimated to be approximately $6 million).  Total cost to open the interim casino was $179 million including approximately $15 million for publicly-owned utilities that are being financed by the City of Mulvane, Kansas (“Mulvane”) as described below.  The remaining cost for the first phase of the project is expected to be approximately $102 million, including approximately $19 million to complete the initial 150 hotel rooms of the third party financed and developed hotel and $5 million of additional publicly-owned utilities being financed by Mulvane as discussed further below.  The second phase of the Kansas Star project is budgeted at $48 million, which includes approximately $19 million for the expansion to the third party hotel from 150 to 300 rooms.

On March 7, 2011, KSC entered into a Development Agreement with Mulvane (“Mulvane Development Agreement”) related to the provision of water, sewer, and electrical utilities to the Kansas Star site. This agreement sets forth certain parameters governing the use of public financing for the provision of such utilities, through the issuance of general obligation bonds by Mulvane, paid for through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to Mulvane’s full obligations under the general obligation bonds. The total cost of sewer and water utilities improvements being financed by Mulvane are expected to be approximately $19.5 million, which includes the second phase of improvements to Mulvane’s waste water treatment plant and a new water tower.

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

During 2012 and 2013, Mulvane will perform additional infrastructure improvements that will benefit the Kansas Star site.  During the construction period of the additional infrastructure improvements, Mulvane will issue additional temporary notes, the proceeds of which will be used to pay for the construction costs of the improvements. Upon completion of the improvements, these temporary notes will be redeemed with proceeds from the issuance by Mulvane of additional 15 year general obligation bonds.  As of June 30, 2012, Mulvane has not issued any temporary notes related to these additional infrastructure improvements; however, it is anticipated that Mulvane will issue an additional $5.2 million in temporary notes during 2012 and 2013 to fund these additional infrastructure improvements.   As of June 30, 2012, the Company has issued $5.2 million in letters of credit in favor of Mulvane to secure the future issuances of temporary notes related to these additional infrastructure improvements.  The amount of the currently outstanding letters of credit supporting the construction of these additional utilities improvements will be reduced to an amount equal to three times the annual special assessment tax imposed on KSC upon completion of these additional improvements and issuance of the additional general obligation bonds.

           2. Summary of Significant Accounting Policies

Capitalized Interest— The Company capitalizes interest costs associated with significant construction projects. The Company capitalizes interest on amounts expended on significant construction projects at the average cost of borrowed money. Capitalization of interest ceases when the project is substantially complete.  The Company capitalized $0.6 million and $0.3 million during the three months ended June 30, 2012 and 2011, respectively, and $0.9 million and $0.5 million during the six months ended June 30, 2012 and 2011, respectively, related to the development project at KSC.

Goodwill and Licenses and Other Intangible Assets— There were no changes in the carrying amount of goodwill during the six months ended June 30, 2012.   Licenses and other intangibles are summarized as follows (in thousands):

	June 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$73,250	$-	$73,250
Kansas Management Contract	28,135	-	28,135
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(569)	1,566
Customer relationships and customer list	242	(125)	117
Total	$107,524	$(694)	$106,830

	December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$73,013	$-	$73,013
Kansas Management Contract	28,135	-	28,135
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(462)	1,673
Customer relationships and customer list	242	(112)	130
Total	$107,287	$(574)	$106,713

Amortization expense for intangible assets for each of the three months ended June 30, 2012 and 2011 was $ 0.1 million.  Amortization expense for intangible assets for each of the six months ended June 30, 2012 and 2011 was $0.1 million. Annual amortization expense for intangible assets is expected to be $ 0.2 million per year for 2012 through 2016.

Obligation Under Assessment Arrangements— Under the Mulvane Development Agreement, KSC is obligated to pay for certain infrastructure improvements constructed by Mulvane ultimately through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to Mulvane’s obligations under the general obligation bonds.  On March 29, 2012, Mulvane issued $14.4 million of general obligation bonds as discussed in Note 1.  The special tax assessment related to these general obligation bonds is approximately $1.2 million per year paid semi-annually in May and December of each year with the first payment due in December 2012.  In addition, KSC is obligated to reimburse Mulvane for any construction costs incurred for which temporary notes have not yet been issued.  At June 30, 2012, Mulvane had incurred $2.6 million of construction costs related to the second phase of the infrastructure improvements for which temporary notes had not yet been issued.  At June 30, 2012 KSC has recorded an obligation of $17.1 million of which $13.2 million is included in Obligation under assessment arrangements within long-term liabilities and $3.9 million is included in Other accrued expenses within current liabilities.

In addition, at June 30, 2012, under the Minimum Assessment Agreement, dated October 1, 2007, among DJL, the City of Dubuque, Iowa (the “City”) and the City Assessor of the City of Dubuque (the “Minimum Assessment Agreement”), in which DJL and the City agreed to a minimum taxable value related to DJL’s new casino of $57.9 million, DJL has recorded an obligation of $20.5 million of which $18.6 million is included in Obligation under assessment arrangements within long-term liabilities and $1.9 million is included in Other accrued expenses within current liabilities.

Variable Interest Entity (“VIE”)— On January 19, 2012, KSC contributed $1.0 million in cash to KSC Lodging, L.C. (“KSC Lodging”) in exchange for an additional 22% equity interest in KSC Lodging (bringing KSC’s total equity interest in KSC Lodging to 56%) in accordance with an executed agreement under which KSC Lodging has agreed to finance, construct, own and operate the 300 room hotel at the Kansas Star.  The Company is not considered to be the primary beneficiary and thus the VIE is not consolidated into the financial statements of the Company but, rather, is recorded as an equity investment.  At June 30, 2012 the $1.0 million equity investment is included in Deposits and other assets in the Company’s condensed consolidated balance sheets. The liabilities in the Company’s condensed consolidated balance sheets that relate to KSC’s variable interests in KSC Lodging and the Company’s maximum exposure to loss as a result of its agreements with KSC Lodging at June 30, 2012 and December 31, 2011 are as follows (in thousands):
	2012	2011
Carrying amount of liabilities	$-	$-
Maximum exposure to loss	1,000	1,000

Merger-Related Expenses— During the three and six months ended June 30, 2012, the Company expensed $2.2 million primarily related to legal and other professional services fees incurred in connection with entering into the Merger Agreement.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the fair value of DJW’s investment in $22.4 million in aggregate principal amount of 7.5% Urban Renewal Tax Increment Revenue Bonds, Taxable Series 2007 (“City Bonds”), the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets, and the estimated liabilities for slot club awards.

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

3. Property and Equipment

Property and equipment at June 30, 2012 and December 31, 2011 is summarized as follows (in thousands):
	June 30, 2012	December 31, 2011
Land and land improvements	$38,995	$38,493
Buildings, riverboat and improvements	341,059	340,755
Furniture, fixtures and equipment	137,721	133,509
Computer equipment	15,581	15,450
Vehicles	1,082	1,001
Construction in progress	47,808	15,453
Subtotal	582,246	544,661
Accumulated depreciation	(159,553)	(143,738)
Property and equipment, net	$422,693	$400,923

Depreciation expense during the three months ended June 30, 2012 and 2011 was $10.3 million and $7.1 million, respectively.
Depreciation expense during the six months ended June 30, 2012 and 2011 was $20.7 million and $14.2 million, respectively.

4. Debt

Long-term debt consists of the following (in thousands):
	June 30, 2012	December 31, 2011
8 3/8% senior secured notes due August 15, 2015, net of discount of $323 and $354, respectively, secured by substantially all the assets of the Company and its subsidiaries and the equity of the Company	$319,677	$319,646
10 3/4% senior unsecured notes due August 15, 2017, net of discount of $2,510 and $2,673, respectively	352,490	352,327
$50,000 revolving line of credit under a loan and security agreement of PGL, DJL, EVD, ABC, DJW, and KSC with Wells Fargo, interest rate at prime plus a margin of 2.5% with a floor of 6.0% (current rate of 6.0% at June 30, 2012 and December 31, 2011), maturing January 15, 2015, secured by substantially all assets of PGL, DJL, EVD, ABC, DJW, and KSC and is guaranteed up to $5.0 million by the Company’s Chief Executive Officer	-	5,000
Term loan under a loan and security agreement of PGL, DJL, and EVD with American Trust & Savings Bank, interest rate at 6.5%, due in installments through December 1, 2013, secured by certain assets of DJL	-	3,567
Term loan under a loan and security agreement of PGL and KSC with American Trust & Savings Bank, interest rate at 6.5%, due in installments through December 1, 2016, secured by certain assets of KSC	-	5,202
Notes payable and capital lease obligations, net of unamortized discount based on imputed interest rates at 6.0% - 14.4% of $206 and $689, respectively, due 2012 – 2015	11,266	20,711
Total debt	683,433	706,453
Less current portion	(11,249)	(22,999)
Total long term debt	$672,184	$683,454

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

PGL Credit Facility

As of June 30, 2012, the Company had no outstanding advances under its $50.0 million senior secured credit facility (the “PGL Credit Facility”). In addition, as of June 30, 2012, the Company had outstanding letters of credit under the PGL Credit Facility of $10.8 million resulting in available borrowings thereunder of $39.2 million.

DJL Term Loan

On May 1, 2008, PGL, DJL and EVD entered into a Loan and Security Agreement (“DJL Term Loan”) with American Trust & Savings Bank.  In June 2012, DJL repaid all outstanding advances under the DJL Term Loan and terminated the DJL Term Loan.

KSC Term Loan

From January 1, 2012 through the expiration of the draw down period on March 1, 2012, KSC borrowed an additional $4.3 million to finance the purchase of certain furniture, fixtures and equipment related to the Kansas Star development under a Loan and Security Agreement with PGL and KSC and American Trust and Savings Bank (the “KSC Term Loan”).  In June 2012, KSC repaid all outstanding advances under the KSC Term Loan and terminated the KSC Term Loan.

Notes Payable - Slot Vendor Financing

In January 2012, KSC entered into an agreement with a third party vendor to finance an additional $0.9 million of slot machine purchases over a period of 12 months at zero percent.  As of June 30, 2012, KSC had $11.2 million recorded related to slot machine financings with various vendors.

 Compliance

As of June 30, 2012, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness.

 5. Fair Value Measurements

Under GAAP, certain assets and liabilities must be measured at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). At June 30, 2012, the Company had one financial instruments that must be measured at fair value in the financial statements, an investment available for sale and at December 31, 2011, the Company had two financial instruments that must be measured at fair value in the financial statements, an investment available for sale and an investment in a money market. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.  GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes these inputs into three broad levels.  The three levels are as follows:

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

The Company had no Level 1 financial instruments at June 30, 2012 and had one Level 1 financial instrument at December 31, 2011.  The Company held an investment in a money market whose fair value equaled its carrying value of $18.6 million at December 31, 2011.

The Company had no Level 2 financial instruments at June 30, 2012 and December 31, 2011.

The Company had one Level 3 financial instrument at June 30, 2012 and December 31, 2011.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s Level 3 financial asset that is required to be measured at fair value as of June 30, 2012 and December 31, 2011, which is classified as “Investment available for sale” in the balance sheets ($0.3 million is classified in Prepaid and other assets at June 30, 2012 and December 31, 2011) (in thousands):

	Total Carrying Value at June 30, 2012	Fair Value Measurements at June 30, 2012	Total Carrying Value at December 31, 2011	Fair Value Measurements at December 31, 2011
Investment available for sale	$20,125	$20,125	$19,352	$19,352

The following table summarizes the changes in fair value of the Company’s Level 3 assets for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Balance at beginning of the reporting period	$19,609	$18,600	$19,352	$18,592
Total gains (losses) (realized or unrealized):
Included in earnings	56	53	112	106
Included in other comprehensive income (loss)	765	966	966	921
Transfers in or out of Level 3	-	-	-	-
Purchases, sales, issuances and settlements:
Settlements	(305)	(285)	(305)	(285)
Ending balance at June 30, 2012 and 2011	$ 20,125	$19,334	$20,125	$19,334

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Gains included in earnings attributable to the change in unrealized gains relating to assets still held at the reporting date included in interest income	$56	$53	$112	$106

We are exposed to price valuation risk on our Level 3 financial instruments due to changes in the municipal bond market, interest rates, and the stability of the overall market.  We have estimated our Level 3 unobservable inputs risk exposure using sensitivity analysis and have defined our valuation risk exposure as the potential overstatement or understatement of the DJW investment available for sale asset with respect to changes in market conditions that may affect pricing assuming a hypothetical change in price of 100 basis points. Assuming price was to increase or decrease by 100 basis points, the estimated impact on all Level 3 financial instruments would result in the fair value of the recorded investment available for sale and other comprehensive income (loss) to increase or decrease by approximately $0.2 million at June 30, 2012.

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

On May 16, 2012, the Company entered into the Merger Agreement as discussed in Note 1.

 7. Related Party Transactions

During the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011, the Company distributed $2.7 million, $1.8 million, $4.4 million, and $4.9 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services of PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members and (iii) tax, accounting, licensure, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.  On March 30, 2012 and June 29, 2012, PGP repurchased certain previously granted and vested profits interests from certain executive officers of the Company in the amount of $3.0 million for each repurchase date for total repurchases for the six months ended June 30, 2012 of $6.0 million which were funded by distributions of $6.0 million from PGL to PGP.  During the six months ended June 30, 2011, the Company received contributions of $4.4 million from PGP primarily for land and capitalized costs related to the Kansas Star development project that were paid by PGP.

During the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011, the Company expensed $0.2 million, $0.1 million, $0.5 million and $0.3 million, respectively, as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA (an affiliate) a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 0.75% to 1.25% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.2 million in affiliate management fees payable to OEDA during each of the three months ended June 30, 2012 and 2011 and $0.4 million in affiliate management fees payable to OEDA during each of the six months ended June 30, 2012 and 2011.

In accordance with a management services agreement between DJW and PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, DJW expensed management fees of $0.8 million and $0.7 million during the three months ended June 30, 2012 and 2011, respectively and $1.5 million and $1.4 million during the six months ended June 30, 2012 and 2011, respectively.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreement, EVD, DJW, ABC and KSC must each pay the board member a fee equal to 2.5% of EVD’s, DJW’s, ABC’s and KSC’s earnings before interest, taxes, depreciation, amortization and charges associated with the impairment of assets, development expenses, pre-opening expenses, management and consulting fees, corporate allocations, gains or losses on the disposal of assets and extraordinary gains or losses, in each case, applicable to such period.  EVD expensed $0.2 million of affiliate management fees during each of the three months ended June 30, 2012 and 2011 and $0.4 million of affiliate management fees during each of the six months ended June 30, 2012 and 2011, related to this agreement.   DJW expensed $0.3 million of affiliate management fees during each of the three months ended June 30, 2012 and 2011 and $0.5 million of affiliate management fees during each of the six months ended June 30, 2012 and 2011, related to this agreement.  ABC expensed $0.1 million of affiliate management fees during each of the three months ended June 30, 2012 and 2011 and $0.2 million of affiliate management fees during each of the six months ended June 30, 2012 and 2011, related to this agreement.  KSC expensed $0.6 million of affiliate management fees during the three months ended June 30, 2012 and $1.2 million of affiliate management fees during the six months ended June 30, 2012 related to this agreement.  KSC had no expense under this agreement during the three and six months ended June 30, 2011 as 2.5% fee on earnings as detailed above was effective beginning the first full month subsequent to operations, or January 2012.

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

The tables below present information about reported segments as of and for the years ended (in thousands):

	Net Revenues From External Customers Three Months Ended June 30,		Net Revenues From External Customers Six Months Ended June 30,
	2012	2011	2012	2011
Diamond Jo Dubuque	$17,523	$17,233	$35,151	$33,992
Diamond Jo Worth	25,145	24,495	49,086	46,080
Evangeline Downs	32,047	31,435	62,139	60,052
Amelia Belle	13,133	11,331	26,011	24,772
Kansas Star	45,276	-	95,543	-
Total	$133,124	$84,494	$267,930	$164,896

	Segment Operating Earnings Three Months Ended June 30, (1)		Segment Operating Earnings Six Months Ended June 30, (1)
	2012	2011	2012	2011
Diamond Jo Dubuque	$5,812	$6,121	$11,868	$11,812
Diamond Jo Worth	10,451	10,148	20,372	18,839
Evangeline Downs	8,392	8,232	17,309	16,810
Amelia Belle	4,348	3,258	8,619	7,642
Kansas Star	23,013	-	49,802	-
Total property segment operating earnings (1)	52,016	27,759	107,970	55,103
General Corporate	(2,487)	(2,217)	(5,346)	(4,530)
Total segment operating earnings (1)	49,529	25,542	102,624	50,573
Gain on settlement (2)	-	-	-	711
Depreciation and amortization	(10,334)	(7,142)	(20,774)	(14,363)
Pre-opening expense	(3)	(1,883)	(3)	(2,940)
Affiliate management fees	(2,348)	(1,604)	(4,761)	(3,144)
Merger-related expenses	(2,173)	-	(2,173)	-
Gain (loss) on disposal of assets	18	(43)	37	(77)
Loss from equity affiliate	(16)	(27)	(44)	(64)
Interest income	566	614	1,127	1,214
Interest expense, net of amounts capitalized	(17,988)	(17,554)	(36,399)	(34,136)
Net income (loss)	$17,251	$(2,097)	$39,634	$(2,226)

(1)             Segment operating earnings is defined as net income (loss) plus depreciation and amortization, pre-opening expense, affiliate management fees, merger-related expenses, loss on disposal of assets, loss from equity affiliate, and interest expense, net of amounts capitalized less interest income, gain on disposal of assets, and gain on settlement.
(2)             “Gain on settlement” relates to a gain on a financial settlement with the predecessor owner of ABC during the first quarter of 2011 and is included in Other revenue for the six months ended June 30, 2011.

	Interest Income (Expense), net Three Months Ended June 30,		Interest Income (Expense), net Six Months Ended June 30,
	2012	2011	2012	2011
General Corporate	$(16,908)	$(16,988)	$(34,213)	$(33,006)
Diamond Jo Dubuque	(545)	(550)	(1,079)	(1,111)
Diamond Jo Worth	487	490	970	976
Evangeline Downs	77	94	154	181
Amelia Belle	-	3	-	4
Kansas Star	(533)	11	(1,104)	34
Total	$(17,422)	$(16,940)	$(35,272)	$(32,922)

	Depreciation and Amortization Three Months Ended June 30,		Depreciation and Amortization Six Months Ended June 30,
	2012	2011	2012	2011
General Corporate	$75	$72	$153	$129
Diamond Jo Dubuque	1,691	2,321	3,422	4,610
Diamond Jo Worth	1,410	1,373	2,839	2,837
Evangeline Downs	1,564	1,750	3,203	3,573
Amelia Belle	1,609	1,626	3,323	3,214
Kansas Star	3,985	-	7,834	-
Total	$10,334	$7,142	$20,774	$14,363

	Total Assets
	June 30, 2012	December 31, 2011

General Corporate	$20,248	$21,781
Diamond Jo Dubuque	155,870	156,997
Diamond Jo Worth	77,260	77,449
Evangeline Downs	145,132	143,829
Amelia Belle	107,240	107,308
Kansas Star	231,388	219,866
Total	$737,138	$727,230

	Cash Expenditures for Additions to Long-Lived Assets
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

General Corporate	$2,094	$405
Diamond Jo Dubuque	1,025	1,239
Diamond Jo Worth	1,001	1,245
Evangeline Downs	1,830	2,195
Amelia Belle	1,164	1,369
Kansas Star	41,804	31,609
Total	$48,918	$38,062

 9. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, payables and accrued expenses approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s money market investment, investment available for sale, note receivable, obligation under assessment arrangements and debt instruments at June 30, 2012 and December 31, 2011 are as follows (in thousands):

		June 30, 2012		December 31, 2011
	Fair Value Hierarchy	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Money market investment	Level 1	$-	$-	$18,606	$18,606
Investment available for sale	Level 3	20,125	20,125	19,352	19,352
Note receivable	Level 3	2,434	2,434	2,400	2,400
8 3/8% senior secured notes	Level 2	336,400	319,677	340,000	319,646
10 3/4% senior unsecured notes	Level 2	406,475	352,490	372,750	352,327
Senior secured credit facility	Level 2	-	-	5,000	5,000
Term loans	Level 2	-	-	8,769	8,769
Notes payable, capital lease obligations and other financial instruments	Level 2	11,868	11,662	21,878	21,189
Obligation under assessment arrangements	Level 3	43,142	35,034	26,416	20,658

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

Future performance cannot be ensured.  Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include, but are not limited to:

·
the availability and adequaacy of our cash flows to satisfy our obligations, including payment obligations under the PGL Notes and the PGL Credit Facility and additional funds required to support capital improvements and development;

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

·	a material delay or failure to consummate the acquisition of Peninsula Gaming, LLC and its operating subsidiaries by Boyd Gaming, and the related transaction contemplated in the Merger Agreement;

·	adverse outcomes of any legal proceedings in which we may become involved from time to time;

·	adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of DJL, DJW, EVD, ABC, and KSC; and

·	other factors discussed in our other filings with the SEC.

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

Executive Summary

We own and operate or manage five casinos located in Iowa, Louisiana, and Kansas.  Our corporate offices are located in Dubuque, Iowa.  Our properties consist of:

1.	Diamond Jo Dubuque operations, which comprise the Diamond Jo casino operations in Dubuque, Iowa serving the eastern Iowa, northwest Illinois, and southwest Wisconsin gaming markets;
2.	Diamond Jo Worth operations, which comprise the Diamond Jo casino operations in Northwood, Iowa serving north central Iowa and south central Minnesota;
3.	Evangeline Downs operations, which comprise the casino, racetrack, and OTB operations in Louisiana, serving the greater Lafayette, Louisiana area;
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

Merger Agreement

On May 16, 2012, PGP and the Company entered into the Merger Agreement with Boyd, Holdco and Merger Sub.  Upon the terms and subject to the conditions of the Merger Agreement, Boyd will acquire the Company for approximately $1.45 billion, net of certain expenses and adjustments,  See Note 1 to the condensed consolidated financial statements for more information on the Merger.

Results of Operations

 The following table sets forth certain information concerning our results of operations for the three and six months ended June 30, 2012 and 2011.

Selected Financial Measures by Property

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net Revenues:
Diamond Jo Dubuque	$17,523	$17,233	$35,151	$33,992
Diamond Jo Worth	25,145	24,495	49,086	46,080
Evangeline Downs	32,047	31,435	62,139	60,052
Amelia Belle	13,133	11,331	26,011	24,772
Kansas Star (1)	45,276	-	95,543	-
Consolidated net revenues	$133,124	$84,494	$267,930	$164,896
Segment Operating Earnings:
Diamond Jo Dubuque	$5,812	$6,121	$11,868	$11,812
Diamond Jo Worth	10,451	10,148	20,372	18,839
Evangeline Downs	8,392	8,232	17,309	16,810
Amelia Belle	4,348	3,258	8,619	7,642
Kansas Star (1)	23,013	-	49,802	-
Total property segment operating earnings (2)	52,016	27,759	107,970	55,103
General Corporate	(2,487)	(2,217)	(5,346)	(4,530)
Total segment operating earnings (2)	49,529	25,542	102,624	50,573
Gain on settlement (3)	-	-	-	711
Depreciation and amortization	(10,334)	(7,142)	(20,774)	(14,363)
Pre-opening expense	(3)	(1,883)	(3)	(2,940)
Affiliate management fees	(2,348)	(1,604)	(4,761)	(3,144)
Merger-related expenses	(2,173)	-	(2,173)	-
Gain (loss) on disposal of assets	18	(43)	37	(77)
Loss from equity affiliate	(16)	(27)	(44)	(64)
Interest income	566	614	1,127	1,214
Interest expense, net of amounts capitalized	(17,988)	(17,554)	(36,399)	(34,136)
Net income (loss)	$17,251	$(2,097)	$39,634	$(2,226)
Segment Operating Earnings Margins (4):
Diamond Jo Dubuque	33.2%	35.5%	33.8%	34.7%
Diamond Jo Worth	41.6%	41.4%	41.5%	40.9%
Evangeline Downs	26.2%	26.2%	27.9%	28.0%
Amelia Belle	33.1%	28.8%	33.1%	30.8%
Kansas Star (1)	50.8%	NA	52.1%	NA
Consolidated segment operating earnings margin	37.2%	30.2%	38.3%	30.7%
________________________

 (1)          We opened the Kansas Star interim facility on December 20, 2011.

(2)           Segment operating earnings is defined as net income (loss) plus depreciation and amortization, pre-opening expense, affiliate management fees, merger-related expenses, loss on disposal of assets, loss from equity affiliate, and interest expense, net of amounts capitalized, less interest income, gain on disposal of assets and gain on settlement.

(3)           “Gain on settlement” relates to a gain on a financial settlement with the predecessor owner of ABC during the first quarter of 2011 and is included in Other revenue for the six months ended June 30, 2011.

(4)           Segment operating earnings margin is calculated as segment operating earnings divided by net revenue.

       Three months ended June 30, 2012 compared to three months ended June 30, 2011

Consolidated net revenues increased $48.6 million, or 58%, to $133.1 million for the three months ended June 30, 2012 from $84.5 million for the three months ended June 30, 2011 driven primarily by the opening of the Kansas Star in December 2011.  Consolidated net revenues on a same store basis increased $3.3 million, or 4%, to $87.8 million.  Net revenues increased at all of our properties over the prior year quarter led by ABC which showed a 16% increase over the prior year quarter.  Net revenue increases at each of these properties was driven primarily by increases in casino revenues at each of those properties as discussed further below.  Net revenues at KSC for the three months ended June 30, 2012 were $45.3 million.

Casino revenues increased $49.6 million, or 64%, to $126.5 million for the three months ended June 30, 2012 from $76.9 million for the three months ended June 30, 2011 driven primarily by the opening of the Kansas Star in December 2011. Casino revenues on a same store basis increased $3.6 million, or 5%, to $80.5 million.  In Iowa, we continue to see steady growth as DJW’s casino revenues increased by $0.7 million, or 3%, to $23.6 million for the three months ended June 30, 2012 from $22.9 million for the three months ended June 30, 2011 while DJL’s casino revenues increased by $0.3 million, or 2%, to $17.7 million for the three months ended June 30, 2012 from $17.4 million for the three months ended June 30, 2011.  In Louisiana, both properties experienced quarter over quarter growth.  ABC’s casino revenues increased by $2.1 million, or 18%, to $14.1 million for the three months ended June 30, 2012 from $12.0 million for the three months ended June 30, 2011.  During the second quarter of 2012, ABC enhanced their marketing and direct mail efforts in an effort to drive new visitors to the property. As a result, the number of unique database players who visited the property during the second quarter of 2012 increased by 26% as compared to the prior year quarter.  EVD’s casino revenues increased by $0.5 million, or 2%, to $25.1 million for the three months ended June 30, 2012 from $24.6 million for the three months ended June 30, 2011.  Casino revenues at KSC for the three months ended June 30, 2012 were $46.0 million.

Casino operating expenses increased 62% to $50.4 million for the three months ended June 30, 2012 from $31.2 million for the three months ended June 30, 2011.  Casino expenses on a same store basis increased $1.8 million, or 6%, to $33.0 million due primarily to an increase in gaming taxes as a result of an increase in casino revenues as well as enhanced database mailings and offers.   Casino expenses at KSC for the three months ended June 30, 2012 were $17.4 million.

Promotional allowances as a percentage of casino revenues on a same store basis were essentially flat quarter over quarter at approximately 13% for each of the three months ended June 30, 2012 and 2011.  Promotional allowances as a percentage of casino revenues at KSC was 5% for the three months ended June 30, 2012.

Racing revenues at EVD decreased 5% to $5.2 million for the three months ended June 30, 2012 from $5.5 million for the three months ended June 30, 2011.  This decrease is driven entirely by the closure of our New Iberia OTB in January 2012. EVD was able to capture some of that lost revenue at its St. Martinville OTB which increased its racing revenues by $0.3 million during the three months ended June 30, 2012 compared to the prior year quarter.  Consistent with racing revenues, racing expenses decreased $0.2 million quarter over quarter.

Video poker revenues increased $0.1 million at EVD for the three months ended June 30, 2012 to $1.5 million and related expenses remained flat at $1.2 million.

Food and beverage revenues increased 23% to $8.5 million for the three months ended June 30, 2012 from $6.9 million for the three months ended June 30, 2011.  Food and beverage revenues on a same store basis increased $0.4 million, or 6%, to $7.3 million due primarily to an increase in comped beverage revenue at our Louisiana properties as we continue to focus on improved service to our guests.  Food and beverage expenses on a same store basis increased 1% to $4.6 million.  Food and beverage revenues and expenses at KSC for the three months ended June 30, 2012 were $1.2 million and $0.8 million, respectively.

Other revenues increased $0.5 million to $4.2 million for the three months ended June 30, 2012 from $3.7 million for the three months ended June 30, 2011.  Other revenues and other expenses on a same store basis remained substantially unchanged at $3.7 million and $2.8 million, respectively. Other revenues and expenses at KSC for the three months ended June 30, 2012 were $0.5 million and $0.1 million, respectively.

Selling, general and administrative expenses increased $4.7 million, or 33%, to $19.0 million for the three months ended June 30, 2012 from $14.3 million for the three months ended June 30, 2011 resulting primarily from the incremental expenses associated with the operations of the Kansas Star, which opened in December 2011.  Selling, general and administrative expenses at KSC for the three months ended June 30, 2012 were $4.0 million.

Depreciation and amortization increased 45% to $10.3 million for the three months ended June 30, 2012 from $7.1 million for the three months ended June 30, 2011.  Depreciation and amortization on a same store basis decreased $0.8 million, or 11%, to $6.3 million due primarily to slot machines purchased during the opening of DJL’s land based facility becoming fully depreciated in the fourth quarter of 2011.  Depreciation expense at KSC for the three months ended June 30, 2012 was $4.0 million.

Affiliate management fees were $2.3 million and $1.6 million for the three months ended June 30, 2012 and 2011, respectively, and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD, DJW, ABC and KSC with the increase primarily related to the addition of operations at KSC.  Upon consummation of the Merger it is expected that the existing management agreements will be terminated in connection with the change in corporate ownership.

Merger-related expenses of $2.2 million for the three months ended June 30, 2012 relate to legal and other professional fees incurred associated with the Merger as described in Note 1 to the condensed consolidated financial statements.

Pre-opening expenses of $1.9 million for the three months ended June 30, 2011 relate to start-up costs for the development project at KSC and consist primarily of pre-opening professional services fees, regulatory costs and payroll.

Segment operating earnings margin at ABC increased 430 basis points to 33.1% for the three months ended June 30, 2012 due to enhanced marketing and direct mail efforts which increased top line revenues.  Segment operating earnings margins at EVD and DJW for the three months ended June 30, 2012 were consistent with the three months ended June 30, 2011 while DJL saw a 230 basis point decrease due to costs associated with enhanced database mailings and offers.  Segment operating earnings margin at KSC for the three months ended June 30, 2012 was 50.8%.

Other expense, net of interest income, increased $0.4 million to $17.4 million for the three months ended June 30, 2012 from $17.0 million for the three months ended June 30, 2011 primarily due to interest expense associated with the KSC Term Loan and slot financing at KSC during the three months ended June 30, 2012.

       Six months ended June 30, 2012 compared to six months ended June 30, 2011

Consolidated net revenues increased $103.0 million, or 62%, to $267.9 million for the six months ended June 30, 2012 from $164.9 million for the six months ended June 30, 2011 driven primarily by the opening of the Kansas Star in December 2011.  Consolidated net revenues on a same store basis increased $7.5 million, or 5%, to $172.4 million. DJL, DJW, and EVD reported net revenue growth of 3%, 7%, and 3%, respectively, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Net revenue increases at each of these properties was driven primarily by increases in casino revenues at each of those properties.  ABC’s net revenue increased 5% over the prior year period due primarily to a 9% year over year increase in casino revenues offset, in part, by a $0.7 million gain on a financial settlement with the predecessor owner of ABC during the six months ended June 30, 2011.  Net revenues at KSC for the six months ended June 30, 2012 were $95.5 million.

Casino revenues increased $104.8 million, or 69%, to $257.3 million for the six months ended June 30, 2012 from $152.5 million for the six months ended June 30, 2011 driven primarily by the opening of the Kansas Star in December 2011. Casino revenues on a same store basis increased $8.7 million, or 6%, to $161.2 million.  In Iowa, we continue to see steady growth as DJW’s casino revenues increased by $3.2 million, or 7%, to $46.5 million for the six months ended June 30, 2012 from $43.3 million for the six months ended June 30, 2011 while DJL’s casino revenues increased by $1.3 million, or 4%, to $35.2 million for the six months ended June 30, 2012 from $33.9 million for the six months ended June 30, 2011.  Our Iowa properties continued to benefit from a strong agricultural economy in the region, which we believe helped drive an increase in spend per trip at DJW, as well as favorable weather during the first quarter of 2012. In addition, DJL increased its share of the Dubuque, Iowa market by 140 basis points over the prior period to 54.3%.  In Louisiana, both properties experienced period over period growth.  EVD’s casino revenues increased by $2.0 million, or 4%, to $51.6 million for the six months ended June 30, 2012 from $49.6 million for the six months ended June 30, 2011 due primarily to an increase in spend per trip by our guests.  ABC’s casino revenues increased by $2.3 million, or 9%, to $27.9 million for the six months ended June 30, 2012 from $25.6 million for the six months ended June 30, 2011.  The majority of this increase came during the second quarter where casino revenues increased $2.1 million as a result of enhanced marketing and direct mail efforts at ABC as discussed above.  Casino revenues at KSC for the six months ended June 30, 2012 were $96.1 million.

Casino operating expenses increased 64% to $102.1 million for the six months ended June 30, 2012 from $62.1 million for the six months ended June 30, 2011.  Casino expenses on a same store basis increased $4.1 million, or 7%, to $66.2 million due primarily to an increase in gaming taxes as a result of an increase in casino revenues as well as enhanced database mailings and offers.   Casino expenses at KSC for the six months ended June 30, 2012 were $35.9 million.

Promotional allowances as a percentage of casino revenues on a same store basis were essentially flat at approximately 13% for each of the six months ended June 30, 2012 and 2011.  Promotional allowances as a percentage of casino revenues at KSC was 4% for the six months ended June 30, 2012.

Racing revenues at EVD decreased 6% to $7.4 million for the six months ended June 30, 2012 from $7.9 million for the six months ended June 30, 2011.  This decrease is driven entirely by the closure of our New Iberia OTB in January 2012. EVD was able to capture some of that lost revenue at its St. Martinville OTB which increased its racing revenues by $0.5 million during the six months ended June 30, 2012. Consistent with racing revenues, racing expenses decreased $0.4 million quarter over quarter.

Video poker revenues increased by 7% to $3.1 million for the six months ended June 30, 2012 compared to $2.9 million for the six months ended June 30, 2011 while video poker expenses remained substantially unchanged at $2.3 million for the same periods.

Food and beverage revenues increased 27% to $17.0 million for the six months ended June 30, 2012 from $13.4 million for the six months ended June 30, 2011.  Food and beverage revenues on a same store basis increased $0.9 million, or 7%, to $14.3 million due primarily to an increase in comped beverage revenue at our Louisiana properties as we continue to focus on improved service to our guests.  Food and beverage expenses on a same store basis increased 3% to $8.9 million for the six months ended June 30, 2012.  Food and beverage revenues and expenses at KSC for the six months ended June 30, 2012 were $2.7 million and $1.8 million, respectively.

Other revenues increased $0.3 million to $7.8 million for the six months ended June 30, 2012 from $7.5 million for the six months ended June 30, 2011.  Other revenues on a same store basis decreased $0.7 million to $6.8 million due primarily to a $0.7 million gain at ABC on a financial settlement with the predecessor owner during the six months ended June 30, 2011 as discussed above.  Other expenses on a same store basis increased approximately $0.2 million over the prior year period.  Other revenues and expenses at KSC for the six months ended June 30, 2012 were $1.0 million and $0.1 million, respectively.

Selling, general and administrative expenses increased 34% to $38.2 million for the six months ended June 30, 2012 from $28.5 million for the six months ended June 30, 2011.  Selling, general and administrative expenses on a same store basis increased $1.7 million, or 6%, to $30.2 million due primarily to a $0.7 million increase at PGL in payroll and travel related expenses due in part to additional corporate travel to the new Kansas Star property to assist in operations during the opening months of the property.  Selling, general and administrative expenses at KSC for the six months ended June 30, 2012 were $8.0 million.

Depreciation and amortization increased 44% to $20.8 million for the six months ended June 30, 2012 from $14.4 million for the six months ended June 30, 2011.  Depreciation and amortization on a same store basis decreased $1.4 million, or 10%, to $13.0 million due primarily to slot machines purchased during the opening of DJL’s land based facility becoming fully depreciated in the fourth quarter of 2011.  Depreciation expense at KSC for the six months ended June 30, 2012 was $7.8 million.

Affiliate management fees were $4.8 million and $3.1 million for the six months ended June 30, 2012 and 2011, respectively, and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD, DJW, ABC and KSC with the increase primarily related to the addition of operations at KSC. Upon consummation of the Merger it is expected that the existing management agreements will be terminated in connection with the change in corporate ownership.

Merger-related expenses of $2.2 million for the six months ended June 30, 2012 relate to legal and other professional fees incurred associated with the Merger as described in Note 1 to the condensed consolidated financial statements.

Pre-opening expenses of $2.9 million for the six months ended June 30, 2011 relate to start-up costs for the development project at KSC and consist primarily of pre-opening professional services fees, regulatory costs and payroll.

Segment operating earnings margins at DJL, DJW and EVD for the six months ended June 30, 2012 were consistent with the six months ended June 30, 2011. ABC saw an increase in margins of 230 basis points as a result of the 9% increase in casino revenues.  Segment operating earnings margin at KSC for the six months ended June 30, 2012 was 52.1%.

Other expense, net of interest income, increased $2.4 million to $35.3 million for the six months ended June 30, 2012 from $32.9 million for the six months ended June 30, 2011 primarily due to the timing of the Company’s additional financing activities in February 2011 to support the Kansas Star development project including the $80.0 million PGL Secured Notes tack-on issuance and the $50.0 million PGL Unsecured Notes tack-on issuance as well as interest expense associated with the KSC Term Loan and slot financing at KSC during the six months ended June 30, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

       Cash Flows from Operating, Investing and Financing Activities

Our cash balance decreased $21.3 million to $46.9 million at June 30, 2012 from $68.2 million at December 31, 2011.

Cash flows from operating activities were $62.9 million during the six months ended June 30, 2012, compared to $16.8 million during the six months ended June 30, 2011.  The increase in cash flows from operating activities is due primarily to an increase in cash flows from operations at KSC of $51.8 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 offset by a decrease in operating cash flows at PGL due to $5.7 million of additional interest paid related to the timing of the issuance of the tack-on notes in the first quarter of 2011 and merger-related expenses paid of $1.2 million during the six months ended June 30, 2012.

Cash flows used in investing activities during the six months ended June 30, 2012 was $49.7 million consisting primarily of (i) payments of $43.4 million related to the Kansas Star development project, (ii) a $1.0 million investment in KSC Lodging as discussed in Note 2 to the condensed consolidated financial statements and (iii) outflows of $5.3 million primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures as well as payments to a third party related to contingent development payments in an amount equal to 1% of KSC’s segment operating earnings.  General maintenance capital expenditures are capital expenditures that relate to the replacement of or major renewals and improvements to our existing fixed assets.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.  Examples of general maintenance capital expenditures during the six months ended June 30, 2012, excluding slot machines, slot machine conversions and the contingent development payment noted above include improvements to our existing owned and leased buildings and improvements and the replacement of computer equipment.

Cash flows used in financing activities during the six months ended June 30, 2012 of $34.4 million reflects $4.3 million in gross proceeds from borrowings under the KSC Term Loan offset by (i) repayment of the $5.0 million outstanding balance on the PGL Credit Facility as of December 31, 2011, (ii) principal payments on debt of $23.4 million, including the payoff of all outstanding amounts under the term loans at DJL and KSC, and (iii) member distributions of $10.4 million.  Included in member distributions during the six months ended June 30, 2012 are distributions related to the repurchase of certain previously granted and vested profits interests from certain executive officers of the Company of $6.0 million.

As of June 30, 2012, the Company had no outstanding advances under the PGL Credit Facility. In addition, as of June 30, 2012, the Company had outstanding letters of credit under the PGL Credit Facility of approximately $10.8 million resulting in available borrowings thereunder of $39.2 million.

     Financing Activities

Our financing activities may have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes to our financing activities during the six months ended June 30, 2012 other than the Company repaid all outstanding advances under the term loans at DJL and KSC during the three months ended June 30, 2012 and other than that as previously disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of June 30, 2012, capital expenditures for the next 12 months, exclusive of the Kansas Star development project are expected to be approximately $7 million including payments to a third party related to contingent development payments in an amount equal to 1% of KSC’s segment operating earnings.  Capital expenditures and pre-opening costs related to the Kansas Star development for the next twelve months are expected to be $48 million (excluding any capitalized interest and anticipated financing of the hotel and certain off-site utilities by third parties).

The Company’s debt maturities for the next 12 months are expected to be approximately $11.2 million.  During the next 12 months, the Company anticipates making member distributions to PGP through the date of the Merger of approximately $3 million for the following items: (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the Board of Managers in their capacity as board members, and (iii) tax, accounting, licensure, legal, and administrative costs and expenses of PGP.  The Company may make additional member distributions to PGP during 2012 related to the redemption of profits interests held by senior management, depending upon the determination of the Board that certain conditions precedent have been satisfied.

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

Pursuant to the acquisition of PGL and its operating subsidiaries by Boyd, as discussed in Note 1 to the condensed consolidated financial statements, Boyd is expected to refinance our existing senior indebtedness at the time of the Merger. If the Merger is consummated, it is likely that the Company will incur costs related to the early retirement of debt.

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

CONTRACTUAL OBLIGATIONS

A table of our contractual obligations as of December 31, 2011 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes to our contractual obligations other than the Merger Agreement, as discussed in Note 1 to the condensed consolidated financial statements, during the six months ended June 30, 2012.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2012.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowings under the PGL Credit Facility. As of June 30, 2012, the Company had no outstanding borrowings under the PGL Credit Facility.   We have estimated our market risk exposure using sensitivity analysis and have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $50.0 million at June 30, 2012) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.5 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate investment available for sale, note receivable and debt borrowings. Our fixed rate investment available for sale is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate note receivable and fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to a refinancing of our note receivable and future indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate investment available for sale, note receivable, obligation under assessment arrangements, and debt borrowings as of June 30, 2012 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Investment available for sale	2012 - 2037	7.5%		$ 20,125	$ 20,125	(1)
Note receivable	2012 - 2014	14.5%		2,434	2,434	(2)
8 ⅜% senior secured notes	Aug 15, 2015	8.375%		319,677	336,400	(2)
10 ¾% senior unsecured notes	Aug 15, 2017	10.75%		352,490	406,475	(2)
Senior secured credit facility	January 15, 2015	6	% (3)	-	-
Notes payable, capital lease obligations and other financial instruments	2012 - 2015	6.0% - 14.4%		11,662	11,868	(2)
Obligation under assessment arrangements	2012 - 2037	2.0% - 8.0%		35,034	43,142	(2)
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

(2)           Represents fair value as of June 30, 2012 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of June 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2012, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended June 30, 2012, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Agreement and Plan of Merger, by and among Boyd Gaming Corp., Boyd Acquisition II, LLC, Boyd Acquisition Sub, LLC, Peninsula Gaming Partners, LLC, and Peninsula Gaming LLC, dated as of May 16, 2012, incorporated by reference to Exhibit 2.1 of Peninsula Gaming, LLC’s Form 8-K filed May 23, 2012.

10.1
Amendment to Lottery Gaming Facility Management Contract, effective as of July 16, 2012, by and among Kansas Star Casino, LLC, its affiliates and assigns, and the Kansas Lottery on behalf of the State of Kansas.

31.1	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

32.1	Certification of Chief Exeutive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2012.

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