Form 10-Q
period 2012-09-30
PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2012-11-02
CIK 1235662, 1299109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

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

PENINSULA GAMING, LLC

             PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)
	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,597	$68,151
Restricted cash—purse settlements	5,007	4,186
Accounts receivable, net	4,933	2,026
Receivables from affiliates	-	117
Inventories	1,789	1,621
Prepaid expenses and other assets	8,910	6,205
Total current assets	56,236	82,306
PROPERTY AND EQUIPMENT, NET	428,987	400,923
OTHER ASSETS:
Deferred financing costs, net of amortization of $12,959 and $10,055, respectively	24,477	27,285
Goodwill	85,308	85,308
Licenses and other intangibles	106,879	106,713
Deposits and other assets	6,789	5,648
Investment available for sale	20,339	19,047
Total other assets	243,792	244,001
TOTAL	$729,015	$727,230

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,700	$3,885
Construction payable	7,468	17,535
Purse settlement payable	6,430	5,884
Accrued payroll and payroll taxes	11,551	8,843
Accrued interest	8,402	24,678
Other accrued expenses	23,005	27,471
Payable to affiliates	1,342	1,441
Current maturities of long-term debt and leases	5,904	22,999
Total current liabilities	68,802	112,736

LONG-TERM LIABILITIES:
8 3/8% senior secured notes, net of discount	319,694	319,646
10 3/4% senior notes, net of discount	352,576	352,327
Senior secured credit facilities	-	5,000
Term loans	-	6,135
Notes and leases payable, net of discount	15	346
Obligation under assessment arrangements	31,330	18,742
Other liabilities	832	961
Total long-term liabilities	704,447	703,157
Total liabilities	773,249	815,893

COMMITMENTS AND CONTINGENCIES (Note 6)
MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(58,907)	(101,881)
Accumulated other comprehensive income	5,673	4,218
Total member’s deficit	(44,234)	(88,663)
TOTAL	$729,015	$727,230

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
REVENUES:
Casino	$124,549	$77,437	$381,836	$229,903
Racing	4,176	4,007	11,580	11,921
Video poker	1,403	1,410	4,476	4,296
Food and beverage	8,299	7,043	25,295	20,417
Other	4,592	4,249	12,356	11,738
Less promotional allowances	(12,738)	(10,273)	(37,331)	(29,507)
Total net revenues	130,281	83,873	398,212	248,768

EXPENSES:
Casino	48,779	30,830	150,847	92,924
Racing	4,049	3,922	11,011	11,295
Video poker	1,120	1,185	3,460	3,485
Food and beverage	5,322	4,501	16,016	13,161
Other	3,264	3,252	8,309	7,960
Selling, general and administrative	20,571	14,827	58,770	43,305
Depreciation and amortization	10,465	7,099	31,239	21,463
Pre-opening expense	153	3,923	156	6,863
Affiliate management fees	2,286	1,565	7,049	4,708
Merger-related expenses	301	-	2,474	-
(Gain) loss on disposal of assets	(9)	9	(46)	86
Total expenses	96,301	71,113	289,285	205,250

INCOME FROM OPERATIONS	33,980	12,760	108,927	43,518

OTHER INCOME (EXPENSE):
Interest income	557	559	1,685	1,775
Interest expense, net of amounts capitalized	(17,306)	(17,079)	(53,704)	(51,215)
Gain (loss) from equity affiliate	(18)	3	(62)	(62)
Total other expense	(16,767)	(16,517)	(52,081)	(49,502)

NET INCOME (LOSS)	17,213	(3,757)	56,846	(5,984)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on investment available for sale	489	(45)	1,455	876
Total other comprehensive income (loss)	489	(45)	1,455	876

COMPREHENSIVE INCOME (LOSS)	$17,702	$(3,802)	$58,301	$(5,108)

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S DEFICIT (UNAUDITED)
 (in thousands)

	COMMON MEMBER'S INTEREST	ACCUMU-LATED DEFICIT	ACCUMU-LATED OTHER COMPRE-HENSIVE INCOME	TOTAL MEMBER'S DEFICIT

BALANCE, DECEMBER 31, 2011	$9,000	$(101,881)	$4,218	$(88,663)
Net income		56,846		56,846
Unrealized gain on investment available for sale			1,455	1,455
Member contributions		698		698
Member distributions		(14,570)		(14,570)
BALANCE, SEPTEMBER 30, 2012	$9,000	$(58,907)	$5,673	$(44,234)

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$56,846	$(5,984)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	31,239	21,463
Non-cash interest	3,267	2,772
Loss from equity affiliate	62	62
Non-cash compensation	698	430
(Gain) loss on disposal of assets	(46)	86
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(821)	(748)
Receivables	(2,912)	(1,268)
Receivables from affiliates	117	(7)
Inventories	(168)	99
Prepaid expenses and other assets	(2,391)	(1,160)
Payables	1,575	1,302
Accrued expenses	(8,010)	(10,964)
Payable to affiliates	(99)	546
Net cash flows from operating activities	79,357	6,629
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance for premiums paid	(453)	(77)
Purchase of investment	(1,000)	-
Proceeds from redemption of investment	305	285
Proceeds from note receivable to related party	92	60
Business acquisition and licensing costs	(346)	(3,428)
Construction project development costs	(59,680)	(59,279)
Purchases of property and equipment	(7,219)	(6,700)
Proceeds from sale of property and equipment	376	73
Net cash flows from investing activities	(67,925)	(69,066)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	-	(7,311)
Principal payments on debt	(28,735)	(1,225)
Proceeds from senior notes	-	138,000
Proceeds from term loan	4,319	-
Proceeds from senior secured credit facilities	10,000	-
Payments on senior secured credit facilities	(15,000)	(3,500)
Member distributions	(14,570)	(6,354)
Net cash flows from financing activities	(43,986)	119,610
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,554)	57,173
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68,151	19,650
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,597	$76,823

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of capitalized interest	$63,725	$58,693
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Property and equipment acquired, but not paid	$8,248	$16,398
Property and equipment acquired in exchange for obligation under assessment arrangements	3,760	7,378
Deferred financing costs incurred in exchange for obligation under assessment arrangements	454	147
Property and equipment acquired in exchange for indebtedness	854	3,371
Unrealized gain on investment available for sale	1,455	876
Property contributions from parent	-	3,803
Gaming license contribution from parent	-	43
Prepaid expense contribution from parent	-	291

See notes to condensed consolidated financial statements.

PENINSULA GAMING, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            1. Organization and Basis of Presentation

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company, is a casino entertainment holding company with gaming operations in local markets in Iowa, Louisiana and Kansas. PGL’s wholly-owned subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo casino in Dubuque, Iowa; (ii) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), that owns and operates the Diamond Jo casino in Worth County, Iowa;  (iii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in Opelousas, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; (iv) Belle of Orleans, L.L.C., a Louisiana limited liability company (“ABC”), that owns and operates the Amelia Belle Casino in Amelia, Louisiana; (v) Kansas Star Casino, LLC, a Kansas limited liability company ("KSC"), which owns the assets of the Kansas Star Casino, Hotel and Event Center in Mulvane, Kansas (excluding lottery gaming equipment, which is owned by the State of Kansas) and manages the lottery gaming operations on behalf of the State of Kansas ("Kansas Star"), which opened its interim facility on December 20, 2011 as discussed below in the Kansas Star Developments section; and (vi) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations.  The Company is a wholly-owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).

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

The completion of the Merger is subject to various conditions, including, among others, (i) obtaining approval of certain gaming regulators, and (ii) the termination or expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”).  On June 4, 2012 the Federal Trade Commission granted early termination of the applicable waiting periods under the HSR Act.  The transaction was approved on September 27, 2012 by the Iowa Racing and Gaming Commission.  The transaction received the approval of the Louisiana State Racing Commission on September 28, 2012 and was approved by the Louisiana Gaming Control Board on October 18, 2012.

Subject to the satisfaction or waiver of conditions in the Merger Agreement, the Merger is expected to close in November 2012.

Kansas Star Developments

The Kansas Star is being developed in two phases.  KSC began casino gaming operations on December 20, 2011 in its interim facility.  Amenities currently include 1,412 slots machines, 35 table games and 5 poker tables.  Completion of the remainder of the first phase of the project is expected to occur in December 2012 and will include 1,829 slot machines, 45 table games, 10 poker tables, 150 hotel rooms in a third party operated hotel (which opened to the public in October 2012), approximately 3,400 parking spaces, a buffet, steakhouse, deli, a casino bar as well as a poker themed bar, followed by the renovation of the 162,000 square foot indoor event center (which currently houses our interim operations) during 2013.

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

The current budget for the Kansas Star project is approximately $331 million (excluding capitalized interest which is estimated to be approximately $6 million).  Total cost to open the interim casino was $179 million including approximately $15 million for publicly-owned utilities that are being financed by the City of Mulvane, Kansas (“Mulvane”) as described below.  The remaining cost for the first phase of the project is expected to be approximately $102 million, including approximately $19 million to complete the initial 150 hotel rooms of the third party financed and developed hotel and $5 million of additional publicly-owned utilities being financed by Mulvane as discussed further below.  The second phase of the Kansas Star project is budgeted at $50 million, which includes the cost of the arena renovation discussed above and approximately $19 million for the expansion to the third party hotel from 150 to 300 rooms.

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

During 2012 and 2013, Mulvane will perform additional infrastructure improvements that will benefit the Kansas Star site.   Upon completion of the improvements, Mulvane will issue additional 15 year general obligation bonds to repay construction costs of the improvements.  As of September 30, 2012, the Company has issued $5.2 million in letters of credit in favor of Mulvane to secure payments made by Mulvane related to these additional infrastructure improvements.  The amount of the current outstanding letters of credit supporting the construction of these additional utilities improvements will be reduced to an amount equal to three times the annual special assessment tax imposed on KSC upon completion of these additional improvements and issuance of the additional general obligation bonds.

           2. Summary of Significant Accounting Policies

Capitalized Interest— The Company capitalizes interest costs associated with significant construction projects. The Company capitalizes interest on amounts expended on significant construction projects at the average cost of borrowed money. Capitalization of interest ceases when the project is substantially complete.  The Company capitalized $1.0 million and $0.8 million during the three months ended September 30, 2012 and 2011, respectively, and $1.8 million and $1.3 million during the nine months ended September 30, 2012 and 2011, respectively, related to the development project at KSC.

Goodwill and Licenses and Other Intangible Assets— There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2012.   Licenses and other intangibles are summarized as follows (in thousands):

	September 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$73,359	$-	$73,359
Kansas Management Contract	28,135	-	28,135
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(622)	1,513
Customer relationships and customer list	242	(132)	110
Total	$107,633	$(754)	$106,879

	December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Intangible assets with indefinite lives:
Gaming licenses	$73,013	$-	$73,013
Kansas Management Contract	28,135	-	28,135
Tradename	2,454	-	2,454
Horse racing license	1,308	-	1,308
Intangible assets with finite lives:
Tradename	2,135	(462)	1,673
Customer relationships and customer list	242	(112)	130
Total	$107,287	$(574)	$106,713

Amortization expense for intangible assets for each of the three months ended September 30, 2012 and 2011 was $0.1 million.  Amortization expense for intangible assets for each of the nine months ended September 30, 2012 and 2011 was $0.2 million. Annual amortization expense for intangible assets is expected to be $0.2 million per year for 2012 through 2016.

Obligation Under Assessment Arrangements— Under the Mulvane Development Agreement, KSC is obligated to pay for certain infrastructure improvements constructed by Mulvane ultimately through the imposition of a special tax assessment on the Kansas Star site payable over 15 years in an amount equal to Mulvane’s obligations under the general obligation bonds.  On March 29, 2012, Mulvane issued $14.4 million of general obligation bonds as discussed in Note 1.  The special tax assessment related to these general obligation bonds is approximately $1.2 million per year paid semi-annually in May and December of each year with the first payment due in December 2012.  In addition, KSC is obligated to reimburse Mulvane for any construction costs incurred for which temporary notes have not yet been issued.  At September 30, 2012, Mulvane had incurred $3.2 million of construction costs related to the second phase of the infrastructure improvements for which temporary notes had not yet been issued.  At September 30, 2012 KSC has recorded an obligation of $17.8 million of which $13.3 million is included in Obligation under assessment arrangements within long-term liabilities and $4.5 million is included in Other accrued expenses within current liabilities.

In addition, at September 30, 2012, under the Minimum Assessment Agreement, dated October 1, 2007, among DJL, the City of Dubuque, Iowa (the “City”) and the City Assessor of the City of Dubuque (the “Minimum Assessment Agreement”), in which DJL and the City agreed to a minimum taxable value related to DJL’s new casino of $57.9 million, DJL has recorded an obligation of $19.9 million of which $18.0 million is included in Obligation under assessment arrangements within long-term liabilities and $1.9 million is included in Other accrued expenses within current liabilities.

Variable Interest Entity (“VIE”)— On January 19, 2012, KSC contributed $1.0 million in cash to KSC Lodging, L.C. (“KSC Lodging”) in exchange for an additional 22% equity interest in KSC Lodging (bringing KSC’s total equity interest in KSC Lodging, including a 34% equity interest in exchange for entering into a ground lease with KSC Lodging in 2011, to 56%) in accordance with an executed agreement under which KSC Lodging has agreed to finance, construct, own and operate the 300 room hotel at the Kansas Star.  The Company is not considered to be the primary beneficiary and thus the VIE is not consolidated into the financial statements of the Company but, rather, is recorded as an equity investment.  At September 30, 2012 the $1.0 million equity investment is included in Deposits and other assets in the Company’s condensed consolidated balance sheets. The liabilities in the Company’s condensed consolidated balance sheets that relate to KSC’s variable interests in KSC Lodging and the Company’s maximum exposure to loss as a result of its agreements with KSC Lodging at September 30, 2012 and December 31, 2011 are as follows (in thousands):
	2012	2011
Carrying amount of liabilities	$-	$-
Maximum exposure to loss	1,000	1,000

Merger-Related Expenses— During the three and nine months ended September 30, 2012, the Company expensed $0.3 million and $2.5 million, respectively, primarily related to legal and other professional services fees incurred in connection with entering into the Merger Agreement.

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

In July 2012, the FASB amended the guidance regarding testing indefinite-lived intangible assets, other than goodwill, for impairment. The amended guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount.  If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required, otherwise no further analysis is required.  This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this guidance will not have an impact on the Company’s financial statements.

3. Property and Equipment

Property and equipment at September 30, 2012 and December 31, 2011 is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Land and land improvements	$39,229	$38,493
Buildings, riverboat and improvements	341,029	340,755
Furniture, fixtures and equipment	137,111	133,509
Computer equipment	15,375	15,450
Vehicles	1,287	1,001
Construction in progress	63,233	15,453
Subtotal	597,264	544,661
Accumulated depreciation	(168,277)	(143,738)
Property and equipment, net	$428,987	$400,923

Depreciation expense during the three months ended September 30, 2012 and 2011 was $10.4 million and $7.0 million, respectively.
Depreciation expense during the nine months ended September 30, 2012 and 2011 was $31.1 million and $21.3 million, respectively.

4. Debt

Debt consists of the following (in thousands):
	September 30, 2012	December 31, 2011
8 3/8% senior secured notes due August 15, 2015, net of discount of $306 and $354, respectively, secured by substantially all the assets of the Company and its subsidiaries and the equity of the Company	$319,694	$319,646
10 3/4% senior unsecured notes due August 15, 2017, net of discount of $2,424 and $2,673, respectively	352,576	352,327
$50,000 revolving line of credit under a loan and security agreement of PGL, DJL, EVD, ABC, DJW, and KSC with Wells Fargo, interest rate at prime plus a margin of 2.5% with a floor of 6.0% (current rate of 6.0% at September 30, 2012 and December 31, 2011), maturing January 15, 2015, secured by substantially all assets of PGL, DJL, EVD, ABC, DJW, and KSC and is guaranteed up to $5.0 million by the Company’s Chief Executive Officer	-	5,000
Term loan under a loan and security agreement of PGL, DJL, and EVD with American Trust & Savings Bank, interest rate at 6.5%, due in installments through December 1, 2013, secured by certain assets of DJL	-	3,567
Term loan under a loan and security agreement of PGL and KSC with American Trust & Savings Bank, interest rate at 6.5%, due in installments through December 1, 2016, secured by certain assets of KSC	-	5,202
Notes payable and capital lease obligations, net of unamortized discount based on imputed interest rates at 6.0% - 14.4% of $64 and $689, respectively, due 2012 – 2015	5,919	20,711
Total debt	678,189	706,453
Less current portion	(5,904)	(22,999)
Total long term debt	$672,285	$683,454

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

PGL Credit Facility

As of September 30, 2012, the Company had no outstanding advances under its $50.0 million senior secured credit facility (the “PGL Credit Facility”). In addition, as of September 30, 2012, the Company had outstanding letters of credit under the PGL Credit Facility of $10.8 million resulting in available borrowings thereunder of $39.2 million.

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

Notes Payable - Slot Vendor Financing

In January 2012, KSC entered into an agreement with a third party vendor to finance an additional $0.9 million of slot machine purchases over a period of 12 months at zero percent.  As of September 30, 2012, KSC had $5.9 million recorded related to slot machine financings with various vendors.

 Compliance

As of September 30, 2012, the Company was in compliance with the terms of the agreements governing its outstanding indebtedness.

 5. Fair Value Measurements

Under GAAP, certain assets and liabilities must be measured at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). At September 30, 2012, the Company had one financial instrument that must be measured at fair value in the financial statements, an investment available for sale and at December 31, 2011, the Company had two financial instruments that must be measured at fair value in the financial statements, an investment available for sale and an investment in a money market. The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.  GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes these inputs into three broad levels.  The three levels are as follows:

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

The Company had no Level 1 financial instruments at September 30, 2012 and had one Level 1 financial instrument at December 31, 2011.  The Company held an investment in a money market whose fair value equaled its carrying value of $18.6 million at December 31, 2011.

The Company had no Level 2 financial instruments at September 30, 2012 and December 31, 2011.

The Company had one Level 3 financial instrument at September 30, 2012 and December 31, 2011.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s Level 3 financial asset that is required to be measured at fair value as of September 30, 2012 and December 31, 2011, which is classified as “Investment available for sale” in the balance sheets ($0.3 million is classified in Prepaid and other assets at September 30, 2012 and December 31, 2011) (in thousands):

	Total Carrying Value at September 30, 2012	Fair Value Measurements at September 30, 2012	Total Carrying Value at December 31, 2011	Fair Value Measurements at December 31, 2011
Investment available for sale	$20,669	$20,669	$19,352	$19,352

The following table summarizes the changes in fair value of the Company’s Level 3 assets for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Balance at beginning of the reporting period	$20,125	$19,334	$19,352	$18,592
Total gains (losses) (realized or unrealized):
Included in earnings	55	52	167	158
Included in other comprehensive income (loss)	489	(45)	1,455	876
Transfers in or out of Level 3	-	-	-	-
Purchases, sales, issuances and settlements:
Settlements	-	-	(305)	(285)
Ending balance at September 30, 2012 and 2011	$20,669	$19,341	$20,669	$19,341

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Gains included in earnings attributable to the change in unrealized gains relating to assets still held at the reporting date included in interest income	$55	$52	$167	$158

We are exposed to price valuation risk on our Level 3 financial instruments due to changes in the municipal bond market, interest rates, and the stability of the overall market.  We have estimated our Level 3 unobservable inputs risk exposure using sensitivity analysis and have defined our valuation risk exposure as the potential overstatement or understatement of the DJW investment available for sale asset with respect to changes in market conditions that may affect pricing assuming a hypothetical change in price of 100 basis points. Assuming price was to increase or decrease by 100 basis points, the estimated impact on all Level 3 financial instruments would result in the fair value of the recorded investment available for sale and other comprehensive income (loss) to increase or decrease by approximately $0.2 million at September 30, 2012.

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

On May 16, 2012, the Company entered into the Merger Agreement as discussed in Note 1.

 7. Related Party Transactions

During the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011, the Company distributed $1.2 million, $1.5 million, $5.6 million, and $6.4 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services of PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as board members and (iii) tax, accounting, licensure, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.  On March 30, 2012, June 29, 2012, and September 28, 2012, PGP repurchased certain previously granted and vested profits interests from certain executive officers of the Company in the amount of $3.0 million for each repurchase date for total repurchases for the nine months ended September 30, 2012 of $9.0 million which were funded by distributions of $9.0 million from PGL to PGP.  During the nine months ended September 30, 2011, the Company received contributions of $4.6 million from PGP primarily for land and capitalized costs related to the Kansas Star development project that were paid by PGP.

During the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011, the Company expensed $0.2 million, $0.1 million, $0.7 million and $0.4 million, respectively, as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA (an affiliate) a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 0.75% to 1.25% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, EVD expensed $0.2 million in affiliate management fees payable to OEDA during each of the three months ended September 30, 2012 and 2011 and $0.5 million in affiliate management fees payable to OEDA during each of the nine months ended September 30, 2012 and 2011.

In accordance with a management services agreement between DJW and PGP under which DJW pays to PGP a base management fee of 1.75% of net revenue (less net food and beverage revenue) plus an incentive fee ranging from 3% to 5% based on earnings before interest, taxes, depreciation, amortization and non-recurring charges, DJW expensed management fees of $0.8 million during each of the three months ended September 30, 2012 and 2011, respectively and $2.3 million and $2.1 million during the nine months ended September 30, 2012 and 2011, respectively.

EVD and PGP are parties to a consulting agreement with a board member of PGP. Under the consulting agreement, EVD, DJW, ABC and KSC must each pay the board member a fee equal to 2.5% of EVD’s, DJW’s, ABC’s and KSC’s earnings before interest, taxes, depreciation, amortization and charges associated with the impairment of assets, development expenses, pre-opening expenses, management and consulting fees, corporate allocations, gains or losses on the disposal of assets and extraordinary gains or losses, in each case, applicable to such period.  EVD expensed $0.2 million of affiliate management fees during each of the three months ended September 30, 2012 and 2011 and $0.6 million of affiliate management fees during each of the nine months ended September 30, 2012 and 2011, related to this agreement.   DJW expensed $0.3 million of affiliate management fees during each of the three months ended September 30, 2012 and 2011 and $0.8 million and $0.7 million of affiliate management fees during the nine months ended September 30, 2012 and 2011, respectively related to this agreement.  ABC expensed $0.1 million of affiliate management fees during each of the three months ended September 30, 2012 and 2011 and $0.3 million of affiliate management fees during each of the nine months ended September 30, 2012 and 2011, related to this agreement.  KSC expensed $0.6 million of affiliate management fees during the three months ended September 30, 2012 and $1.8 million of affiliate management fees during the nine months ended September 30, 2012 related to this agreement.  KSC had no expense under this agreement during the three and nine months ended September 30, 2011 as 2.5% fee on earnings as detailed above was effective beginning the first full month subsequent to operations, or January 2012.

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

The tables below present information about reported segments as of and for the years ended (in thousands):

	Net Revenues From External Customers Three Months Ended September 30,		Net Revenues From External Customers Nine Months Ended September 30,
	2012	2011	2012	2011
Diamond Jo Dubuque	$17,116	$17,970	$52,268	$51,962
Diamond Jo Worth	25,015	24,607	74,102	70,687
Evangeline Downs	29,305	28,799	91,445	88,850
Amelia Belle	12,475	12,497	38,485	37,269
Kansas Star	46,370	-	141,912	-
Total	$130,281	$83,873	$398,212	$248,768

	Segment Operating Earnings Three Months Ended September 30, (1)		Segment Operating Earnings Nine Months Ended September 30, (1)
	2012	2011	2012	2011
Diamond Jo Dubuque	$6,169	$6,484	$18,036	$18,297
Diamond Jo Worth	10,720	10,399	31,091	29,237
Evangeline Downs	7,009	6,913	24,318	23,722
Amelia Belle	3,524	3,707	12,144	11,348
Kansas Star	23,295	-	73,097	-
Total property segment operating earnings (1)	50,717	27,503	158,686	82,604
General Corporate	(3,541)	(2,147)	(8,887)	(6,677)
Total segment operating earnings (1)	47,176	25,356	149,799	75,927
Gain on settlement (2)	-	-	-	711
Depreciation and amortization	(10,465)	(7,099)	(31,239)	(21,463)
Pre-opening expense	(153)	(3,923)	(156)	(6,863)
Affiliate management fees	(2,286)	(1,565)	(7,049)	(4,708)
Merger-related expenses	(301)	-	(2,474)	-
Gain (loss) on disposal of assets	9	(9)	46	(86)
Gain (loss) from equity affiliate	(18)	3	(62)	(62)
Interest income	557	559	1,685	1,775
Interest expense, net of amounts capitalized	(17,306)	(17,079)	(53,704)	(51,215)
Net income (loss)	$17,213	$(3,757)	$56,846	$(5,984)

(1)
Segment operating earnings is defined as net income (loss) plus depreciation and amortization, pre-opening expense, affiliate management fees, merger-related expenses, loss on disposal of assets, loss from equity affiliate, and interest expense, net of amounts capitalized less interest income, gain on disposal of assets, gain from equity affiliate, and gain on settlement.

(2)	“Gain on settlement” relates to a gain on a financial settlement with the predecessor owner of ABC during the first quarter of 2011 and is included in Other revenue for the nine months ended September 30, 2011.

	Interest Income (Expense), net Three Months Ended September 30,		Interest Income (Expense), net Nine Months Ended September 30,
	2012	2011	2012	2011
General Corporate	$(16,591)	$(16,516)	$(50,804)	$(49,521)
Diamond Jo Dubuque	(467)	(504)	(1,545)	(1,614)
Diamond Jo Worth	478	485	1,449	1,461
Evangeline Downs	78	56	232	237
Amelia Belle	-	2	-	7
Kansas Star	(247)	(43)	(1,351)	(10)
Total	$(16,749)	$(16,520)	$(52,019)	$(49,440)

	Depreciation and Amortization Three Months Ended September 30,		Depreciation and Amortization Nine Months Ended September 30,
	2012	2011	2012	2011
General Corporate	$76	$72	$228	$202
Diamond Jo Dubuque	1,683	2,297	5,106	6,907
Diamond Jo Worth	1,347	1,369	4,186	4,206
Evangeline Downs	1,510	1,724	4,713	5,297
Amelia Belle	1,722	1,637	5,045	4,851
Kansas Star	4,127	-	11,961	-
Total	$10,465	$7,099	$31,239	$21,463

	Total Assets
	September 30, 2012	December 31, 2011

General Corporate	$19,275	$21,781
Diamond Jo Dubuque	152,147	156,997
Diamond Jo Worth	75,182	77,449
Evangeline Downs	138,830	143,829
Amelia Belle	103,610	107,308
Kansas Star	239,971	219,866
Total	$729,015	$727,230

	Cash Expenditures for Additions to Long-Lived Assets
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

General Corporate	$3,359	$1,458
Diamond Jo Dubuque	1,202	1,299
Diamond Jo Worth	1,337	1,570
Evangeline Downs	2,765	2,369
Amelia Belle	1,612	1,462
Kansas Star	56,970	61,249
Total	$67,245	$69,407

 9. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, payables and accrued expenses approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s money market investment, investment available for sale, note receivable, obligation under assessment arrangements and debt instruments at September 30, 2012 and December 31, 2011 are as follows (in thousands):

		September 30, 2012		December 31, 2011
	Fair Value Hierarchy	Fair Value	Recorded Amount	Fair Value	Recorded Amount
Money market investment	Level 1	$-	$-	$18,606	$18,606
Investment available for sale	Level 3	20,669	20,669	19,352	19,352
Note receivable	Level 3	2,452	2,452	2,400	2,400
8 3/8% senior secured notes	Level 2	335,360	319,694	340,000	319,646
10 3/4% senior unsecured notes	Level 2	402,038	352,576	372,750	352,327
Senior secured credit facility	Level 2	-	-	5,000	5,000
Term loans	Level 2	-	-	8,769	8,769
Notes payable, capital lease obligations and other financial instruments	Level 2	6,387	6,323	21,878	21,189
Obligation under assessment arrangements	Level 3	45,005	34,570	26,416	20,658

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

·	the loss of any license, permit or management contract, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis;

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

·
a material delay or failure to consummate the acquisition of Peninsula Gaming, LLC and its operating subsidiaries by Boyd Gaming Corporation, and the related transaction contemplated in the Merger Agreement;

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

On May 16, 2012, PGP and the Company entered into the Merger Agreement with Boyd, Holdco and Merger Sub.  Upon the terms and subject to the conditions of the Merger Agreement, Boyd will acquire the Company for approximately $1.45 billion, net of certain expenses and adjustments. See Note 1 to the condensed consolidated financial statements for more information on the Merger.

Results of Operations

 The following table sets forth certain information concerning our results of operations for the three and nine months ended September 30, 2012 and 2011.

Selected Financial Measures by Property
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net Revenues:
Diamond Jo Dubuque	$17,116	$17,970	$52,268	$51,962
Diamond Jo Worth	25,015	24,607	74,102	70,687
Evangeline Downs	29,305	28,799	91,445	88,850
Amelia Belle	12,475	12,497	38,485	37,269
Kansas Star (1)	46,370	-	141,912	-
Consolidated net revenues	$130,281	$83,873	$398,212	$248,768
Segment Operating Earnings:
Diamond Jo Dubuque	$6,169	$6,484	$18,036	$18,297
Diamond Jo Worth	10,720	10,399	31,091	29,237
Evangeline Downs	7,009	6,913	24,318	23,722
Amelia Belle	3,524	3,707	12,144	11,348
Kansas Star (1)	23,295	-	73,097	-
Total property segment operating earnings (2)	50,717	27,503	158,686	82,604
General Corporate	(3,541)	(2,147)	(8,887)	(6,677)
Total segment operating earnings (2)	47,176	25,356	149,799	75,927
Gain on settlement (3)	-	-	-	711
Depreciation and amortization	(10,465)	(7,099)	(31,239)	(21,463)
Pre-opening expense	(153)	(3,923)	(156)	(6,863)
Affiliate management fees	(2,286)	(1,565)	(7,049)	(4,708)
Merger-related expenses	(301)	-	(2,474)	-
Gain (loss) on disposal of assets	9	(9)	46	(86)
Gain (loss) from equity affiliate	(18)	3	(62)	(62)
Interest income	557	559	1,685	1,775
Interest expense, net of amounts capitalized	(17,306)	(17,079)	(53,704)	(51,215)
Net income (loss)	$17,213	$(3,757)	$56,846	$(5,984)
Segment Operating Earnings Margins (4):
Diamond Jo Dubuque	36.0%	36.1%	34.5%	35.2%
Diamond Jo Worth	42.9%	42.3%	42.0%	41.4%
Evangeline Downs	23.9%	24.0%	26.6%	26.7%
Amelia Belle	28.2%	29.7%	31.6%	30.4%
Kansas Star (1)	50.2%	NA	51.5%	NA
Consolidated segment operating earnings margin	36.2%	30.2%	37.6%	30.5%
________________________

(1)         We opened the Kansas Star interim facility on December 20, 2011.

(2)          Segment operating earnings is defined as net income (loss) plus depreciation and amortization, pre-opening expense, affiliate management fees, merger-related expenses, loss on disposal of assets, loss from equity affiliate, and interest expense, net of amounts capitalized, less interest income, gain on disposal of assets, gain from equity affiliate, and gain on settlement.

(3)          “Gain on settlement” relates to a gain on a financial settlement with the predecessor owner of ABC during the first quarter of 2011 and is included in Other revenue for the nine months ended September 30, 2011.

(4)          Segment operating earnings margin is calculated as segment operating earnings divided by net revenue.

       Three months ended September 30, 2012 compared to three months ended September 30, 2011

Consolidated net revenues increased $46.4 million, or 55%, to $130.3 million for the three months ended September 30, 2012 from $83.9 million for the three months ended September 30, 2011 driven primarily by the opening of the Kansas Star in December 2011.  Consolidated net revenues on a same store basis remained flat at $83.9 million. Net revenues increased at both DJW and EVD over the prior year quarter by 2%. While net revenues at ABC were flat to the prior year quarter at $12.5 million, third quarter operations were negatively impacted by Hurricane Isaac which made landfall along the Louisiana coast in August 2012.  In addition to the closure of the casino for two days, the hurricane impacted ABC’s operations for the days leading up to the actual landfall of the hurricane as well as several days thereafter.  Net revenues at DJL decreased 5% due primarily to a decline in casino revenues as a result of (i) a 170 basis point decline in its share of the Dubuque, Iowa market and (ii) a 250 basis point decline in table games hold percentage which more than offset a 2% increase in table game drop. During the third quarter, DJL’s nearest competitor, Mystique Casino, conducted a very aggressive direct mail campaign to increase its share of the market. As a result, DJL saw a 12% decline in rated play trips during the quarter.  DJL decided not to react with non-profitable offers but, instead, maintained its core marketing programs which we believe will be more effective over the long term. Net revenues at KSC for the three months ended September 30, 2012 were $46.4 million.

Casino revenues increased $47.1 million, or 61%, to $124.5 million for the three months ended September 30, 2012 from $77.4 million for the three months ended September 30, 2011 driven primarily by the opening of the Kansas Star in December 2011. Casino revenues on a same store basis decreased $0.4 million to $77.0 million.  In Iowa, we continued to see steady growth at DJW as its casino revenues increased by $0.7 million, or 3%, to $23.0 million for the three months ended September 30, 2012 from $22.3 million for the three months ended September 30, 2011 while DJL’s casino revenues decreased by $1.1 million, or 6%, to $17.0 million for the three months ended September 30, 2012 from $18.1 million for the three months ended September 30, 2011 for the reasons discussed above.  In Louisiana, we also continued to see steady growth at EVD as its casino revenues increased by $0.3 million, or 1%, to $23.8 million for the three months ended September 30, 2012 from $23.5 million for the three months ended September 30, 2011 while ABC’s casino revenues decreased by $0.3 million, or 2%, to $13.2 million for the three months ended September 30, 2012 from $13.5 million for the three months ended September 30, 2011.  As discussed above, third quarter operations at ABC were negatively impacted by Hurricane Isaac. Casino revenues at KSC for the three months ended September 30, 2012 were $47.5 million.

Casino operating expenses increased 58% to $48.8 million for the three months ended September 30, 2012 from $30.8 million for the three months ended September 30, 2011.  Casino expenses on a same store basis increased $0.3 million, or 1%, to $31.1 million.   Casino expenses at KSC for the three months ended September 30, 2012 were $17.6 million.

Promotional allowances as a percentage of casino revenues on a same store basis were essentially flat quarter over quarter at approximately 13% for each of the three months ended September 30, 2012 and 2011.  Promotional allowances as a percentage of casino revenues at KSC was 6% for the three months ended September 30, 2012.

Racing revenues at EVD increased 5% to $4.2 million for the three months ended September 30, 2012 from $4.0 million for the three months ended September 30, 2011 due primarily to an increase in host fee rates for showing EVD’s live races and one additional live race night over the prior year period.  Consistent with racing revenues, racing expenses increased $0.1 million quarter over quarter.

Video poker revenues remained flat at EVD for the three months ended September 30, 2012 at $1.4 million and related expenses decreased $0.1 to $1.1 million.

Food and beverage revenues increased 19% to $8.3 million for the three months ended September 30, 2012 from $7.0 million for the three months ended September 30, 2011. Food and beverage revenues on a same store basis remained flat at $7.0 million. Consistent with food and beverage revenues, food and beverage expenses on a same store basis also remained flat at $4.5 million.  Food and beverage revenues and expenses at KSC for the three months ended September 30, 2012 were $1.3 million and $0.8 million, respectively.

Other revenues increased $0.4 million to $4.6 million for the three months ended September 30, 2012 from $4.2 million for the three months ended September 30, 2011.  Other revenues and other expenses on a same store basis remained substantially unchanged quarter over quarter.  Other revenues on a same store basis were $4.1 million and $4.2 million for the three months ended September 30, 2012 and 2011, respectively and other expenses on a same store basis were $3.2 million and $3.3 million for the three months ended September 30, 2012 and 2011, respectively. Other revenues and expenses at KSC for the three months ended September 30, 2012 were $0.5 million and less than $0.1 million, respectively.

Selling, general and administrative expenses increased $5.8 million, or 39%, to $20.6 million for the three months ended September 30, 2012 from $14.8 million for the three months ended September 30, 2011.  On a same store basis, selling, general and administrative expenses increased $1.2 million to $16.0 million for the three months ended September 30, 2012 from $14.8 million for the three months ended September 30, 2011 resulting primarily from an increase in corporate payroll due to the incremental operations of the Kansas Star.  Selling, general and administrative expenses at KSC for the three months ended September 30, 2012 were $4.6 million.

Depreciation and amortization increased 48% to $10.5 million for the three months ended September 30, 2012 from $7.1 million for the three months ended September 30, 2011.  Depreciation and amortization on a same store basis decreased $0.8 million, or 11%, to $6.3 million due primarily to slot machines purchased during the opening of DJL’s land based facility becoming fully depreciated in the fourth quarter of 2011.  Depreciation expense at KSC for the three months ended September 30, 2012 was $4.1 million.

Affiliate management fees were $2.3 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively, and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD, DJW, ABC and KSC with the increase primarily related to the addition of operations at KSC.  Upon consummation of the Merger it is expected that the existing management agreements will be terminated in connection with the change in corporate ownership.

Merger-related expenses of $0.3 million for the three months ended September 30, 2012 relate to legal and other professional fees incurred associated with the Merger as described in Note 1 to the condensed consolidated financial statements.

Pre-opening expenses of $0.2 million for the three months ended September 30, 2012 relate to start-up costs for the remainder of the first phase of the development project at KSC and consist primarily of pre-opening payroll.  Pre-opening expenses of $3.9 million for the three months ended September 30, 2011 relate to start-up costs for the development project at KSC and consist primarily of pre-opening professional services fees, regulatory costs and payroll.

Segment operating earnings margin at ABC decreased 150 basis points to 28.2% for the three months ended September 30, 2012 due to the impact of Hurricane Isaac in the current period.  Segment operating earnings margins at DJW, EVD and DJL for the three months ended September 30, 2012 did not vary materially from the three months ended September 30, 2011. Segment operating earnings margin at KSC for the three months ended September 30, 2012 was 50.2%.

Interest expense, net of amounts capitalized and interest income, increased $0.2 million to $16.7 million for the three months ended September 30, 2012 from $16.5 million for the three months ended September 30, 2011 primarily due to interest expense associated with slot financing at KSC during the three months ended September 30, 2012.

         Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Consolidated net revenues increased $149.4 million, or 60%, to $398.2 million for the nine months ended September 30, 2012 from $248.8 million for the nine months ended September 30, 2011 driven primarily by the opening of the Kansas Star in December 2011.  Consolidated net revenues on a same store basis increased $7.5 million, or 3%, to $256.3 million. All same store properties reported net revenue growth for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Net revenue growth for DJL, DJW, EVD, and ABC was 1%, 5%, 3%, and 3%, respectively, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Net revenue increases at DJL, DJW, and EVD was driven primarily by increases in casino revenues.  ABC’s net revenue increase was driven primarily by a 5% increase in casino revenues compared to the prior period offset, in part, by a $0.7 million gain on a financial settlement with the predecessor owner of ABC during the nine months ended September 30, 2011.  Net revenues at KSC for the nine months ended September 30, 2012 were $141.9 million.

Casino revenues increased $151.9 million, or 66%, to $381.8 million for the nine months ended September 30, 2012 from $229.9 million for the nine months ended September 30, 2011 driven primarily by the opening of the Kansas Star in December 2011. Casino revenues on a same store basis increased $8.3 million, or 4%, to $238.2 million.  In Iowa, we continue to see steady growth at DJW as its casino revenues increased by $3.9 million, or 6%, to $69.5 million for the nine months ended September 30, 2012 from $65.6 million for the nine months ended September 30, 2011 while DJL’s casino revenues increased by $0.3 million, or 1%, to $52.3 million for the nine months ended September 30, 2012 from $52.0 million for the nine months ended September 30, 2011.  Our Iowa properties continued to benefit from a strong agricultural economy in the region, which we believe helped drive an increase in spend per trip at DJW, as well as favorable weather during the first quarter of 2012. In addition, DJL increased its share of the Dubuque, Iowa market by 40 basis points over the prior period to 53.9%.  In Louisiana, both properties experienced period over period growth.  EVD’s casino revenues increased by $2.3 million, or 3%, to $75.4 million for the nine months ended September 30, 2012 from $73.1 million for the nine months ended September 30, 2011 due primarily to an increase in spend per trip by our guests.  ABC’s casino revenues increased by $1.8 million, or 5%, to $41.0 million for the nine months ended September 30, 2012 from $39.2 million for the nine months ended September 30, 2011.  The majority of this increase came during the second quarter where casino revenues increased $2.1 million as a result of enhanced marketing and direct mail efforts at ABC and was offset by a $0.3 million casino revenue decrease in the third quarter as a result of the impact of Hurricane Isaac as discussed above.  Casino revenues at KSC for the nine months ended September 30, 2012 were $143.6 million.

Casino operating expenses increased $57.9 million, or 62%, to $150.8 million for the nine months ended September 30, 2012 from $92.9 million for the nine months ended September 30, 2011.  Casino expenses on a same store basis increased $4.4 million, or 5%, to $97.3 million due primarily to an increase in gaming taxes as a result of an increase in casino revenues as well as enhanced database mailings and offers.   Casino expenses at KSC for the nine months ended September 30, 2012 were $53.5 million.

Promotional allowances as a percentage of casino revenues on a same store basis were essentially flat for the nine months ended September 30, 2012 and 2011 at approximately 13%.  Promotional allowances as a percentage of casino revenues at KSC was 5% for the nine months ended September 30, 2012.

Racing revenues at EVD decreased 3% to $11.6 million for the nine months ended September 30, 2012 from $11.9 million for the nine months ended September 30, 2011.  This decrease is driven entirely by the closure of our New Iberia OTB in January 2012. EVD was able to capture some of that lost revenue at its St. Martinville OTB which increased its racing revenues by $0.7 million during the nine months ended September 30, 2012. Consistent with racing revenues, racing expenses decreased $0.3 million compared to the prior period.

Video poker revenues increased by 5% to $4.5 million for the nine months ended September 30, 2012 compared to $4.3 million for the nine months ended September 30, 2011 while video poker expenses remained substantially unchanged at $3.5 million for the same periods.

Food and beverage revenues increased 24% to $25.3 million for the nine months ended September 30, 2012 from $20.4 million for the nine months ended September 30, 2011.  Food and beverage revenues on a same store basis increased $0.8 million, or 4%, to $21.2 million due primarily to an increase in comped beverage revenue at our Louisiana properties as we continue to focus on improved service to our guests.  Food and beverage expenses on a same store basis increased 2% to $13.4 million for the nine months ended September 30, 2012.  Food and beverage revenues and expenses at KSC for the nine months ended September 30, 2012 were $4.1 million and $2.6 million, respectively.

Other revenues increased $0.7 million to $12.4 million for the nine months ended September 30, 2012 from $11.7 million for the nine months ended September 30, 2011. Other revenues on a same store basis decreased $0.8 million to $10.9 million due primarily to a $0.7 million gain at ABC on a financial settlement with the predecessor owner during the nine months ended September 30, 2011 as discussed above.  Other expenses on a same store basis increased approximately $0.2 million over the prior year period.  Other revenues and expenses at KSC for the nine months ended September 30, 2012 were $1.5 million and $0.2 million, respectively.

Selling, general and administrative expenses increased 36% to $58.8 million for the nine months ended September 30, 2012 from $43.3 million for the nine months ended September 30, 2011. Selling, general and administrative expenses on a same store basis increased $2.9 million, or 7%, to $46.2 million due primarily to an increase in corporate payroll and travel due to the incremental operations of the Kansas Star and to assist in operations during the opening months of the property.  Selling, general and administrative expenses at KSC for the nine months ended September 30, 2012 were $12.5 million.

Depreciation and amortization increased 45% to $31.2 million for the nine months ended September 30, 2012 from $21.5 million for the nine months ended September 30, 2011.  Depreciation and amortization on a same store basis decreased $2.2 million, or 10%, to $19.3 million due primarily to slot machines purchased during the opening of DJL’s land based facility becoming fully depreciated in the fourth quarter of 2011.  Depreciation expense at KSC for the nine months ended September 30, 2012 was $12.0 million.

Affiliate management fees were $7.0 million and $4.7 million for the nine months ended September 30, 2012 and 2011, respectively, and relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD, DJW, ABC and KSC with the increase primarily related to the addition of operations at KSC.  Upon consummation of the Merger it is expected that the existing management agreements will be terminated in connection with the change in corporate ownership.

Merger-related expenses of $2.5 million for the nine months ended September 30, 2012 relate to legal and other professional fees incurred associated with the Merger as described in Note 1 to the condensed consolidated financial statements.

Pre-opening expenses of $0.2 million for the nine months ended September 30, 2012 relate to start-up costs for the remainder of the first phase of the development project at KSC and consist primarily of pre-opening payroll.  Pre-opening expenses of $6.9 million for the nine months ended September 30, 2011 relate to start-up costs for the development project at KSC and consist primarily of pre-opening professional services fees, regulatory costs and payroll.

Segment operating earnings margins at DJL, DJW and EVD for the nine months ended September 30, 2012 did not vary materially from the nine months ended September 30, 2011. ABC saw an increase in margins of 120 basis points as a result of the 5% increase in casino revenues.  Segment operating earnings margin at KSC for the nine months ended September 30, 2012 was 51.5%.

Interest expense, net of amounts capitalized and interest income, increased $2.6 million to $52.0 million for the nine months ended September 30, 2012 from $49.4 million for the nine months ended September 30, 2011 primarily due to the timing of the Company’s additional financing activities in February 2011 to support the Kansas Star development project including the $80.0 million PGL Secured Notes tack-on issuance and the $50.0 million PGL Unsecured Notes tack-on issuance as well as interest expense associated with the KSC Term Loan during the first and second quarter of 2012 and slot financing at KSC during the nine months ended September 30, 2012.

Our operations are subject to seasonal fluctuations. Our Iowa operations are typically weaker from November through February as a result of adverse weather conditions, and are typically stronger from March through October. Our Louisiana horse racing operations are also subject to seasonal fluctuations. Our horse racing operations are usually stronger during live racing season, which generally runs from April through December. We have not operated in Kansas long enough to observe significant seasonal fluctuations in our Kansas operations. In general, our payroll and general and administrative expenses are affected by inflation. Although inflation has not had a material effect on our business to date, we could experience more significant effects of inflation in future periods.

LIQUIDITY AND CAPITAL RESOURCES

       Cash Flows from Operating, Investing and Financing Activities

Our cash balance decreased $32.6 million to $35.6 million at September 30, 2012 from $68.2 million at December 31, 2011.

Cash flows from operating activities were $79.4 million during the nine months ended September 30, 2012, compared to $6.6 million during the nine months ended September 30, 2011.  The increase in cash flows from operating activities is due primarily to an increase in cash flows from operations at KSC of $79.6 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 offset by a decrease in operating cash flows at PGL due to $5.7 million of additional interest paid related to the timing of the issuance of the tack-on notes in the first quarter of 2011 and merger-related expenses paid of $1.5 million during the nine months ended September 30, 2012.

Cash flows used in investing activities during the nine months ended September 30, 2012 was $67.9 million consisting primarily of (i) payments of $59.7 million related to the Kansas Star development project, (ii) a $1.0 million investment in KSC Lodging as discussed in Note 2 to the condensed consolidated financial statements and (iii) outflows of $7.2 million primarily related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures as well as payments to a third party related to contingent development payments in an amount equal to 1% of KSC’s segment operating earnings.  General maintenance capital expenditures are capital expenditures that relate to the replacement of or major renewals and improvements to our existing fixed assets.  Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred.  Examples of general maintenance capital expenditures during the nine months ended September 30, 2012, excluding slot machines, slot machine conversions and the contingent development payment noted above include improvements to our existing owned and leased buildings and improvements and the replacement of computer equipment and racing equipment.

Cash flows used in financing activities during the nine months ended September 30, 2012 of $44.0 million reflects borrowings under the PGL Credit Facility of $10.0 million and $4.3 million in gross proceeds from borrowings under the KSC Term Loan offset by (i) repayment of $15.0 million of borrowings under PGL Credit Facility, (ii) principal payments on debt of $28.7 million, including the payoff of all outstanding amounts under the term loans at DJL and KSC, and (iii) member distributions of $14.6 million. Included in member distributions during the nine months ended September 30, 2012 are distributions related to the repurchase of certain previously granted and vested profits interests from certain executive officers of the Company of $9.0 million.

As of September 30, 2012, the Company had no outstanding advances under the PGL Credit Facility. In addition, as of September 30, 2012, the Company had outstanding letters of credit under the PGL Credit Facility of approximately $10.8 million resulting in available borrowings thereunder of $39.2 million.

     Financing Activities

Our financing activities may have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes to our financing activities during the nine months ended September 30, 2012 other than the Company repaid all outstanding advances under the term loans at DJL and KSC in June 2012 and all outstanding borrowings under the PGL Credit Facility as of December 31, 2011 and other than that as previously disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of September 30, 2012, capital expenditures for the next 12 months, exclusive of the Kansas Star development project are expected to be approximately $10 million including payments to a third party related to contingent development payments in an amount equal to 1% of KSC’s segment operating earnings.  Capital expenditures and pre-opening costs related to the Kansas Star development for the next twelve months are expected to be $34 million (excluding any capitalized interest and anticipated financing of the hotel and certain off-site utilities by third parties).

The Company’s debt maturities for the next 12 months are expected to be approximately $5.9 million.  During the next 12 months, the Company anticipates making member distributions to PGP through the date of the Merger of approximately $1 million for the following items: (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the Board of Managers in their capacity as board members, and (iii) tax, accounting, licensure, legal, and administrative costs and expenses of PGP.

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

CONTRACTUAL OBLIGATIONS

A table of our contractual obligations as of December 31, 2011 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes to our contractual obligations other than the Merger Agreement, as discussed in Note 1 to the condensed consolidated financial statements, during the nine months ended September 30, 2012.

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

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2012.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowings under the PGL Credit Facility. As of September 30, 2012, the Company had no outstanding borrowings under the PGL Credit Facility. We have estimated our market risk exposure using sensitivity analysis and have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $50.0 million at September 30, 2012) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.5 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate investment available for sale, note receivable and debt borrowings. Our fixed rate investment available for sale is recorded at fair value, and therefore, is directly impacted by changes in interest rates and market risks. Our fixed rate note receivable and fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to a refinancing of our note receivable and future indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate investment available for sale, note receivable, obligation under assessment arrangements, and debt borrowings as of September 30, 2012 (dollars in thousands):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
Investment available for sale	2012 - 2037	7.5%		$ 20,669	$ 20,669	(1)
Note receivable	2012 - 2014	14.5%		2,452	2,452	(2)
8 ⅜% senior secured notes	Aug 15, 2015	8.375%		319,694	335,360	(2)
10 ¾% senior unsecured notes	Aug 15, 2017	10.75%		352,576	402,038	(2)
Senior secured credit facility	January 15, 2015	6	% (3)	-	-
Notes payable, capital lease obligations and other financial instruments	2012 - 2015	6.0% - 14.4%		6,323	6,387	(2)
Obligation under assessment arrangements	2012 - 2037	2.0% - 8.0%		34,570	45,005	(2)
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

(2)           Represents fair value as of September 30, 2012 based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

(3)           Such borrowings are made under variable interest rates.  The interest rate listed is as of September 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, and in connection with the preparation of this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2012, in providing assurance that information required to be disclosed in reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended September 30, 2012, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2012.

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